Form 10-QT
period 1999-12-31
ORASURE TECHNOLOGIES INC
filed 2000-11-13
CIK 1116463

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ----------------


                                   FORM 10-QT



               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1999 TO DECEMBER 31, 1999



                         Commission File Number 1-10492


                           ORASURE TECHNOLOGIES, INC.



               Incorporated in                       IRS Employer
             the State of Delaware              Identification No. 36-4370966




                             8505 SW Creekside Place
                          Beaverton, Oregon 97008-7108

                                 (503) 641-6115








     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, no par value, of Epitope, Inc., a predecessor of OraSure Technologies, Inc., outstanding as of December 31, 1999: 14,261,887

                                EXPLANATORY NOTE

      On September 29, 2000, the board of directors of Epitope, Inc. ("Epitope"), approved a change in the company's fiscal year end from September 30 to December 31. Also, on September 29, 2000, Epitope and STC Technologies, Inc. ("STC"), were each merged into OraSure Technologies, Inc. ("OraSure"), a new corporation that was formed under Delaware law for the purposes of combining STC and Epitope by merger and changing the state of incorporation of Epitope from Oregon to Delaware. OraSure is deemed to be the successor to Epitope's prior registration under the Securities Exchange Act of 1934 pursuant to Rule 12g-3(a) under the Exchange Act.

      The first annual financial results to be reported based on Epitope's new fiscal year end will be the combined financial results of OraSure for the twelve months ending December 31, 2000. This transition report presents the financial results of Epitope for the transition period from October 1, 1999, through December 31, 1999.

      The interim condensed consolidated financial statements as of December 31, 1999, and December 31, 1998, incorporated by reference herein are unaudited; however, in the opinion of the company's management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Epitope's 1999 Annual Report on Form 10-K. Results of operations for the three-month period ended December 31, 1999, are not necessarily indicative of the results of operations expected for the full fiscal year.

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

      The unaudited condensed consolidated financial statements of Epitope at December 31, 1999, and December 31, 1998, and for the three-month periods then ended, and related notes to such financial statements required to be included in this transition report are incorporated herein by reference to Exhibit 99.1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations of Epitope required to be included in this transition report is incorporated herein by reference to Exhibit 99.2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Epitope did not hold material amounts of derivative financial instruments, other financial instruments, or derivative commodity instruments, and accordingly had no material market risk to report under this item for the transition period from October 1, 1999, through December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

      No legal proceedings are required to be reported for the transition period from October 1, 1999, through December 31, 1999.

Item 5.   Other Information

      Other information reported by Epitope for the transition period from October 1, 1999, through December 31, 1999, is hereby incorporated by reference to Exhibit 99.3.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibits are listed on the attached Exhibit Index immediately following the signature page to this report.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the transition period from October 1, 1999, through December 31, 1999. On September 29, 2000, Epitope filed a report on Form 8-K to report its change in fiscal year-end from September 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ORASURE TECHNOLOGIES, INC.



November 10, 2000                         /S/CHARLES E. BERGERON
------------------------------------         ---------------------------------
Date                                      Charles E. Bergeron
                                          Chief Financial Officer
                                          (Principal Financial Officer)


November 10, 2000                         /S/THEODORE R. GWIN
------------------------------------         ---------------------------------
Date                                      Theodore R. Gwin
                                          Controller
                                          (Principal Accounting Officer)

                                  Exhibit Index

27 Financial Data Schedule for the three-month period ended December 31, 1999. Incorporated by reference to Exhibit 27 to Epitope's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 10, 2000 (the "First Quarter 10-Q").

99.1 Unaudited condensed consolidated financial statements of Epitope at December 31, 1999 and 1998, and for the quarterly periods then ended. Incorporated by reference to Item 1 of the First Quarter 10-Q.

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations of Epitope for the three-month periods ended December 31, 1999 and 1998. Incorporated by reference to Item 2 of the First Quarter 10-Q.

99.3 Other information relating to the operations of Epitope for the three-month period ended December 31, 1999. Incorporated by reference to Item 5 of the First Quarter 10-Q.