Form 10-Q
period 2000-09-30
ORASURE TECHNOLOGIES INC
filed 2000-11-14
CIK 1116463

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ---------------------


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____.

                         Commission File Number 1-10492


                           ORASURE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 36-4370966
        (State or other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

                             8505 SW Creekside Place
                          Beaverton, Oregon 97008-7108
               (Address of principal executive offices) (Zip code)

                                 (503) 641-6115
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, par value $.000001 per share, outstanding as of November 9, 2000: 36,343,258

                          PART I. FINANCIAL INFORMATION

                                                                      Page No.
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets at September 30, 2000
      and December 31, 1999.................................              2
   Condensed Consolidated Statements of Operations for the
      three months and nine months ended
      September 30, 2000 and 1999...........................              3
   Condensed Consolidated Statements of Changes in Stockholders'
      Equity for the three months and nine months
      ended September 30, 2000..............................              4
   Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 2000 and 1999..............              5

   Notes to Condensed Consolidated Financial Statements.....              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS .....................             10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISK........................................             13


                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........             14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             14

ITEM 5. OTHER INFORMATION...................................             15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................             17

ORASURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999

ASSETS

Current assets
  Cash and cash equivalents.........              $16,486,177         $ 2,049,644
  Marketable securities.............               11,205,498          12,287,795
  Trade accounts receivable, net ...                4,535,510           3,884,395
  Other receivables.................                  130,941              92,186
  Inventories (Note 2) .............                1,775,374           2,405,439
  Prepaid expenses..................                  604,157             649,896
                                                   ----------          ----------

                                                   34,737,657          21,369,355

Property and equipment, net.........                6,711,064           5,155,815
Patents and proprietary technology, net             2,388,192           2,598,308
Other assets and deposits...........                  644,296             502,549
                                                   ----------          ----------

                                                  $44,481,209         $29,626,027

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt.              $ 1,054,461          $1,054,462
  Accounts payable..................                3,042,209           1,213,506
  Salaries, benefits and other accrued
  liabilities.......................                5,132,770           2,787,727
                                                    ---------           ---------
                                                    9,229,440           5,055,695

Long-term debt......................                5,036,371           5,819,980
Other liabilities...................                  404,501             512,000

Stockholders' equity
  Common stock......................              148,784,219         128,115,522
  Accumulated deficit...............             (118,712,279)       (109,617,952)
  Accumulated other comprehensive loss
  .........................                          (261,043)           (259,218)
                                                  -----------         -----------
                                                   29,810,897          18,238,352

                                                  $44,481,209         $29,626,027

        The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30             SEPTEMBER 30

                                      2000       1999          2000       1999
Revenues
  Product sales ..............     $6,867,729  $6,537,458   $20,397,691 $17,087,602
  Grants and contracts .......        354,649      73,538       604,608     579,271
                                    ---------   ---------    ----------  ----------
                                    7,222,378   6,610,996    21,002,299  17,666,873
Costs and expenses
  Product costs...............      3,096,668   2,574,537     8,210,484   6,840,808
  Research and development costs    2,800,366   1,189,439     6,632,699   4,177,885
  Acquired in-process technology        -       1,500,000         -       1,500,000
  Sales and marketing expenses      1,791,039   1,539,073     4,995,080   4,005,471
  General and administrative
   expenses...................      1,846,019   1,813,354     5,527,034   4,719,380
  Merger expenses.............      5,919,764       -         5,919,764        -
                                   ----------   ---------    ----------  ----------
                                   15,453,856   8,616,403    31,285,061  21,243,544

Loss from operations..........     (8,231,478) (2,005,407)  (10,282,762) (3,576,671)

Other income (expense), net
  Interest income.............        396,686     249,418       943,869     413,698
  Interest expense............       (122,869)   (139,443)     (375,677)   (409,041)
  Foreign currency gain (loss)         28,418     (45,186)       19,750      45,186
  Other, net..................         18,091      16,052       624,856      14,804
                                   ----------   ---------    ----------  ----------
                                      320,326      80,841     1,212,798      64,647

Net loss before income taxes..     (7,911,152) (1,924,566)   (9,069,964)  3,512,024)

Income taxes..................        (12,673)      -           (24,363)       -

Net loss......................    $(7,923,825) (1,924,566)   (9,094,327) (3,512,024)

Basic and diluted net loss per
   share......................    $     (0.22) $    (0.06)   $    (0.26)  $   (0.12)

Weighted average number of
   shares outstanding.........     35,369,781  30,254,528    34,546,219  30,173,380

        The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)

                                                                              ACCUMULATED
                                                                                 OTHER
                                       COMMON STOCK            ACCUMULATED    COMPREHENSIVE
                                   SHARES        DOLLARS         DEFICIT           LOSS            TOTAL
                                  ----------  ------------    -------------      ---------      -----------

BALANCES AT DECEMBER 31, 1999..   32,635,320   128,115,522     (109,617,952)      (259,218)      18,238,352

Common stock issued upon
   exercise of options.........    1,143,944     5,071,383                -              -        5,071,383
Common stock issued upon
   exercise of warrants........      551,700     3,262,202                -              -        3,262,202
Common stock issued under Employee
  Stock Purchase Plan..........        5,195        24,838                -              -           24,838
Common stock issued as matching
  savings plan contributions...        2,193        20,559                -              -           20,559
Compensation expense for stock
  option grants................            -        28,373                -              -           28,373
Expenses related to equity issuance        -       (72,145)               -              -          (72,145)
Other comprehensive net loss for
  the quarter..................            -             -                -        (23,345)         (23,345)
Net loss for the quarter.......            -             -         (833,748)             -         (833,748)
                                  ----------  ------------    -------------      ---------      -----------

BALANCES AT MARCH 31, 2000.....   34,338,352   136,450,732     (110,451,700)      (282,563)      25,716,469

Common stock issued upon exercise
  of options...................       69,238       265,997                -              -          265,997
Common stock issued upon  exercise
  of warrants..................      672,267     3,975,115                -              -        3,975,115
Common stock issued under Employee
  Stock Purchase Plan..........        1,522         5,024                -              -            5,024
Common stock issued as matching
  savings plan contributions...        1,345        18,495                -              -           18,495
Compensation expense for stock
  option grants................            -        59,451                -              -           59,451
Expenses related to equity issuance        -        (7,887)               -              -           (7,887)
Other comprehensive net loss
  for the quarter..............            -             -                -        (92,636)         (92,636)
Net loss for the quarter.......            -             -         (336,754)             -         (336,754)
                                  ----------  ------------    -------------      ---------      -----------

BALANCES AT JUNE 30, 2000......   35,082,724   140,766,927     (110,788,454)      (375,199)      29,603,274

Common stock issued upon exercise
  of options...................       73,429       314,884                -              -          314,884
Common stock issued upon  exercise
  of warrants..................    1,181,940     6,988,811                -              -        6,988,811
Common stock issued under Employee
  Stock Purchase Plan..........        2,206         8,736                -              -            8,736
Compensation expense for stock
  option grants................            -       704,861                -              -          704,861
Other comprehensive net income for
  the quarter..................            -             -                -        114,156          114,156
Net loss for the quarter.......            -             -       (7,923,825)             -       (7,923,825)
                                  ----------  ------------    -------------      ---------      -----------

BALANCES AT SEPTEMBER 30, 2000.   36,340,299  $148,784,219    $(118,712,279)     $(261,043)     $29,810,897


        The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                           2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................      $(9,094,327)   $(3,512,024)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization...................        1,332,532      1,411,057
Amortization of deferred revenue................         (107,499)       (71,664)
Loss on disposition of assets...................              914          1,154
Acquired in-process technology..................                -      1,500,000
Increase in accounts receivable and other
  receivables...................................         (689,870)      (515,781)
(Decrease) increase in inventories..............          630,065       (752,827)
(Decrease) increase in prepaid expenses.........           46,802       (104,209)
Increase in accounts payable and accrued
  liabilities...................................        4,173,744        627,434
Common stock issued as compensation for services                -         29,996
Compensation expense for stock option grants and
  deferred salary increases.....................          792,685        236,672
Other, net .....................................            8,844        170,413
                                                       ----------       --------
  Net cash used in operating activities.........       (2,906,110)      (979,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities.............      (19,891,729)   (33,339,705)
Proceeds from sale of marketable securities.....       20,974,026     24,780,716
Additions to property and equipment.............       (2,542,540)    (1,250,284)
Purchase of in-process technology...............              -       (1,500,000)
Expenditures for patents and proprietary technology      (136,038)       (76,246)
Investment in affiliated companies..............          (20,404)        65,919
                                                       ----------    -----------
  Net cash used in investing activities.........       (1,616,685)   (11,319,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock..........       19,876,012     11,830,227
Proceeds from long-term debt....................              -        2,218,070
Repayments of long-term debt....................         (783,609)    (1,668,516)
                                                       ----------     ----------
  Net cash provided by financing activities.....       19,092,403     12,379,781

Effect of foreign exchange rate changes on cash.         (133,075)       (74,448)

Net increase in cash and cash equivalents.......       14,436,533          5,954
Cash and cash equivalents at beginning of period        2,049,644      1,743,834
                                                      -----------     ----------

Cash and cash equivalents at end of period......      $16,486,177     $1,749,788

        The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   THE COMPANY

On September 29, 2000, STC Technologies, Inc., a Delaware corporation (STC), and Epitope, Inc., an Oregon Corporation (Epitope), were merged (the Merger) into OraSure Technologies Inc.( the Company), a new corporation that was formed under Delaware law solely for the purposes of combining the two companies and changing the state of incorporation of Epitope from Oregon to Delaware. The companies were merged pursuant to that certain Agreement and Plan of Merger, dated May 6, 2000 (the Merger Agreement), by and among Epitope, the Company and STC. The shareholders of STC and Epitope approved the Merger Agreement on September 29, 2000.

The acquisition of STC was an all stock transaction valued at $260 million. As a result of the Merger (i) each share of STC common stock was converted into the right to receive five and two hundred ninety-six one thousandths (5.296) shares of the Company's common stock and (ii) each share of Epitope common stock was converted into the right to receive one share of the Company's common stock. Of the 36,340,299 shares of common stock of the Company issued and outstanding at September 30, 2000, 18,373,884 shares were issued to the former stockholders of STC. In addition, prior to the merger, certain STC stockholders had been granted options. After the merger these options, if exercised, would be converted into 989,356 shares of the Company's common stock at prices between $.80 and $2.83. Epitope's options to purchase common stock were converted on a one-for-one basis and became fully vested as a result of the Merger. There were 2,347,862 Epitope options issued and outstanding at September 30, 2000 with an average exercise price of $4.91.

The Merger is being accounted for as a "pooling of interests." See Note 2 for additional information regarding the Merger transaction.

The Company develops, manufactures and markets oral specimen collection devices using its proprietary oral fluid technologies, oral fluid assays, proprietary diagnostic products including in vitro diagnostic tests, and other medical devices. These products are sold to public and private-sector clients, clinical laboratories, physician offices, hospitals, and for workplace point-of-care testing in the United States and certain foreign countries. The Company's primary oral fluid technology focus is on the detection of antibodies to the Human Immunodeficiency Virus (HIV), the cause of Acquired Immune Deficiency Syndrome (AIDS). The Company's technology is also being used to test for drugs-of-abuse and other analytes.

In addition to these activities, the Company has made a net investment of more than $13.0 million over the past five years to develop UPT(TM) (Up-converting Phosphor Technology), a proprietary label detection technology for a broad range of diagnostic applications, including but not limited to use in rapid point-of-care oral fluid testing, and for the detection of drugs of abuse and other substances. UPlink(TM), UPT's point-of-care application, has been licensed to two outside companies for test development in 2000.

The interim condensed consolidated financial statements included herein are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Epitope, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and the Company's Registration Statement on Form S-4 filed on August 31, 2000. Results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results of operations expected for the full year. On September 29, 2000, Epitope changed its fiscal year-end from September 30 to December 31. As a result of the fiscal year-end change, the balance sheet for December 31, 1999 included herein is unaudited (in accordance with applicable reporting requirements).

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The information presented herein is a combination of the results of operations of Epitope and STC as though the companies had been merged during these reporting periods. The accompanying consolidated financial statements include the accounts of the Company and its joint venture subsidiary in Japan, Epitope KK, which has been accounted for under the equity method. This joint venture in Japan has since been dissolved; the Company's products will be sold in Japan through a distributor arrangement with its former joint venture partner, Sigma Seiki. The Merger has been accounted for as a pooling-of-interests and all intercompany transactions have been eliminated.

INVENTORIES.  Inventory components are summarized as follows:

                                                 SEPTEMBER 30,    DECEMBER 31
                                                      2000           1999

  Raw materials.................................     $564,379       $581,347
  Work-in-process...............................      533,439        688,168
  Finished goods ...............................      677,556      1,135,924
                                                   ----------     ----------
                                                   $1,775,374     $2,405,439


NET LOSS PER SHARE. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock consists of the number of shares issuable upon exercise of outstanding warrants and options less the number of shares assumed to have been purchased for the treasury with the proceeds from such exercise. Potential common stock is excluded from the computation if its effect is anti-dilutive. Basic and diluted net income (loss) per share are the same for the comparable three-month and nine-month periods ended September 30, 2000 and 1999. Shares of potential common stock that were not included in the calculation of diluted loss per share since they were anti-dilutive were as follows:

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                              2000        1999              2000         1999

     Number of Shares....   2,948,364     974,801          3,036,026     634,848

EXERCISE OF OPTIONS AND WARRANTS. During the quarter ended September 30, 2000, 73,429 shares of common stock were issued for the exercise of employee stock options, and 1,181,940 shares of common stock were issued for the exercise of warrants. Proceeds from the exercise of options and warrants were $314,884 and $6,988,811, respectively. Employer payroll taxes related to the exercise of employee stock options, which are charged to general and administrative expenses, were $14,719 during the quarter and $285,302 for the current nine-month period.

STATEMENT OF CASH FLOWS. Compensation expense related to the issuance of compensatory equity securities, which also represents non-cash transactions, amounted to $792,685, including $645,410 due to the accelerated vesting of discounted options as a result of the Merger, and $236,672 in the first nine months of 2000 and 1999, respectively. Cash paid for interest approximated interest expense in the nine months ended September 30, 2000 and 1999. Cash paid for foreign income taxes was $13,894 and $5,920 in the first nine months of 2000 and 1999, respectively.

MANAGEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior year's data to conform with the current year's presentation. These reclassifications had no impact on previously reported results of operations or Stockholders' equity. Management believes these reclassifications provide a more meaningful presentation.

ADVERTISING AND PROMOTIONAL EXPENSES. Advertising and promotional costs are expensed as incurred. For the nine months ended September 30, 2000 and 1999, advertising and promotional expenses were $843,219 and $338,129, respectively.

REVENUE  RECOGNITION.  In December 1999, the Securities and Exchange  Commission
(SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB 101) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the Company's financial position or results of operations. The Company recognizes revenues from sales to distributors and customers only when the related products are shipped. The Company has not granted price protection rights or rights of return to any customers, including distributors. Shipments to foreign distributors are made only when cash is received in advance or when a letter of credit is provided. Payments received in conjunction with the licensing of the UPT technology are recognized ratably over the relevant development period.

VALUATION OF LONG-LIVED ASSETS. Long-lived assets such as property, plant and equipment, patents, investments and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future discounted cash flows (fair value) is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset.

COMPREHENSIVE INCOME (LOSS). The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings in the equity section of the balance sheet. For the three months and nine months ended September 30, 2000 and 1999, comprehensive loss was as follows:

                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                      2000          1999                     2000          1999

Net loss                        $ (7,923,825)  $ (1,924,566)             $ (9,094,327) $ (3,512,024)
Foreign currency translation
   adjustments                       (73,344)         1,750                  (133,075)      (36,000)
Unrealized gain (loss) on
   marketable securities             187,500          6,250                   131,250       (68,750)
                                ------------   ------------              ------------  ------------
Comprehensive loss              $ (7,809,669)  $ (1,916,566)             $ (9,096,152) $ (3,616,774)


NOTE 3      SEGMENT AND GEOGRAPHIC AREA INFORMATION

The following disclosures are required by Statement of Financial Accounting Standards No. 131, "Segment Disclosures and Related Information" (SFAS 131):

The Company's products are included in the medical products industry segment. See Note 1 for a description of the Company's business. The Company's products are sold principally in the United States, Europe and Asia. Operating loss represents revenues less product costs and operating expenses. The operating loss outside the United States is reflected only for Europe, since revenues for other geographic areas are exports from customers in the United States, or the operating expenses associated with those customers are not easily identified and tracked.

                                                       REVENUES        OPERATING LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,              2000    1999      2000       1999
  (IN THOUSANDS)

GEOGRAPHIC AREA
  United States..............................      $18,059  $15,167   $(8,791)   $(3,502)
  Canada.....................................          121      157        -         -
  Asia.......................................          289      177        -         -
  Latin America..............................           12        4        -         -
  Europe.....................................        1,766    1,519      (303)       (10)
  Other......................................          755      643        -         -
                                                   -------  -------   -------    -------

                                                   $21,002  $17,667   $(9,094)   $(3,512)

CUSTOMER CONCENTRATION. In the third quarter of 2000, four customers accounted for 43 percent of product revenues as compared to 46 percent for the same quarter of 1999. For the nine-month periods ended September 30, 2000 and 1999, the same four customers accounted for 45 percent and 48 percent, respectively of product revenues. The Company believes that its relationship with each of these customers is strong and believes that they will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to these customers will not decrease or that these customers will not choose to replace the Company's products with those of competitors. The loss of any of these customers or a significant decrease in the volume of products purchased by them would have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results include: loss of key personnel; failure to comply with regulations of the FDA or other regulatory agencies; obstacles to international marketing of the Company's products; loss or impairment of sources of capital; ability of the Company to develop product distribution channels; ability of the Company to develop new products; development of competing products; market acceptance of oral fluid testing products; and changes in federal or state law or regulations. These factors are discussed more fully under Part II, Item 5 of this report and under "Forward-Looking Statements; Risk Factors" in Item 1 and elsewhere in the Epitope Inc. Annual Report on Form 10-K for 1999 and in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 31, 2000. Although forward-looking statements help to provide detailed information about the Company, readers should keep in mind that forward-looking statements are much less reliable than historical information. Readers are cautioned not to place undue reliance on the forward-looking statements.

MERGER

On May 6, 2000, Epitope, Inc. signed a definitive merger agreement, with STC Technologies, Inc., a privately-held company based in Bethlehem, Pennsylvania. The agreement was approved by the boards of directors of both companies. On August 31, 2000, the Company filed with the Securities and Exchange Commission, a Registration Statement on Form S-4 in connection with the proposed Merger. On September 29, 2000, the stockholders of both companies voted to approve the Merger, and both Epitope, Inc. and STC Technologies, Inc. merged into the Company (the Merger). The Merger has been accounted for as a pooling-of-interests and all intercompany transactions have been eliminated. The information presented herein is a combination of the results of operations of Epitope and STC as though the companies had been merged during these reporting periods.

RESULTS OF OPERATIONS

The tables below show the amount and percentage of the Company's total revenue contributed by each of its principal products and by licenses, grants and contracts.

THREE MONTHS ENDED SEPTEMBER 30                    2000               1999
(IN THOUSANDS, EXCEPT %)                      DOLLARS PERCENT    DOLLARS PERCENT
Product Sales
  OraSure(R)oral specimen collection devices.  $2,856     40%     $ 2,608    39%
  Histofreezer(R)cryosurgical products..        1,737     24        1,754    27
  Immunoassay tests and reagents.......         1,445     20        1,448    22
  Western blot HIV confirmatory tests..           538      7          467     7
  Other product sales..................           291      4          260     4
                                                  ---      -          ---     -
                                                6,867     95        6,537    99
Licenses, grants, and contracts........           355      5           74     1
                                                  ---      -           --     -
                                               $7,222    100%     $ 6,611   100%

NINE MONTHS ENDED SEPTEMBER 30                     2000               1999
(IN THOUSANDS, EXCEPT %)                      DOLLARS PERCENT    DOLLARS PERCENT
Product sales
  OraSure(R)oral specimen collection devices   $ 8,350    40%     $ 6,278    36%
  Histofreezer(R)cryosurgical products..         4,681    22        4,083    23
  Immunoassay tests and reagents........         4,879    23        4,438    25
  Western blot HIV confirmatory tests...         1,423     7        1,445     8
  Other product sales...................         1,064     5          844     5
                                                ------    --       ------   ---
                                                20,397    97       17,088    97
Licenses, grants and contracts.........            605     3          579     3
                                                ------    --       ------   ---
                                              $ 21,002   100%    $ 17,667   100%

REVENUES. Total product sales increased by $330,000 or 5 percent in the current quarter as compared to the third quarter of 1999 and by $3.3 million or 19 percent compared to the nine-month period of 1999. The increase in both periods was primarily a result of expanded sales volume of the Company's lead product, the OraSure(R) oral specimen collection device. Total product sales increased from the second quarter of 2000 by $180,000 or 2.5 percent. With the additional products and customer base added as the result of the Merger, the total sales to the Company's top four customers decreased to 43 percent of total sales in the third quarter of 2000. See "Customer Concentration" in Note 3 to the Condensed Consolidated Financial Statements, "Segment and Geographic Area Information."

OraSure oral specimen collection device sales increased by $248,000 or 10 percent in the current quarter as compared to the third quarter of 1999 and by $2.1 million or 33 percent in the comparable nine-month period. Histofreezer(R) sales domestically and internationally declined $17,000 or 1 percent during the current quarter as compared to the same quarter in 1999 but increased by $598,000 or 15 percent in the comparable nine-month period. Immunoassay tests and reagent sales declined by $3,000 or less than 1 percent during the third quarter of 2000 as compared to the same quarter in 1999 and increased by $441,000 or 10 percent in the comparable nine-month period. Sales of the Company's Western blot HIV confirmatory tests increased by $71,000 or 15 percent in the current quarter as compared to the third quarter of 1999, and declined $22,000 or 2 percent in the comparable nine-month period. Other product sales increased $31,000 or 12 percent during the current quarter as compared to the same quarter in 1999 and increased by $220,000 or 26 percent in the comparable nine-month period.

Product sales into the public health markets in the quarter ended September 30, 2000 totaled $2.1 million or 31 percent of total sales as compared to $2.1 million or 32 percent of total sales in the same quarter of 1999, and $5.8 million or 28 percent of total sales as compared to $4.8 million or 28 percent of total sales comparable nine-month periods. The life insurance testing market in the third quarter of 2000 contributed $2.7 million or 40 percent of total sales as compared to $2.8 million or 43 percent of total sales in the third quarter of 1999, and $8.8 million or 44 percent of total sales as compared to $7.4 million or 43 percent of total sales in the comparable nine-month periods. Sales into international markets in the current quarter were $810,000 or 10 percent of total sales as compared to $480,000 or 7 percent of total sales in the same quarter of 1999, and $2.9 million 14 percent of total sales as compared to $2.5 million or 15 percent of total sales in the comparable nine-month periods. Other markets contributed $1.2 million or 18 percent of total sales during the current quarter as compared to $1.2 million or 18 percent of total sales in the same quarter of 1999, and $3 million or 15 percent of total sales as compared to $2.4 or 14 percent of total sales in the comparable nine-month periods.

License, grant and contract revenues increased by $281,000 or 382 percent in the current quarter as compared to the third quarter of 1999, and by $25,000 or 4 percent for the comparable nine-month periods. During 2000, licensing and product development revenue primarily consisted of income from a collaboration with LabOne, Inc. related to the Intercept(TM) drugs-of-abuse service, a research agreement with an outside party to develop specific target analytes for UPlink point-of-care testing, and the first phase of a grant from the National Institutes of Health for the development of an oral fluid test for syphilis. During 1999, licensing and product development revenues consisted only of income from the collaboration with LabOne, Inc. related to the Intercept drugs-of-abuse service.

Sales for the full year are anticipated to continue to rise, compared to 1999. However, sales may be affected by economic factors and seasonality of certain markets. Expectations for future sales are based primarily on forecasts provided to the Company by individual customers rather than firm orders, as many of the customers in the public health and international markets do not have ongoing purchase commitments with the Company.

GROSS MARGIN. Gross margin on product sales was 55 percent in the third quarter of 2000 compared to 60 percent in the comparable period of 1999 as a result of the write-off of $544,000 of expired and unusable inventory. For the comparable nine-month periods gross margins were unchanged at 60 percent.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.6 million or 135 percent as compared to the third quarter of 1999, and by $2.5 million or 59 percent for the comparable nine-month periods because of heavy emphasis on the new OraQuick(R) rapid test for HIV, the development of the UPlink reader, test strip, and collector for drugs-of-abuse applications, and DNA feasibility studies. Research and development expenses are expected to increase in the fourth quarter of 2000 as clinical trials for OraQuick and UPlink development continue. In an effort to meet an aggressive development schedule for OraQuick and UPlink, the Company continues to hire experienced personnel and has contracted with several outside consulting groups to supplement the Company's internal work. The Company expects expenses related to the development and commercialization of UPlink to increase over historical levels, primarily due to expected increases in research and development, although some of this increase will be offset by outside development funding.

ACQUIRED IN-PROCESS TECHNOLOGY. In 1999, the Company paid $1.5 million to TPM Europe Holding B.V., its sublicensor, for the termination of an existing license agreement with respect to the sublicense of UPT patents owned by Leiden University. There were no such expenses in 2000.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the third quarter of 2000 increased by $252,000 or 16 percent as compared to last year's third quarter, and by $990,000 or 25 percent for the comparable nine-month periods. The increase for the quarter was primarily a result of costs to develop and establish foreign markets for OraQuick, which was launched at the XIII International AIDS Conference in Durban, South Africa in July, 2000 and costs associated with the national market launch for the Intercept drugs-of-abuse service that began in February, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of 2000 increased by $33,000 or 2 percent as compared to last year's third quarter, and by $808,000 or 17 percent for the comparable nine-month periods. Costs associated with hiring the Company's chief executive officer, increased staffing levels, operating costs associated with the building expansion in Pennsylvania, and payroll taxes incurred on the exercise of employee stock options accounted for the increase in the 2000 nine-month period.

MERGER EXPENSES. $5.9 million related to the Merger has been charged to expense during the quarter. These costs included fees for investment bankers, attorneys, and accountants, and filing and soliciting proxies .

INTEREST INCOME. Interest income for the third quarter of 2000 increased $147,000 or 59 percent as compared to last year's third quarter, and by $530,000 or 128 percent in the comparable nine-month periods due to the significant increase in cash and marketable securities as the result of the exercise of stock options and warrants.

INTEREST EXPENSE. Interest expense declined by $17,000 or 12 percent during the third quarter of 2000 as compared to last year's third quarter, and by $33,000 or 8 percent in the comparable nine-month periods as the Company paid down outstanding debt.

OTHER INCOME. Other income increased by $2,000 or 13 percent for the third quarter of 2000 as compared to last year's third quarter, and by $610,000 or over four thousand percent in the comparable nine-month periods. The nine-month increase was due to the gain received on the sale of Andrew & Williamson Sales, Co. preferred stock that was discussed in Epitope's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

FOREIGN CURRENCY GAIN (LOSS). The foreign currency gain related to Histofreezer international operations increased by $74,000 or 163 percent for the third quarter of 2000 as compared to last year's third quarter, and declined by $25,000 or 56 percent in the comparable nine-month periods primarily due to fluctuations in the exchange rate for the Netherlands guilder during these periods.

INCOME TAXES. A provision for foreign income taxes of $13,000 was recorded during the 2000 third quarter and a total of $24,000 was recorded for the nine-month period ended September 30, 2000. No income tax expense was recorded in the comparable periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES
                                                     SEPTEMBER 30, DECEMBER 31,
(IN THOUSANDS)                                           2000          1999
Cash and cash equivalents.......................      $16,486        $  2,050
Marketable securities...........................       11,205          12,288
Working capital.................................       25,508          16,314

Net cash used by operating activities in the first nine months of 2000 increased by $1.9 million compared to the nine-month period in 1999 primarily due to payments of Merger-related expenses. The total of cash and cash equivalents plus marketable securities increased by $4.2 million during the quarter due primarily to the receipt of proceeds of $7.3 million from the exercise of options and warrants to purchase common stock. The Company spent $486,000 to acquire automated manufacturing equipment for OraQuick and on expansion of facilities in Pennsylvania during the three-month period ending September 30, 2000.

At September 30, 2000, the Company had a $1.0 million equipment line of credit and a $1.0 million working capital line of credit in place with a bank. There were no borrowings under these lines of credit outstanding at September 30, 2000. Any future draws on the equipment line of credit will be used to purchase equipment and the interest rate will be fixed at the then current prime rate. Advances under the working capital line of credit will carry an interest rate of LIBOR plus 2.35 percent. The unused portion of these credit facilities expires April 30, 2001. The credit facilities require, among other items, the maintenance of minimum financial ratios and a first lien position on all assets.

The Company anticipates that it will continue to need funds to support ongoing research and development projects, to provide additional manufacturing capacity, and to increase working capital to support growth. The Company believes that its operating liquidity requirements for the foreseeable future can be met by existing resources, including marketable securities, cash generated by operations and the credit facilities described above. The Company may also receive funds through the exercise of additional stock options and warrants as well as research grants; however, there can be no assurances that funding from these sources will be available.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold material amounts of derivative financial  instruments,
other  financial   instruments,   or  derivative  commodity   instruments,   and
accordingly has no material market risk to report under this item.

The Company's holdings of financial instruments are comprised of U.S. corporate debt, certificates of deposit, government securities and commercial paper. All such instruments are classified as securities available for sale. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Market risk exposure consists principally of exposure to changes in interest rates. If changes in interest rates would effect the investments adversely the Company continues to hold the security to maturity. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter end of the maturity spectrum.

The Company does not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in the Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to US dollars affects year-to-year comparability of operating results. The Company's foreign operations represent approximately $1.5 million or 7 percent of the Company's consolidated revenues for the nine months ended September 30, 2000. Management does not expect the risk of foreign currency fluctuations to be material.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES. As a result of the Merger, all outstanding shares of common stock of Epitope, Inc., an Oregon corporation, were converted into stock of the Company. In addition, the common stock of STC was converted into common stock of the Company. There are important differences between the common stock of Epitope and the common stock of the Company, including differences relating to the fact that the Company is a Delaware corporation. There are also important differences between the common stock of STC and the common stock of the Company. A description of the common stock of the Company is attached as Exhibit 99 to this report. As a result of the conversion of common stock in the Merger, no shares of Epitope common stock remain outstanding and the shares of common stock of the Company are deemed registered under Section 12(g) of the Securities Exchange Act of 1934 as successor to Epitope, pursuant to Rule 12g-3.

RECENT SALES OF UNREGISTERED SECURITIES. From 1991 to 1994, Epitope issued warrants in several private placement transactions. The warrants had an expiration date, as extended, of September 30, 2000. During 2000, Epitope issued common stock upon the exercise of these warrants as shown following the captions "Common stock issued upon exercise of warrants" on the Condensed Consolidated Statements of Changes in Stockholders' Equity included in Part I, Item 2 of this report.

The warrantholders to whom the common stock was issued were primarily institutional and private investors who reside or are domiciled in Europe and elsewhere outside the United States. Commissions at the rate of 3 percent of the exercise price have been paid or are payable to American Equities Overseas, Inc., on certain of the sales as to which it acted as placement agent for the underlying warrants.

The common stock was issued in reliance on exemptions from registration provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended (the Securities Act), and Rule 506 of Regulation D promulgated under the Securities Act. With respect to shares issued under Regulation S, warrantholders were required to certify that they were not U.S. Persons, were the sole beneficial owners of the warrants being exercised, and were not exercising the warrants for the benefit of any U.S. Person; procedures were implemented to ensure that the common stock was issued only in offshore transactions; no directed selling efforts were made in the United States; and the common stock and the underlying warrants were issued in accordance with all other applicable requirements of Regulation S. With respect to shares issued under Regulation D, the original warrant issuance agreements contained representations as to investment intent and accredited investor status, or the warrantholder was required to make a representation as to investment intent and accredited investor status; warrants were issued to six investors; Epitope did not engage in any general solicitation or general advertising; warrantholders were informed that the common stock had not been registered and could not be resold without registration, unless an exemption was available; and Forms D were filed with the Securities and Exchange Commission. In both cases, certificates for Epitope common stock issued prior to the Merger bore restrictive legends indicating that the shares had not been registered and could be transferred only pursuant to registration or an applicable exemption. In addition, through the date of the Merger, Epitope maintained registration statements on Form S-3 covering resale of the common stock by warrantholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 2000, a special meeting of the shareholders of Epitope, Inc. was held to vote on the approval of the Agreement and Plan of Merger (Merger Agreement) under which Epitope and STC would each be merged with and into OraSure Technologies, Inc. Approximately 99 percent of the votes cast voted in favor of the Merger. The voting results were: FOR 10,699,098, AGAINST 65,347, ABSTAIN 28,415.

ITEM 5. OTHER INFORMATION

OraQuick  Rapid HIV Test.  On June 23, 2000,  Epitope  received  approval for an
Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) authorizing Epitope to begin formal clinical trials for OraQuick HIV-1/2. The OraQuick HIV-1/2 device is the Company's new rapid test designed to test an oral fluid, whole blood or serum/plasma sample for the presence of antibodies against HIV-1 or HIV-2 within 20 minutes. The IDE calls for testing approximately 3,300 subjects with multiple sample types at about 20 sites in the United States for HIV-1, and in Cote d'Ivoire, West Africa for HIV-2, to support a Pre-market Application (PMA) submission to the FDA for approval to sell OraQuick HIV-1/2 in the U.S. market. Clinical trials were started in August 2000 and are targeted for completion early in 2001. It is anticipated that the PMA will be submitted in the first quarter of 2001.

The Company is also conducting an extensive evaluation of the OraQuick HIV-1/2 device program with public health organizations both in the U.S. and around the world, going beyond the studies intended specifically for the data for FDA submission. A study has been completed at the Thai Red Cross in Bangkok, Thailand, showing 100% sensitivity and 99.9% specificity for the OraQuick HIV-1/2 device in testing a population at high risk for HIV infection. A second study at the University of Natal, Durban, South Africa is close to completion. Additional international studies are underway or planned in: Peru (conducted by University of Washington), seven Central American countries (USAID), Malawi and Botswana (sites managed by the Centers for Disease Control and Prevention
(CDC)). Additional domestic studies are underway by the CDC which is continuing a long-term study of more than 6,000 high-risk subjects in Los Angeles, and the U.S. Army which is studying more than 12,000 subjects at the Walter Reed Army Hospital. The combination of these studies is intended to demonstrate the accuracy of OraQuick HIV-1/2 testing in many environments where diverse HIV subtypes exist.

The importance of HIV-2 differs by country, and can be affected by both regulatory requirements and by competitive pressures. In most countries, any product used to screen the blood supply will require the ability to detect HIV-2, although the OraQuick HIV-1/2 product has not been intended for that market purpose. In other markets, including the United States, a test which can detect only the more prevalent HIV-1 type is generally considered sufficient, except in testing related to the blood supply. Because the competitive situation in each country will be affected by the availability of other testing products as well as each country's regulatory environment, the Company may be at a competitive disadvantage in some markets without an HIV-2 product, even if it is not required by regulations.

The overall sales potential, and the specific countries in which the Company will be able to sell its OraQuick HIV-1/2 rapid test, will be affected by whether it can arrange a sublicense or distribution agreement, related to the patent for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent less than 2 percent of known HIV cases worldwide.
Nevertheless, HIV-2 is considered to be an important component in the HIV testing regimen in many markets. In addition, a patent on the detection of HIV-2 is in force in most of the countries of North America and Western Europe, and in Japan, Korea and South Africa. Access to a license for HIV-2 may be necessary to sell HIV-2 tests in countries where this patent is registered, or to manufacture in those same countries and sell into non-patent markets. Since the HIV-2 patent is registered in the United States, the Company would be restricted from manufacturing the HIV-1/2 version of its OraQuick product in the U.S. and selling into other countries, even if the HIV-2 patent was not registered in those other countries. The Company believes that the HIV-2 patent is not in force in Sub-Saharan Africa (except South Africa), India, Pakistan, the People's Republic of China, Thailand, Russia and Eastern European countries.

The Company is pursuing several alternatives to address this situation. Whichever alternative is ultimately chosen will affect the overall potential timing and amount of revenue from the OraQuick product. The first alternative is to negotiate an agreement with a company that holds an HIV-2 license, and to manufacture an HIV-1/2 version of the OraQuick product in the U.S. for domestic use and for export to other countries. This alternative would provide wide market access, but may require distribution through the license holder to some countries and royalty payments related to the HIV-2 license. A second alternative is to sell an OraQuick HIV-1 version in markets such as the United States that do not require HIV-2 for most diagnostic testing, and to export this version to other countries, which also do not require HIV-2 detection. The third alternative is to sell an HIV-1 version of OraQuick in the U.S. market, and to manufacture an OraQuick HIV-1/2 version in a country where the HIV-2 patent is not in force, for export to countries where market pressures require an HIV-1/2 test. Both the second and third alternatives could delay introduction of the OraQuick test into the U.S. market.

FDA COMPLIANCE. The Company's Western blot products and its medical devices must be manufactured in compliance with the Food and Drug Administration's (FDA's) "good manufacturing practices" (GMP) regulations. In June 2000, the FDA issued observations of deficiencies following an inspection of Epitope's manufacturing facilities in Beaverton, Oregon, stating the FDA's view that some of Epitope's products were not manufactured in compliance with GMP regulations. The FDA had previously issued a warning letter in September 1998, and observations of deficiencies in January 1999 to Epitope based on prior inspections. The FDA has questioned Epitope's compliance with GMP regulations in areas such as process validation, purchasing controls, complaint handling, and equipment controls. The Company has undertaken a substantial review of its manufacturing and quality assurance, and has either already made changes or has changes in process, to satisfy the FDA's regulations with respect to its GMP compliance. These plans were communicated to the FDA in a written reply in September 2000.

On October 20, 2000, the FDA sent a letter to the Company regarding the serum Western blot product voicing the agency's concern over the previously observed deficiencies and stating its intent to revoke the Company's license to manufacture this product if the problems were not corrected in sufficient time. The FDA acknowledged the receipt of the Company's written responses and found that those items which had been completed appeared to be adequate, but required the Company to submit a comprehensive report by November 20, 2000 on the Company's corrective action plans and the schedule to address the remaining items. Although the serum Western blot product line is a small part of the Company's revenue, OraSure Technologies has recognized that the basic changes to the overall quality systems needed to remedy the FDA's observations would also assist in the quality for all of the Company's product lines, and therefore has devoted a considerable amount of time and resources to improving quality procedures across the Company.

Even with the substantial efforts and the progress made to-date, there is a risk that the FDA will not be satisfied by the Company's efforts. If the FDA is not satisfied, it could take action intended to force OraSure Technologies to stop manufacturing its Western blot products until the FDA believes the Company is in compliance with GMP requirements. Also, although the FDA has recently granted the Company permission to obtain certificates needed for export of products, the FDA could refuse export permission in the future if the agency determines that the Company's progress toward GMP compliance is not sufficient.

Fiscal Year End Change. On September 29, 2000, the board of directors of Epitope, Inc. adopted a resolution to change Epitope's fiscal year end from September 30 to December 31. On November 13, 2000, the Company filed a report on Form 10-QT for the transition period of October 1, 1999 to December 31, 1999, and intends to file a report on Form 10-K for the year ending December 31, 2000.

The following table presents the Company's unaudited condensed consolidated results of operations on a quarterly basis for fiscal years ended December 31, 1999 and 2000 giving effect to the Merger for all periods shown.


                                       1999                       2000
(IN THOUSANDS)             _____________________________ _____________________
                           MARCH  JUNE SEPTEMBER DECEMBER MARCH  JUNE  SEPTEMBER
                             31     30      30     31      31     30      30
Revenues
 Product sales..........  $4,824 $5,727  $6,537 $6,423  $6,479 $7,051  $6,868
 Grants and contracts...     109    396      74    360     133    117     354
                           -----  -----   -----  -----   -----  -----  ------
                           4,933  6,123   6,611  6,783   6,612  7,168   7,222

Costs and expenses
 Cost of goods sold.....   1,920  2,347   2,574  2,527   2,484  2,629   3,097
 Research and development
   costs................   1,209  1,779   1,190  1,411   1,718  2,115   2,800
 Acquired in-process
   technology...........       -      -   1,500      -       -      -       -
 Selling, general &
   administrative expenses 2,506  2,867   3,352  3,183   3,263  3,622   3,637
 Merger expenses........       -      -       -      -       -      -   5,920
                           -----  -----   -----  -----   -----  -----  ------
                           5,635  6,993   8,616  7,121   7,465  8,366  15,454


Loss from operations....    (702)  (870) (2,005)  (338)   (853)(1,198) (8,232)

Interest income.........       9    156     249     87     228    319     397
Interest expense........    (139)  (131)   (139)  (134)   (128)  (125)   (123)
Other, net..............      78     12     (30)  (106)     (9)   607      47
                           -----  -----   -----  -----   -----  -----  ------


Loss before income taxes    (754)  (833) (1,925)  (491)   (762) (397)  (7,911)

Income taxes............       -      -       -     50      56   (44)      12

Net loss................   $(754) $(833)$(1,925) $(541)  $(818) $(353)$(7,923)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)   Reports on Form 8-K

Current Report on Form 8-K dated September 29, 2000, reporting under Item 5 action by the board of directors of Epitope, Inc. to change Epitope's fiscal year end from September 30 to December 31.

Current Report on Form 8-K dated September 29, 2000, reporting under Item 2 the Merger of Epitope, Inc. and STC Technologies, Inc. with and into the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ORASURE TECHNOLOGIES, INC.



November 14, 2000                         /s/ CHARLES E. BERGERON
Date                                      Charles E. Bergeron
                                          Chief Financial Officer
                                          (Principal Financial Officer)


November 14, 2000                         /s/ THEODORE R. GWIN
Date                                      Theodore R. Gwin
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


27.   Financial Data Schedule


99.   Description Of Orasure Technologies Capital Stock