Form 10-Q
period 2001-03-31
ORASURE TECHNOLOGIES INC
filed 2001-05-15
CIK 1116463

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended March 31, 2001.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______.


                         Commission File Number 1-10492


                          ORASURE TECHNOLOGIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                     36-4370966
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


150 Webster Street, Bethlehem, Pennsylvania                         18015
 (Address of Principal Executive Offices)                         (Zip code)

                                 (610) 882-1820
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, par value $.000001 per share, outstanding as of May 9, 2001: 36,625,703

                          PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)............................      3

   Balance Sheets at March 31, 2001 and December 31, 2000...........      3

   Statements of Operations for the three months
      ended March 31, 2001 and 2000.................................      4

   Statement of Stockholders' Equity for the three months
      ended March 31, 2001..........................................      5

   Statements of Cash Flows for the three months
      ended March 31, 2001 and 2000.................................      6

   Notes to Financial Statements....................................      7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS .....................................     9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   14


                           PART II. OTHER INFORMATION



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..............................    15

Item 1.  FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          MARCH 31, 2001          DECEMBER 31, 2000
                                                                          --------------          -----------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $   6,030,738             $   5,095,639
   Short-term investments                                                   10,638,537                14,956,779
   Accounts receivable, net of allowance for doubtful
         accounts of $107,138 and $114,685                                   5,942,355                 5,276,772
   Notes receivable from officer                                               181,318                   175,649
   Inventories                                                               1,847,373                 1,495,604
   Prepaid expenses and other                                                1,105,796                 1,189,210
                                                                         -------------             -------------


                               Total current assets                         25,746,117                28,189,653
                                                                         -------------             -------------


PROPERTY AND EQUIPMENT, net                                                  7,011,092                 6,738,034

PATENTS AND PRODUCT RIGHTS, net                                              2,312,423                 2,402,386

OTHER ASSETS                                                                   387,700                   406,099
                                                                         -------------             -------------


                                                                         $  35,457,332             $  37,736,172
                                                                         =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $   1,146,921             $   1,125,138
   Accounts payable                                                          1,575,740                 1,522,295
   Accrued expenses                                                          2,870,722                 4,047,231
                                                                         -------------             -------------


                                Total current liabilities                    5,593,383                 6,694,664
                                                                         -------------             -------------


LONG-TERM DEBT                                                               4,347,713                 4,644,098
                                                                         -------------             -------------


OTHER LIABILITIES                                                              209,631                   225,334
                                                                         -------------             -------------


STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.000001, 25,000,000 shares authorized,
         none issued                                                                 -                         -
   Common stock, par value $.000001, 120,000,000 shares authorized,
         36,510,733 and 36,434,004 shares issued and outstanding                    36                        36
   Additional paid-in capital                                              149,057,565               148,767,789
   Accumulated other comprehensive loss                                       (389,735)                 (231,247)
   Accumulated deficit                                                    (123,361,261)             (122,364,502)
                                                                         -------------             -------------


                                Total stockholders' equity                  25,306,605                26,172,076
                                                                         -------------             -------------


                                                                         $  35,457,332             $  37,736,172
                                                                         =============             =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2001          2000
                                                      ----          ----
      REVENUES:
        Product                                  $ 6,890,727     $ 6,487,499
        Licensing and product development            513,297         131,874
                                                  ----------      ----------

                                                   7,404,024       6,619,373
                                                  ----------      ----------
      COSTS AND EXPENSES:
        Cost of products sold                      2,693,644       2,508,977
        Research and development                   2,166,659       1,717,305
        Sales and marketing                        1,860,362       1,396,823
        General and administrative                 1,465,511       1,889,187
        Restructuring-related                        450,000               -
                                                  ----------      ----------
                                                   8,636,176       7,512,292
                                                  ----------      ----------


                       Operating loss             (1,232,152)       (892,919)

      INTEREST EXPENSE                              (105,564)       (128,165)

      INTEREST INCOME                                293,629         227,862

      FOREIGN CURRENCY GAIN                           63,295          15,424
                                                  ----------      ----------



                       Loss before income taxes     (980,792)       (777,798)

      INCOME TAXES                                    15,967          55,950
                                                  ----------      ----------


      NET LOSS                                   $  (996,759)    $  (833,748)
                                                  ==========      ==========

      BASIC AND DILUTED NET LOSS PER SHARE       $     (0.03)    $     (0.03)
                                                  ==========      ==========

      WEIGHTED AVERAGE NUMBER OF
        SHARES OUTSTANDING                        36,456,576      33,441,765
                                                  ==========      ==========


        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                           COMMON STOCK                         COMPREHENSIVE
                                           ------------        ADDITIONAL           INCOME      ACCUMULATED
                                        SHARES      AMOUNT   PAID-IN CAPITAL        (LOSS)        DEFICIT           TOTAL
                                        ------      ------   ---------------    -------------   -----------         -----

BALANCE AT DECEMBER 31, 2000         36,434,004        $36     $148,767,789       $(231,247)    $(122,364,502)  $26,172,076

Common stock issued upon exercise
   of options                            76,729          -          219,196               -                 -       219,196
Compensation expense for stock
   option grants                              -          -           70,580               -                 -        70,580
                                                                                                                 ----------
Comprehensive loss:
      Net loss                                -          -                -               -          (996,759)     (996,759)
      Currency translation adjustment         -          -                -        (108,213)                -      (108,213)
      Unrealized loss on marketable
        securities                            -          -                -         (50,275)                -       (50,275)
                                                                                                                 ----------
            Total comprehensive loss          -          -                -               -                 -    (1,155,247)
                                     ----------        ---     ------------       ---------     -------------    ----------


BALANCE AT MARCH 31, 2001            36,510,733        $36     $149,057,565       $(389,735)    $(123,361,261)  $25,306,605
                                     ==========        ===     ============       =========     =============   ===========

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                        2001                2000
                                                                                        ----                ----

OPERATING ACTIVITIES:
Net loss                                                                          $  (996,759)          $  (833,748)
Adjustments to reconcile net loss to net cash used in operating activities:
    Stock based compensation expense                                                   70,580                28,373
    Amortization of deferred revenue                                                  (35,833)              (35,833)
    Depreciation and amortization                                                     502,601               422,850
    Loss on disposition of assets                                                       7,283                    40
    Changes in assets and liabilities:
       Accounts receivable                                                           (665,583)             (657,733)
       Inventories                                                                   (351,769)              (10,945)
       Prepaid expenses and other assets                                               99,294               (19,155)
       Accounts payable and accrued expenses                                       (1,102,934)             (499,129)
                                                                                   ----------            ----------

             Net cash used in operating activities                                 (2,473,120)           (1,605,280)
                                                                                   ----------            ----------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                            (11,218,333)           (6,247,322)
   Proceeds from the sale of short-term investments                                15,483,150             6,896,239
   Purchases of property and equipment                                               (720,943)             (750,194)
   Proceeds from the sale of property and equipment                                    27,964                     -
   Purchase of patents and product rights                                                   -                (7,649)
   Investment in affiliated company                                                         -               (10,095)
                                                                                   ----------            ----------

             Net cash provided by (used in) investing activities                    3,571,838              (119,021)
                                                                                   ----------            ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                             219,196             8,306,837
   Repayments of term debt                                                           (274,602)             (256,638)
                                                                                   ----------            ----------

             Net cash provided by (used in) financing activities                      (55,406)            8,050,199
                                                                                   ----------            ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                      (108,213)              (17,094)
                                                                                   ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             935,099             6,308,804

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      5,095,639             2,049,644
                                                                                   ----------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 6,030,738           $ 8,358,448
                                                                                   ==========            ==========

        The accompanying notes are an integral part of these statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.      THE COMPANY

OraSure Technologies, Inc. (the "Company") develops, manufactures and markets oral specimen collection devices using its proprietary oral fluid technologies, oral fluid assays, proprietary diagnostic products including in vitro diagnostic tests, and other medical devices. These products are sold to public and private-sector clients, clinical laboratories, physician offices, hospitals, and for workplace testing in the United States and certain foreign countries.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the period ended March 31, 2001 are not necessarily indicative of the results of operations expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                         MARCH 31,        DECEMBER 31,
                                           2001               2000
                                        ----------         ----------

        Raw materials                   $  584,961         $  473,575
        Work-in-process                    430,862            348,819
        Finished goods                     831,550            673,210
                                        ----------         ----------
                                        $1,847,373         $1,495,604
                                        ==========         ==========

REVENUE RECOGNITION. The Company recognizes product revenues when products are shipped. The Company does not grant price protection or product return rights to its customers. Up-front licensing fees are deferred and recognized ratably over the related license period. Product development revenues are recognized over the period the related product development efforts are performed. Amounts received prior to the performance of product development efforts are recorded as deferred revenues.

In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front, non-refundable license and development fees. The Company has applied the provisions of SAB 101 in the accompanying financial statements.

SIGNIFICANT CUSTOMER CONCENTRATION. In the first quarter of 2001, one customer accounted for 24 percent of total revenues as compared to 23 percent for the same quarter of 2000. The Company believes its relationship with this customer is strong and that the customer will purchase comparable or increasing volumes of the Company's products for the foreseeable future. There can be no assurance, however, that sales to this customer will not decrease or that this customer will not choose to replace the Company's products with those of competitors. The loss of this customer or a significant decrease in the volume of products purchased by it would have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred.

FOREIGN CURRENCY TRANSLATION. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

NET LOSS PER COMMON SHARE. The Company has presented basic and diluted net loss per common share pursuant to SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is generally computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants; however, outstanding common stock options and warrants to purchase 4,596,878 and 5,606,622 shares were excluded from the computation of diluted net loss per common share for the three month periods ended March 31, 2001 and 2000, respectively, because they were anti-dilutive due to the Company's losses.

OTHER COMPREHENSIVE INCOME (LOSS). The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

RESTRUCTURING-RELATED EXPENSES. In February, 2001, the Company announced plans to realign certain of its manufacturing operations. Accordingly, during the three months ended March 31, 2001, the Company incurred $450,000 in non-recurring restructuring costs, primarily comprised of expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations. As of March 31, 2001, approximately $135,000 of restructuring costs, which will be paid in the second quarter of 2001, were included in accrued expenses.


3.      SEGMENT AND GEOGRAPHIC AREA INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," the Company operates within one segment, medical devices and products. The Company's products are sold principally in the United States and Europe. Operating income and identifiable assets are not included herein since all of the Company's revenues outside the United States are export sales.

The following table represents total revenues by geographic area (amounts in thousands):


                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                             ------------------
                                              2001          2000
                                              ----          ----

                 United States               $5,962       $5,936
                 Europe                         950          423
                 Other regions                  492          260
                                              -----        -----

                                             $7,404       $6,619
                                              =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow or other financial performance. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; equipment failures and ability to obtain needed raw materials and components; and general business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Sections entitled, "Forward-Looking Statements" and "Risk Factors," in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

Results of Operations

Comparative results of operations (in thousands, except %) are summarized as follows:


                                                                         Three Months Ended March 31,
                                       -----------------------------------------------------------------------------
                                                                                              Percentage of
                                                 Dollars                                    Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                           2001           2000          Change (%)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Revenue
   Product                                $6,891         $6,487               6              93               98
   License and product development           513            132             289               7                2
                                          ------         ------                             ---              ---
                                           7,404          6,619              12             100              100
                                          ------         ------                             ---              ---
Cost and expenses
   Cost of products sold                   2,694          2,509               7              36               38
   Research and development                2,167          1,717              26              29               26
   Sales and marketing                     1,860          1,397              33              25               21
   General and administrative              1,465          1,889             (22)             20               29
   Restructuring-related                     450              -             N/A               6                -
                                          ------         ------                             ---              ---
                                           8,636          7,512              15             117              113
                                          ------         ------                             ---              ---
       Operating loss                     (1,232)          (893)            (38)            (17)             (13)

Interest expense                            (106)          (128)             17              (1)              (2)

Interest income                              294            228              29               4                3

Foreign currency gain                         63             15             320               1                0
                                          ------         ------                             ---              ---

Loss before income taxes                    (981)          (778)            (26)            (13)             (12)

Income taxes                                  16             56              71               -                1
                                          ------         ------                             ---              ---

Net Loss                                  $ (997)        $ (834)            (20)            (13)             (13)
                                          ======         ======                             ===              ===


Total revenue increased 12% to approximately $7.4 million in the first quarter of 2001 from approximately $6.6 million in the comparable quarter in 2000, primarily as a result of strong international demand. Excluding revenue in the prior period for the discontinued Serum Western Blot product line, total revenue would have increased 18%.

The table below shows the amount of the Company's total revenue (in thousands, except for %) generated by each of its principal products and by license and product development activities.

                                                                       Three Months Ended March 31,
                                       -----------------------------------------------------------------------------

                                                                                              Percentage of
                                                 Dollars                                    Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                           2001           2000          Change (%)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Product revenue
   Oral specimen collection devices      $ 3,253         $2,528              29              44              38
   OraQuick                                  234              -             N/A               3               0
   Histofreezer cryosurgical systems       1,220          1,364             (11)             16              21
   Immunoassay tests                       1,670          1,762              (5)             23              27
   Western Blot HIV confirmatory
        tests                                224            416             (46)              3               6
   Other product revenue                     290            417             (30)              4               6
                                          ------         ------                             ---             ---
                                           6,891          6,487               6              93              98
License and product development              513            132             289               7               2
                                          ------         ------                             ---             ---
Total revenues                            $7,404         $6,619              12             100             100
                                          ======         ======                             ===             ===

Product revenue increased 6% to approximately $6.9 million for the first quarter of 2001 from approximately $6.5 million in the first quarter of 2000. Sales of oral specimen collection devices increased 29% to approximately $3.3 million as a result of increased sales to the public health market. Histofreezer revenues decreased 11% to approximately $1.2 million largely as a result of sales staffing turnover and inventory consolidation at the distributor level in the U.S. market. OraQuick, which began shipping in December 2000, generated approximately $234,000 of revenue for the first quarter as a result of market introduction into sub-Saharan Africa. Intercept generated approximately $470,000 in revenue as a result of strong demand both domestically and internationally. Immunoassay test sales decreased 5% to approximately $1.7 million in the first quarter of 2001. During the first quarter of 2000, immunoassay test sales increased in the life insurance testing market as a result of regulatory changes in life insurance policy reserve levels. Sales of the Western Blot products declined 46% to approximately $224,000 for the first quarter as a result of the discontinuation of the Serum Western Blot product in January 2001. Other revenues, which consisted primarily of sales of the Q.E.D. saliva alcohol test, declined 30% to approximately $290,000 as a result of a non-recurring international Q.E.D. sale to a single client in the first quarter of 2000. As a percentage of product revenues, international product sales increased to approximately 18% in the first quarter of 2001 from 11% in 2000 as a result of increased international sales of the Histofreezer product and oral fluid collection devices.

The table below shows the amount of the Company's total revenue (in thousands, except %) generated in each of its principal markets and by license and product development activities.


                                                 Three Months Ended March 31,
                                ---------------------------------------------------------------
                                                                            Percentage of
                                       Dollars                            Total Revenue (%)
                                -----------------------                 -----------------------
                                                           Percent
                                   2001        2000       Change (%)      2001         2000
                                -----------  ----------  -------------  ----------  -----------
Market sales
   Insurance testing              $2,933      $3,312         (11)           40           50
   Public health                   1,447         851          70            20           13
   Physician offices               1,220       1,364         (11)           16           21
   Substance abuse testing         1,184         822          44            16           12
   Other markets                     107         138         (22)            1            2
                                  ------      ------                       ---          ---
                                   6,891       6,487           6            93           98
License and product development      513         132         289             7            2
                                  ------      ------                       ---          ---
Total revenues                    $7,404      $6,619          12           100          100
                                  ======      ======         ===           ===          ===


Sales to the insurance testing market declined by 11% to approximately $2.9 million in the first quarter of 2001 as a result of the decreased activity in the life insurance testing market referred to above and the discontinuation of the Serum Western Blot product. Sales to the public health market increased 70% to approximately $1.5 million in the first quarter as a result of increased penetration by the Company's higher priced public health HIV test kit and the initial OraQuick shipments to sub-Saharan Africa. Sales to physician offices, which consisted solely of the Histofreezer cryosurgical system, decreased 11% to approximately $1.2 million in the first quarter of 2001 as a result of sales staff turnover and inventory consolidation at the distributor level in the U.S. market. Sales to the substance abuse testing market increased 44% to approximately $1.2 million in the first quarter of 2001 as a result of the market introduction of Intercept and increased forensic toxicology sales.

License and product development revenue increased 289% to approximately $513,000 in the first quarter of 2001 from approximately $132,000 in 2000. This increase was attributable principally to additional income from the Company's research agreement with Drager to develop drugs-of-abuse analytes for the UPlink testing system.

The Company's gross margin increased to 64% in the first quarter of 2001 from 62% in 2000. The increase is the result of improved product mix, negotiated contract savings, and higher license and product development revenues, partially offset by the incremental costs associated with the ramp up of OraQuick manufacturing. Gross margins are anticipated to continue to improve in the second quarter of 2001 as a result of the Company's manufacturing restructuring.

In February 2001, the Company announced plans to restructure its manufacturing operations. The Company has since eliminated OraQuick manufacturing in Beaverton, Oregon and has commenced OraQuick assembly in Thailand. The restructuring provides greatly expanded capacity for OraQuick production, and is expected to have no financial impact in 2001.

Research and development expenses increased 26% to approximately $2.2 million in the first quarter of 2001 from approximately $1.7 million in 2000, as a result of continued development of the UPlink reader, test cassette and collector, DNA feasibility studies, the clinical trial expenses for the OraQuick HIV-1/2 rapid test, and additional Intercept products. Research and development expenses are expected to increase during 2001 as clinical trials for OraQuick and UPlink research activities continue.

Sales and marketing expenses increased 33% to approximately $1.9 million in the first quarter of 2001 from approximately $1.4 million in 2000. This increase was primarily the result of costs to develop and establish foreign markets for OraQuick, costs associated with the continued marketing of the Intercept drugs-of-abuse service, and expanded sales activities for the Company's other product lines.

General and administrative expenses decreased 22% to approximately $1.5 million in the first quarter of 2001 from approximately $1.9 million in 2000. This decrease reflects cost savings from the consolidation of duplicative overhead structures as a result of the merger of STC Technologies, Inc. and Epitope, Inc. into the Company. General and administrative expenses, as a percentage of first quarter revenues, declined to 20% from 29% a year ago.

Restructuring-related expenses were approximately $450,000 in the first quarter of 2001 as a result of the manufacturing restructuring. These non-recurring costs primarily included expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations.

Operating loss increased to approximately $1.2 million in the first quarter ended March 31, 2001 from approximately $893,000 in 2000 as a result of expenses associated with the manufacturing restructuring, increased research and development costs, and increased sales and marketing costs. Excluding the non-recurring manufacturing restructuring expenses, the operating loss would have been approximately $782,000 in the first quarter of 2001.

Interest expense decreased by 17% to approximately $106,000 in the first quarter of 2001 from approximately $128,000 in 2000 as a result of principal loan repayments.

Interest income increased to approximately $294,000 in the first quarter of 2001 from approximately $228,000 in 2000 as a result of higher cash and cash equivalents available for investment.

Foreign currency gain was approximately $63,000 in the first quarter of 2001 compared to a gain of approximately $15,000 in 2000.

During the first quarter of 2001, a provision for foreign income taxes of approximately $16,000 was recorded.

Net loss was approximately $997,000 in the first quarter of 2001 compared to approximately $834,000 in 2000. Excluding the non-recurring manufacturing restructuring expenses, the net loss would have been approximately $547,000 in the first quarter of 2001.



LIQUIDITY AND CAPITAL RESOURCES

                                         March 31,    December 31,
                                           2001           2000
                                         --------     -----------
                                              (In thousands)

        Cash and cash equivalents        $ 6,031        $ 5,096
        Short-term investments            10,639         14,957
        Working capital                   20,153         21,495


The Company's cash, cash equivalents and short-term investments position decreased $3.4 million during the first quarter of 2001 to approximately $16.7 million at March 31, 2001, primarily as a result of the first quarter loss, increased accounts receivable and inventory levels, and an upgrade of the Bethlehem manufacturing facility. At March 31, 2001, the Company's working capital was approximately $20.2 million.

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

Net cash used in operating activities was approximately $2.5 million for the first quarter of 2001, as a direct result of the first quarter net loss, increased accounts receivable and inventory levels caused by continued sales growth, and the payment of certain year-end accruals.

Net cash provided by investing activities during the first quarter of 2001 was approximately $3.6 million as a result of the sale of securities to fund short-term cash needs. In addition, the Company also made $721,000 of capital expenditures, primarily reflecting the Company's investment into the Bethlehem facility in anticipation of the installation of fully automated lateral flow manufacturing equipment.

Net cash used in financing activities was approximately $55,000 during the first quarter of 2001 as a result of term debt repayments, partially offset by the proceeds from the issuance of approximately $219,000 of common stock, as a result of option exercises.

At March 31, 2001, the Company had a $1.0 million working capital line of credit in place that accrues interest at LIBOR plus 235 basis points and a $1.0 million equipment line of credit in place that accrues interest at a rate fixed at prime at the time of draw down. There were no borrowings under these lines of credit at March 31, 2001. These lending facilities expire June 30, 2001 and are expected to be renewed.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative financial instruments or derivative commodity instruments, and does not hold material amounts of other financial instruments. Accordingly, the Company has no material market risk to report under this Item.

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

The Company does not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in The Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. The Company's operations in The Netherlands represented approximately $0.5 million or 6.1% of the Company's revenues for the three months ended March 31, 2001. Management does not expect the risk of foreign currency fluctuations to be material.

PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)     Reports on Form 8-K.

Current Report on Form 8-K dated March 30, 2001, reporting under Item 5 certain additional information relating to the change from PricewaterhouseCoopers LLP to Arthur Andersen LLP as the Company's independent public accountants.

Current Report on Form 8-K dated April 2, 2001, filing under Item 5 a set of "Frequently Asked Questions" concerning the Company and answers to those questions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ORASURE TECHNOLOGIES, INC.



                                              /s/ Richard D. Hooper
Date: May 15, 2001                            Richard D. Hooper
                                              Vice President of Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                              /s/ Mark L. Kuna
Date: May 15, 2001                            Mark L. Kuna
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
EXHIBIT

10      Description of Nonemployee Director Compensation Policy*

99      Description of OraSure Technologies Capital Stock














----------------------
* Management contract or compensatory plan or arrangement