Form 10-Q
period 2001-06-30
ORASURE TECHNOLOGIES INC
filed 2001-08-14
CIK 1116463

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended June 30, 2001.

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 7, 2001: 37,077,378

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).............................      3

   Balance Sheets at June 30, 2001 and December 31, 2000.............      3

   Statements of Operations for the six months
      ended June 30, 2001 and 2000...................................      4

   Statements of Stockholders' Equity for the six months
      ended June 30, 2001............................................      5

   Statements of Cash Flows for the six months
      ended June 30, 2001 and 2000...................................      6

   Notes to Financial Statements.....................................      7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS....................................     10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...     19


                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     20


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................     20

ITEM 1.  FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30, 2001    DECEMBER 31, 2000
                                                                        -------------    -----------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $   3,773,907    $   5,095,639
  Short-term investments                                                   13,458,045       14,956,779
  Accounts receivable, net of allowance for doubtful
        accounts of $107,138 and $114,685                                   6,757,760        5,276,772
  Notes receivable from officer                                                75,000          175,649
  Inventories                                                               2,169,422        1,495,604
  Prepaid expenses and other                                                1,044,856        1,189,210
                                                                        -------------    -------------

                      Total current assets                                 27,278,990       28,189,653
                                                                        -------------    -------------

PROPERTY AND EQUIPMENT, net                                                 7,349,043        6,738,034

PATENTS AND PRODUCT RIGHTS, net                                             2,222,459        2,402,386

OTHER ASSETS                                                                  360,133          406,099
                                                                        -------------    -------------

                                                                        $  37,210,625    $  37,736,172
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                     $   1,146,921    $   1,125,138
  Accounts payable                                                          2,459,158        1,522,295
  Accrued expenses                                                          2,995,664        4,047,231
                                                                        -------------    -------------

                      Total current liabilities                             6,601,743        6,694,664
                                                                        -------------    -------------

LONG-TERM DEBT                                                              4,068,927        4,644,098
                                                                        -------------    -------------

OTHER LIABILITIES                                                             173,798          225,334
                                                                        -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.000001, 25,000,000 shares authorized,
        none issued                                                                --               --
  Common stock, par value $.000001, 120,000,000 shares authorized,
        36,928,466 and 36,434,004 shares issued and outstanding                    37               36
  Additional paid-in capital                                              150,602,078      148,767,789
  Accumulated other comprehensive loss                                       (430,520)        (231,247)
  Accumulated deficit                                                    (123,805,438)    (122,364,502)
                                                                        -------------    -------------

                      Total stockholders' equity                           26,366,157       26,172,076
                                                                        -------------    -------------

                                                                        $  37,210,625    $  37,736,172
                                                                        =============    =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------        -------------------------
                                                     2001            2000           2001             2000
                                                     ----            ----           ----             ----
REVENUES:
   Product                                      $  8,080,266    $  7,042,463    $ 14,970,993    $ 13,529,962
   Licensing and product development                 427,530         118,085         940,827         249,959
                                                ------------    ------------    ------------    ------------
                                                   8,507,796       7,160,548      15,911,820      13,779,921
                                                ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Cost of products sold                           3,013,355       2,604,839       5,706,998       5,113,816
   Research and development                        2,423,422       2,115,028       4,590,080       3,832,333
   Sales and marketing                             2,066,253       1,807,218       3,926,615       3,204,041
   General and administrative                      1,601,626       1,785,063       3,067,137       3,674,250
   Restructuring-related                                  --              --         450,000              --
                                                ------------    ------------    ------------    ------------
                                                   9,104,656       8,312,148      17,740,830      15,824,440
                                                ------------    ------------    ------------    ------------

       Operating loss                               (596,860)     (1,151,600)     (1,829,010)     (2,044,519)

INTEREST EXPENSE                                    (103,159)       (124,643)       (208,724)       (252,808)

INTEREST INCOME                                      207,383         319,321         501,012         547,183

FOREIGN CURRENCY GAIN (LOSS)                          54,435         (24,092)        117,730          (8,668)

GAIN ON SALE OF SECURITIES                                --         600,000              --         600,000
                                                ------------    ------------    ------------    ------------

       Loss before income taxes                     (438,201)       (381,014)     (1,418,992)     (1,158,812)

INCOME TAXES                                           5,976         (44,260)         21,944          11,690
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (444,177)   $   (336,754)   $ (1,440,936)   $ (1,170,502)
                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE            $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                         36,701,511      34,817,884      36,579,738      34,129,825
                                                ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                    ACCUMULATED
                                                                                      OTHER
                                                      COMMON STOCK     ADDITIONAL COMPREHENSIVE
                                                      ------------      PAID-IN       INCOME      ACCUMULATED
                                                    SHARES    AMOUNT    CAPITAL       (LOSS)        DEFICIT           TOTAL
                                                    ------    ------    -------       ------        -------           -----

BALANCE AT DECEMBER 31, 2000                      36,434,004    $36   $148,767,789   $(231,247)   $(122,364,502)   $ 26,172,076

Common stock issued upon exercise of options          76,729     --        219,196          --               --         219,196
Compensation expense for stock option grants              --     --         70,580          --               --          70,580
                                                                                                                   ------------
Comprehensive loss:
      Net loss                                            --     --             --          --         (996,759)       (996,759)
      Currency translation adjustment                     --     --             --    (108,213)              --        (108,213)
      Unrealized loss on marketable securities            --     --             --     (50,275)              --         (50,275)
                                                                                                                   ------------
            Total comprehensive loss                                                                                 (1,155,247)
                                                 -----------    ---   ------------   ---------    -------------    ------------

BALANCE AT MARCH 31, 2001                         36,510,733     36    149,057,565    (389,735)    (123,361,261)     25,306,605


Common stock issued upon exercise of options         417,733      1      1,544,513          --               --       1,544,514
                                                                                                                   ------------
Comprehensive loss:
      Net loss                                            --     --             --          --         (444,177)       (444,177)
      Currency translation adjustment                     --     --             --     (70,409)              --         (70,409)
      Unrealized gain on marketable securities            --     --             --      29,624               --          29,624
                                                                                                                   ------------
            Total comprehensive loss                                                                                   (484,962)
                                                 -----------    ---   ------------   ---------    -------------    ------------

BALANCE AT JUNE 30, 2001                          36,928,466    $37   $150,602,078   $(430,520)    (123,805,438)   $ 26,366,157
                                                 ===========    ===   ============   =========    =============    ============


        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                  2001           2000
                                                                                  ----           ----

OPERATING ACTIVITIES:
Net loss                                                                     $ (1,440,936)  $ (1,170,502)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock based compensation expense                                                70,580         87,824
   Amortization of deferred revenue                                               (71,667)       (71,666)
   Depreciation and amortization                                                1,001,046        860,803
   Loss on disposition of property and equipment                                   11,353            140
   Gain on sale of investment in affiliated company                               (16,853)             -
   Changes in assets and liabilities:
       Accounts receivable                                                     (1,380,339)      (473,120)
       Inventories                                                               (673,818)       184,909
       Prepaid expenses and other assets                                          151,071       (618,681)
       Accounts payable and accrued expenses                                      (94,573)        68,260
                                                                             ------------   ------------

             Net cash used in operating activities                             (2,444,136)    (1,132,033)
                                                                             ------------   ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                        (17,165,067)   (13,754,591)
   Proceeds from the sale of short-term investments                            18,593,150     11,222,134
   Purchases of property and equipment                                         (1,471,445)    (1,796,356)
   Proceeds from the sale of property and equipment                                27,964              -
   Purchase of patents and product rights                                               -         (8,413)
   Investment in affiliated company                                                     -        (19,392)
   Proceeds from sale of investment in affiliated company                         106,102              -
                                                                             ------------   ------------

             Net cash provided by (used in) investing activities                   90,704     (4,356,618)
                                                                             ------------   ------------

FINANCING ACTIVITIES:
   Net borrowings under line of credit arrangement                                      -        144,000
   Repayments of term debt                                                       (553,387)      (518,246)
   Proceeds from issuance of common stock                                       1,763,709     12,563,581
                                                                             ------------   ------------

             Net cash provided by financing activities                          1,210,322     12,189,335
                                                                             ------------   ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                  (178,622)       (59,731)
                                                                             ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,321,732)     6,640,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  5,095,639      2,049,644
                                                                             ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  3,773,907   $  8,690,597
                                                                             ============   ============


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the three months ended March 31, 2001. Results of operations for the period ended June 30, 2001 are not necessarily indicative of the results of operations expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

INVENTORIES. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                            JUNE 30,          DECEMBER 31,
                                              2001                2000
                                            --------          ------------

                 Raw materials            $  686,936          $  473,575
                 Work-in-process             505,973             348,819
                 Finished goods              976,513             673,210
                                          ----------          ----------
                                          $2,169,422          $1,495,604
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

SIGNIFICANT CUSTOMER CONCENTRATION. For the three and six-month periods ended June 30, 2001, one customer accounted for 23.4 and 22.3 percent of total revenues, respectively, as compared to 24.8 and 23.4 percent for the same periods in 2000.

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

NET LOSS PER COMMON SHARE. The Company has presented basic and diluted net loss per common share pursuant to SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is generally computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants; however, outstanding common stock options and warrants to purchase 4,225,751 and 4,867,657 shares were excluded from the computation of diluted net loss per common share for the three month and six month periods ended June 30, 2001 and 2000, respectively, because they were anti-dilutive due to the Company's losses.

OTHER COMPREHENSIVE INCOME (LOSS). The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature, and disclosure of the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

RESTRUCTURING-RELATED EXPENSES. In February, 2001, the Company announced plans to realign certain of its manufacturing operations. Accordingly, during the three months ended March 31, 2001, the Company incurred $450,000 in non-recurring restructuring costs, primarily comprised of expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations. All restructuring related expenses were paid by June 30, 2001.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS. Commencing in May 2001, the Company entered into foreign currency forward exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities located in the Netherlands and denominated in guilders. The Company accounts for these foreign currency forward exchange contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contract amounts of foreign currency forward exchange contracts outstanding at June 30, 2001 and December 31, 2000 were $485,000 and $0, respectively. During the three-month and six-month periods ended June 30, 2001, gains or losses associated with these contracts were not material.


3.    SEGMENT AND GEOGRAPHIC AREA INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," the Company operates within one segment, medical devices and products. The Company's products are sold principally in the United States and Europe. Operating income and identifiable assets for geographic regions outside of the United States are not included herein since all of the Company's revenues outside the United States are export sales.

The following table represents total revenues by geographic area (amounts in thousands):


                                   FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                      ENDED JUNE 30,        ENDED JUNE 30,
                                   --------------------   ------------------
                                      2001       2000       2001       2000
                                      ----       ----       ----       ----

              United States         $7,333      $5,611    $13,295    $11,547
              Europe                   822         788      1,772      1,211
              Other regions            353         762        845      1,022
                                    ------      ------    -------    -------

                                    $8,508      $7,161    $15,912    $13,780
                                    ======      ======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow, capital expenditures or other financial performance, and regulatory filings. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; equipment failures and ability to obtain needed raw materials and components; and general business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Sections entitled, "Forward-Looking Statements" and "Risk Factors," in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

Comparative results of operations (in thousands, except %) are summarized as follows:

                                                               Three Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                 Dollars                                      Percentage of
                                                                                            Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                                                        Change (%)
                                           2001           2000         Inc. (Dec.)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Revenues
   Product                                $8,080       $  7,043              15              95               98
   License and product development           428            118             263               5                2
                                       -------------  -------------                    -------------   -------------
                                           8,508          7,161              19             100              100
                                       -------------  -------------                    -------------   -------------
Cost and expenses

   Cost of products sold                   3,013          2,605              16              35               36
   Research and development                2,424          2,115              15              29               30
   Sales and marketing                     2,066          1,807              14              24               25
   General and administrative              1,602          1,786             (10)             19               25
                                       -------------  -------------                    -------------   -------------
                                           9,105          8,313              10             107              116
                                       -------------  -------------                    -------------   -------------
       Operating loss                       (597)        (1,152)            (48)             (7)             (16)

Interest expense                            (103)          (125)            (18)             (1)              (2)

Interest income                              207            320             (35)              2                4

Foreign currency gain (loss)                  55            (24)            N/A               1                -

Gain on sale of securities                     -            600             N/A               -                8
                                       -------------  -------------   ---------------  -------------   -------------

       Loss before income taxes             (438)          (381)             15              (5)              (6)

Income taxes                                   6            (44)            N/A               -               (1)
                                       -------------  -------------                    -------------   -------------


Net loss                                  $ (444)     $    (337)             32              (5)              (5)
                                       =============  =============                    =============   =============


Total revenues increased 19% to approximately $8.5 million in the second quarter of 2001 from approximately $7.2 million in 2000, primarily as a result of increased sales of oral fluid collection devices and related immunoassay tests, and increased license and product development revenues. Excluding revenues in the prior period from the discontinued Serum Western Blot product line, total revenues would have increased approximately 24%.

The table below shows the amount of the Company's total revenues (in thousands, except for %) generated by each of its principal products and by license and product development activities.


                                                                Three Months Ended June 30,
                                        ----------------------------------------------------------------------------
                                                  Dollars                                     Percentage of
                                                                                            Total Revenue (%)
                                        ----------------------------                   -----------------------------
                                                                          Percent
                                                                        Change (%)
                                            2001           2000         Inc. (Dec.)        2001            2000
                                        -------------  -------------   --------------  -------------   -------------
Product revenues
   Oral specimen collection devices       $ 3,464         $2,887              20             41              40
   OraQuick                                     6              -             N/A              -               -
   Histofreezer cryosurgical systems        1,559          1,580              (1)            18              22
   Immunoassay tests                        2,138          1,752              22             25              24
   Western Blot HIV confirmatory tests        104            470             (78)             1               7
   Other product revenue                      809            354             128             10               5
                                        -------------  -------------                   -------------   -------------
                                            8,080          7,043              15             95              98
License and product development               428            118             263              5               2
                                        -------------  -------------                   -------------   -------------
Total revenues                            $ 8,508        $ 7,161              19            100             100
                                        =============  =============                   =============   =============

Product revenues increased 15% to approximately $8.1 million for the second quarter of 2001 from approximately $7.0 million in 2000. Sales of oral specimen collection devices and immunoassay tests increased 20% and 22% to approximately $3.5 million and $2.1 million, respectively, as a result of increased sales to the public health and substance abuse testing markets. Histofreezer revenues remained flat at approximately $1.6 million. OraQuick generated approximately $6,000 of revenue for the second quarter reflecting customer-driven delays in product shipments to the Centers for Disease Control and Prevention and to the Company's distributor in sub-Saharan Africa. Sales of the Western Blot confirmatory tests declined 78% to approximately $104,000 for the second quarter as a result of the discontinuation of the Serum Western Blot product in January 2001. Other product revenues, which consisted primarily of sales of the Q.E.D. saliva alcohol test and certain Intercept-related equipment sales to criminal justice and drug rehabilitation clients, increased 128% to approximately $809,000 from approximately $354,000 in 2000. Total Intercept sales, including devices, immunoassay tests, and related equipment, totaled approximately $1.2 million for the quarter, as compared to approximately $203,000 in 2000. As a percentage of product revenue, international product sales decreased to approximately 14% in the second quarter of 2001 from 22% in 2000.

The table below shows the amount of the Company's total revenue (in thousands, except %) generated in each of its principal markets and by license and product development activities.

                                                              Three Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                                                              Percentage of
                                                 Dollars                                    Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                                                        Change (%)
                                           2001           2000         Inc. (Dec.)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Market sales
   Insurance testing                      $2,958         $3,166             (7)              35              44
   Public health                           1,392            990             41               16              14
   Physician offices                       1,559          1,580             (1)              18              22
   Substance abuse testing                 2,014            770            162               24              11
   Other markets                             157            537            (71)               2               7
                                       -------------  -------------                    -------------   -------------
                                           8,080          7,043             15               95              98
License and product development              428            118            263                5               2
                                       -------------  -------------                    -------------   -------------
Total revenues                            $8,508         $7,161             19              100             100
                                       =============  =============                    =============   =============

Sales to the  insurance  testing  market  declined by 7% to  approximately  $3.0 million in the second quarter of 2001 principally as a result of decreased activity resulting from regulatory changes in life insurance policy reserve levels. Sales to the public health market increased 41% to approximately $1.4 million in the second quarter as a result of continued penetration by the Company's public health HIV test. Sales to physician offices, which consisted solely of the Histofreezer cryosurgical system, remained flat at approximately $1.6 million. Sales to the substance abuse testing market increased 162% to approximately $2.0 million in the second quarter of 2001 as a result of the continued market penetration of Intercept and increased forensic toxicology sales. Other markets declined 71% to approximately $157,000 due primarily to the discontinuation of the Serum Western Blot product.

License and product development revenue increased 263% to approximately $428,000 in the second quarter of 2001 from approximately $118,000 in 2000. This increase was attributable principally to additional revenue resulting from the recognition of milestone payments under existing development arrangements.

The Company's gross margin increased to approximately 65% in the second quarter of 2001 from 64% in 2000. This increase was primarily the result of negotiated contract savings and higher license and product development revenues, partially offset by less favorable product mix. Gross margin, based upon product revenues, was 63% in both the second quarter of 2001 and 2000. Gross margins are anticipated to continue to improve during the remainder of the year.

Research and development expenses increased 15% to approximately $2.4 million in the second quarter of 2001 from approximately $2.1 million in 2000, as a result of continued development of the UPlink reader, test cassette and collector, DNA feasibility studies, clinical trial expenses for the OraQuick HIV rapid test and other development projects. Research and development expenses, as a percentage of second quarter revenues, declined to approximately 29% from 30% in 2000. Research and development expenses are expected to increase during the remainder of 2001 as clinical trials for OraQuick and UPlink research activities continue.

During the second quarter of 2001, the Company filed a 510(k) application with the FDA for the UPlink reader and cassette containing assays for six oral fluid drugs of abuse. In addition, the Company filed with the FDA for pre-market approval of the OraQuick HIV test for serum and whole blood applications. A similar OraQuick filing for oral specimens is expected to be made in the fourth quarter of 2001.

Sales and marketing expenses increased 14% to approximately $2.1 million in the second quarter of 2001 from approximately $1.8 million in 2000. This increase was primarily the result of costs associated with the development of foreign markets for OraQuick, the continued marketing of the Intercept drugs-of-abuse service, and preparation for the market launch of UPlink scheduled for the third quarter of 2001. Sales and marketing expenses, as a percentage of second quarter revenues, declined to approximately 24% from 25% in 2000.

General and administrative expenses decreased 10% to approximately $1.6 million in the second quarter of 2001 from approximately $1.8 million in 2000. This decrease reflects cost savings from the elimination of duplicative overhead structures as a result of the merger of STC Technologies, Inc. and Epitope, Inc. into the Company on September 29, 2000. General and administrative expenses, as a percentage of second quarter revenues, declined to approximately 19% from 25% in 2000.

Operating loss improved approximately $555,000 to approximately $597,000 in the second quarter of 2001 from approximately $1.2 million in 2000 as a result of increasing revenues and improving gross margins, partially offset by increased operating expenses.

Interest expense decreased by 17% to approximately $103,000 in the second quarter of 2001 from approximately $125,000 in 2000 as a result of principal loan repayments.

Interest income decreased to approximately $207,000 in the second quarter of 2001 from approximately $320,000 in 2000 as a result of lower cash and cash equivalents available for investment and lower interest rates.

Foreign currency gain was approximately $54,000 in the second quarter of 2001 compared to a loss of approximately $24,000 in 2001 primarily due to changes in the exchange rate between the U.S. dollar and the Netherlands guilder.

In the second quarter of 2000, the Company recorded a gain on the sale of securities of $600,000, as a result of the sale of Andrew & Williamson Sales Company, Inc. ("A&W") preferred stock the Company had received as part of a settlement with A&W in 1997.

Net loss was approximately $444,000 in the second quarter of 2001 compared to approximately $337,000 in 2000, which included a one-time $600,000 gain on the sale of securities in 2000. Excluding the one-time $600,000 gain on sale of securities, net loss would have improved approximately $493,000, as compared to the second quarter of 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

Comparative results of operations (in thousands, except %) are summarized as follows:


                                                               Six Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                                                              Percentage of
                                                 Dollars                                    Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                                                        Change (%)
                                           2001           2000         Inc. (Dec.)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Revenues
   Product                               $14,971        $13,530              11              94               98
   License and product development           941            250             276               6                2
                                       -------------  -------------                    -------------   -------------
                                          15,912         13,780              15             100              100
                                       -------------  -------------                    -------------   -------------
Cost and expenses

   Cost of products sold                   5,707          5,114              12              36               37
   Research and development                4,590          3,832              20              29               28
   Sales and marketing                     3,927          3,204              23              25               23
   General and administrative              3,067          3,674             (16)             19               27
   Restructuring-related                     450              -             N/A               3                -
                                       -------------  -------------                    -------------   -------------
                                          17,741         15,824              12             112              115
                                       -------------  -------------                    -------------   -------------
       Operating loss                     (1,829)        (2,044)            (10)            (12)             (15)

Interest expense                            (209)          (253)            (17)             (1)              (1)

Interest income                              501            547              (8)              3                4

Foreign currency gain (loss)                 118             (9)            N/A               1                -

Gain on sale of securities                     -            600             N/A               -                4
                                       -------------  -------------                    -------------   -------------

       Loss before income taxes           (1,419)        (1,159)             22              (9)              (8)

Income taxes                                  22             12              83               0                0
                                       -------------  -------------                    -------------   -------------

Net loss                                $ (1,441)       $(1,171)             23              (9)              (8)
                                       =============  =============                    =============   =============

Total revenues increased 15% to approximately $15.9 million in the first six months of 2001 from approximately $13.8 million in the comparable period in 2000, primarily as a result of increased sales of oral fluid collection devices and related immunoassay tests, and increased license and product development revenues.

The table below shows the amount of the Company's total revenues (in thousands, except for %) generated by each of its principal products and by license and product development activities.


                                                               Six Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                 Dollars                                      Percentage of
                                                                                            Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                                                        Change (%)
                                           2001           2000         Inc. (Dec.)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Product revenues
   Oral specimen collection devices      $ 6,717      $   5,415              24              42              39
   OraQuick                                  240              -             N/A               2               -
   Histofreezer cryosurgical systems       2,779          2,944              (6)             17              21
   Immunoassay tests                       3,808          3,514               8              24              26
   Western Blot HIV confirmatory
        tests                                328            886             (63)              2               6
   Other product revenue                   1,099            771              43               7               6
                                       -------------  -------------                    -------------   -------------
                                          14,971         13,530              11              94              98
License and product development              941            250             276               6               2
                                       -------------  -------------                    -------------   -------------
Total revenues                          $ 15,912       $ 13,780              15             100             100
                                       =============  =============                    =============   =============

Product revenues increased 11% to approximately $15.0 million for the first six months of 2001 from approximately $13.5 million in the first six months of 2000. Sales of oral specimen collection devices and immunoassay tests increased 24% and 8% to approximately $6.7 million and $3.8 million, respectively, as a result of increased sales to the public health and substance abuse testing markets.
Histofreezer revenues declined 6% to approximately $2.8 million. OraQuick generated approximately $240,000 of revenue during the six months ended June 30, 2001. Sales of the Western Blot confirmatory tests declined 63% to approximately $328,000 as a result of the discontinuation of the Serum Western Blot product in January 2001. Other product revenues, which consisted primarily of sales of the Q.E.D. saliva alcohol test and certain Intercept-related equipment sales to criminal justice and drug rehabilitation clients, increased 43% to approximately $1.1 million from approximately $771,000 in 2000. Total Intercept sales for the first six months of 2001, including devices, immunoassay tests, and related equipment, totaled approximately $1.7 million as compared to approximately $328,000 in 2000. As a percentage of product revenues, international product sales remained flat at approximately 16% in the first six months of 2001.

The table below shows the amount of the Company's total revenue (in thousands, except %) generated in each of its principal markets and by license and product development activities.

                                                                Six Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                                                              Percentage of
                                                 Dollars                                    Total Revenue (%)
                                       ----------------------------                    -----------------------------
                                                                         Percent
                                                                        Change (%)
                                                                                       -------------   -------------
                                           2001           2000         Inc. (Dec.)         2001            2000
                                       -------------  -------------   ---------------  -------------   -------------
Market sales
   Insurance testing                      $5,891         $6,239             (6)              37              45
   Public health                           2,839          1,723             65               18              13
   Physician offices                       2,779          2,944             (6)              17              21
   Substance abuse testing                 3,198          1,592            101               20              12
   Other markets                             264          1,032            (74)               2               7
                                       -------------  -------------                    -------------   -------------
                                          14,971         13,530             11               94              98
License and product development              941            250            276                6               2
                                       -------------  -------------                    -------------   -------------
Total revenues                           $15,912        $13,780             15              100             100
                                       =============  =============                    =============   =============

Sales to the insurance testing market declined by 6% to approximately $5.9 million in the first six months of 2001 principally as a result of decreased activity resulting from regulatory changes in life insurance reserve levels. Sales to the public health market increased 65% to approximately $2.8 million in the first six months of 2001. Sales to physician offices, which consisted solely of the Histofreezer cryosurgical system, decreased to approximately $2.8 million in the first six months of 2001. Sales to the substance abuse testing market increased 101% to approximately $3.2 million in the first six months of 2001 as a result of the continued market penetration of Intercept and increased forensic toxicology sales. Other markets declined 74% to approximately $264,000 due primarily to the discontinuation of the Serum Western Blot product.

License and product development revenue increased 276% to approximately $941,000 in the first six months of 2001 from approximately $250,000 in 2000. This increase was attributable principally to additional revenue resulting from the recognition of milestone payments under existing development arrangements.

The Company's gross margin increased to approximately 64% in the first six months of 2001 from 63% in 2000. This increase was primarily the result of negotiated contract savings and higher license and product development revenues, partially offset by less favorable product mix and incremental costs associated with the ramp up of OraQuick manufacturing. Gross margin, based upon product revenues, was 62% in the first six months of 2001 and 2000.

Research and development expenses increased 20% to approximately $4.6 million in the first six months of 2001 from approximately $3.8 million in 2000, as a result of continued development of the UPlink reader, test cassette and collector, DNA feasibility studies, and clinical trial expenses for the OraQuick HIV rapid test.

Sales and marketing expenses increased 23% to approximately $3.9 million in the first six months of 2001 from approximately $3.2 million in 2000. This increase was primarily the result of costs associated with the development of foreign markets for OraQuick, the continued marketing of the Intercept drugs-of-abuse service, and preparation for the market launch of UPlink scheduled for the third quarter of 2001.

General and administrative expenses decreased 16% to approximately $3.1 million in the first six months of 2001 from approximately $3.7 million in 2000. This decrease reflects cost savings from the elimination of duplicative overhead structures as a result of the merger of STC Technologies, Inc. and Epitope, Inc. into the Company on September 29, 2000. General and administrative expenses, as a percentage of revenues, declined to approximately 19% from 27% in 2000.

Restructuring related expenses were approximately $450,000 as a result of the first quarter manufacturing restructuring. These non-recurring costs primarily included expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations.

Operating loss improved to approximately $1.8 million in the six months ended June 30, 2001, from approximately $2.0 million in 2000 as a result of increasing revenues and improving gross margins, partially offset by increased sales and marketing and research and development expenses. Excluding the $450,000 non-recurring manufacturing restructuring expenses, the operating loss would have been approximately $1.4 million for the first six months of 2001, an improvement of approximately $665,000.

Interest expense decreased by 17% to approximately $209,000 in the first six months of 2001 from approximately $253,000 in 2000 as a result of principal loan repayments.

Interest income decreased to approximately $501,000 in the first six months of 2001 from approximately $547,000 in 2000 as a result of lower cash and cash equivalents available for investment and lower interest rates.

Foreign currency gain was approximately $118,000 in the first six months of 2001 compared to a loss of approximately $9,000 in 2000, primarily due to changes in the exchange rate between the U.S. dollar and the Netherlands guilder.

In the second quarter of 2000, the Company recorded a gain on the sale of securities of $600,000, as a result of the sale of A&W preferred stock the Company had received as part of a settlement with A&W in 1997.

Net loss was approximately $1.4 million in the first six months of 2001 compared to approximately $1.2 million in 2000, which included a one-time $600,000 gain on the sale of securities in 2000. Excluding the $450,000 non-recurring manufacturing restructuring expenses in 2001 and the one-time $600,000 gain on sale of securities in 2000, the net loss would have improved approximately $780,000.

LIQUIDITY AND CAPITAL RESOURCES

                                                 June 30,      December 31,
                                                   2001           2000
                                               ----------      -------------
                                                       (In thousands)

          Cash and cash equivalents            $  3,774         $  5,096
          Short-term investments                 13,458           14,957
          Working capital                        20,677           21,495


The Company's cash, cash equivalents and short-term investments position decreased approximately $2.8 million from December 31, 2000 to approximately $17.2 million at June 30, 2001, primarily as a result of the net loss and increased working capital, partially offset by proceeds from the exercise of stock options. At June 30, 2001, the Company's working capital was approximately $20.7 million.

The combination of the Company's current cash position, available borrowings under the Company's credit facilities, and the Company's cash flow from operations is expected to be sufficient to fund the Company's foreseeable operating and capital needs. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of clinical testing, changes in existing and potential relationships with strategic partners, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, market acceptance of new products, the need for increased capital expenditures, and other factors.

Net cash used in operating activities was approximately $2.4 million for the first six months of 2001, as a direct result of the Company's net loss and increased working capital levels.

Net cash provided by investing activities during the first six months of 2001 was approximately $91,000 as a result of the sale of securities to fund short-term cash needs. In addition, the Company also incurred approximately $1.5 million in capital expenditures, primarily reflecting the Company's investment required to manufacture its OraQuick product in Bethlehem, Pennsylvania. Capital expenditures are anticipated to increase during the remainder of 2001 as a result of additional commitments the Company has made for the purchase and installation of fully automated lateral flow manufacturing equipment for UPlink, additional space for research and development activities, and expanded manufacturing capacity.

Net cash provided by financing activities was approximately $1.2 million during the first six months of 2001, reflecting principally proceeds from the exercise of stock options.

At June 30, 2001, the Company had a $1.0 million working capital line of credit in place that accrues interest at LIBOR plus 235 basis points and a $1.0 million equipment line of credit in place that accrues interest at a rate fixed at prime at the time of draw down. There were no borrowings under these lines of credit at June 30, 2001. These lending facilities have been extended through April 30, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any material derivative financial instruments or derivative commodity instruments, and does not hold material amounts of other financial instruments. Accordingly, the Company has no material market risk to report under this Item.

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

The Company has entered into approximately $485,000 of foreign currency forward exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities located in the Netherlands and denominated in guilders. Based upon the fixed-exchange-rate nature of these contracts, the Company is exposed to potential risk of loss based upon fluctuations in the exchange rate of the guilder and U.S. dollar during the term of the contract. Furthermore, as currency rates change, translation of income statements for these operations from guilders to U.S. dollars affects year-to-year comparability of operating results. The Company's operations in the Netherlands represented approximately $0.5 million (6.2% of total revenues) and $1.0 million (6.1% of total revenues) for the three months and six months ended June 30, 2001, respectively. Management does not expect the risk of foreign currency fluctuations to be material.

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of Stockholders of the Company held on June 14, 2001, the following individuals were elected by the votes indicated as Class I directors of the Company for terms expiring at the 2004 Annual Meeting of
Stockholders:

                                       VOTES         VOTES
               NOMINEE                  FOR        WITHHELD
               -------                  ---        --------

          Michael G. Bolton          30,756,501      99,197
          Frank G. Hausmann          30,783,682      72,016


The other directors whose terms of office continued after the Annual Meeting are: Robert D. Thompson, Michael J. Gausling, William W. Crouse, Gregory B. Lawless and Roger L. Pringle.

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



                                          ORASURE TECHNOLOGIES, INC.



                                          /s/ Richard D. Hooper
                                          ------------------------------------
Date: August 14, 2001                     Richard D. Hooper
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          /s/ Mark L. Kuna
                                          ------------------------------------
Date: August 14, 2001                     Mark L. Kuna
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
EXHIBIT
-------

 3 Amended and Restated Bylaws of OraSure Technologies, Inc., Effective as of June 14, 2001.

 4 Second Amendment to Stockholders' Agreement, dated as of June 29, 2001, among OraSure Technologies, Inc. (as successor to STC Technologies, Inc.), HealthCare Ventures V, L.P., Hudson Trust and Pennsylvania Early Stage Partners, L.P.