Form 10-Q
period 2001-09-30
ORASURE TECHNOLOGIES INC
filed 2001-11-14
CIK 1116463

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended September 30, 2001.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to       .
                              -------   -------

                         Commission File Number 1-10492


                           ORASURE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                         36-4370966
           (State or Other Jurisdiction of  (IRS Employer Identification No.)
            Incorporation or Organization)


             150 Webster Street, Bethlehem, Pennsylvania     18015
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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of November 6, 2001: 37,208,445

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements (unaudited)                                 3

   Balance Sheets at September 30, 2001 and December 31, 2000....         3

   Statements of Operations for the three months and nine months
      ended September 30, 2001 and 2000..........................         4

   Statements of Stockholders' Equity for the nine months
      ended September 30, 2001...................................         5

   Statements of Cash Flows for the nine months
      ended September 30, 2001 and 2000..........................         6

   Notes to Financial Statements.................................         7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...............................        10

Item 3. Quantitative and Qualitative Disclosures About Market Risk       19


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds................        21

Item 5. Other Information........................................        21

Item 6. Exhibits and Reports on Form 8-K.........................        21

Item 1.  FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                 September 30, 2001   December 31, 2000
                                                 ------------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    2,295,719       $     5,095,639
  Short-term investments                              13,410,799            14,956,779
  Accounts receivable, net of allowance for
    doubtful accounts of $207,138 and $114,685         7,306,719             5,276,772
  Notes receivable from officer                           75,000               175,649
  Inventories                                          3,420,102             1,495,604
  Prepaid expenses and other                           1,171,417             1,189,210
                                                  --------------       ---------------

                      Total current assets            27,679,756            28,189,653
                                                  --------------       ---------------

PROPERTY AND EQUIPMENT, net                            7,523,851             6,738,034

PATENTS AND PRODUCT RIGHTS, net                        2,132,496             2,402,386

OTHER ASSETS                                           1,141,492               406,099
                                                  --------------        --------------

                                                  $   38,477,595       $    37,736,172
                                                  ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt               $    1,098,707       $     1,125,138
  Accounts payable                                     2,125,285             1,522,295
  Accrued expenses                                     3,291,433             4,047,231
                                                  --------------       ---------------

                      Total current liabilities        6,515,425             6,694,664
                                                  --------------       ---------------

LONG-TERM DEBT                                         3,829,899             4,644,098
                                                  --------------       ---------------

OTHER LIABILITIES                                        117,834               225,334
                                                  --------------       ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.000001, 25,000,000
    shares authorized, none issued                             -                     -
  Common stock, par value $.000001, 120,000,000
    shares authorized, 37,195,877 and 36,434,004
    shares issued and outstanding                             37                    36
  Additional paid-in capital                         151,818,602           148,767,789
  Accumulated other comprehensive loss                   (14,422)             (231,247)
  Accumulated deficit                               (123,789,780)         (122,364,502)
                                                  --------------       ---------------

                      Total stockholders' equity      28,014,437            26,172,076
                                                  --------------       ---------------

                                                  $   38,477,595       $    37,736,172
                                                  ==============       ===============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months                Nine Months
                                                     Ended September 30,         Ended September 30,
                                                     -------------------         -------------------
                                                        2001      2000             2001       2000
                                                        ----      ----             ----       ----
REVENUES:
  Product                                            $8,236,352  $6,867,729      $23,207,345  $20,397,691
  Licensing and product development                     362,302     354,649        1,303,129      604,608
                                                      ---------   ---------       ----------   ----------
                                                      8,598,654   7,222,378       24,510,474   21,002,299
                                                      ---------   ---------       ----------   ----------

COSTS AND EXPENSES:
  Cost of products sold                               2,872,753   3,096,668        8,579,752    8,210,484
  Research and development                            2,247,975   2,800,366        6,838,056    6,632,699
  Sales and marketing                                 1,961,817   1,791,039        5,888,432    4,995,080
  General and administrative                          1,527,081   1,827,928        4,594,217    5,502,178
  Merger-related                                              -   5,919,764                -    5,919,764
  Restructuring-related                                       -           -          450,000            -
                                                      ---------  ----------       ----------   ----------
                                                      8,609,626  15,435,765       26,350,457   31,260,205
                                                      ---------  ----------       ----------   ----------

     Operating loss                                     (10,972) (8,213,387)      (1,839,983) (10,257,906)

INTEREST EXPENSE                                       (101,555)   (122,869)        (310,279)    (375,677)

INTEREST INCOME                                         241,805     396,686          742,818      943,869

FOREIGN CURRENCY GAIN (LOSS)                           (114,819)     28,418            2,911       19,750

GAIN ON SALE OF SECURITIES                                    -           -                -      600,000
                                                      ---------   ---------       ----------   ----------

      Income (loss) before income taxes                  14,459  (7,911,152)      (1,404,533)  (9,069,964)

INCOME TAXES                                              1,199     (12,673)         (20,745)     (24,363)
                                                      ---------   ---------       ----------   ----------

NET INCOME (LOSS)                                    $   15,658 $(7,923,825)     $(1,425,278) $(9,094,327)
                                                      =========  ==========       ==========   ==========

EARNINGS (LOSS) PER SHARE:

      BASIC                                          $     0.00 $     (0.22)     $     (0.04) $     (0.26)
                                                      =========  ==========       ==========   ==========
      DILUTED                                        $     0.00 $     (0.22)     $     (0.04) $     (0.26)
                                                      =========  ==========       ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

       BASIC                                         37,057,079  35,369,781       36,740,600   34,546,219
                                                     ==========  ==========       ==========   ==========
       DILUTED                                       39,009,095  35,369,781       36,740,600   34,546,219
                                                     ==========  ==========       ==========   ==========


        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                       Common Stock                      Other
                                                      --------------  Additional     Comprehensive    Accumulated
                                                   Shares    Amount Paid-in Capital   Income (Loss)     Deficit       Total
                                                   ------    ------ ---------------  --------------   -----------     -----

Balance at December 31, 2000                   36,434,004      $36   $148,767,789       $(231,247) $(122,364,502)  $26,172,076

Common stock issued upon exercise of options       76,729        -        219,196               -              -       219,196
Compensation expense for stock option grants            -        -         70,580               -              -        70,580
Comprehensive loss:                                                                                                 ----------
   Net loss                                             -        -              -               -       (996,759)     (996,759)
   Currency translation adjustment                      -        -              -        (108,213)             -      (108,213)
   Unrealized loss on marketable securities             -        -              -         (50,275)             -       (50,275)
                                                                                                                    ----------
      Total comprehensive loss                                                                                      (1,155,247)
                                               ----------    -----    -----------      ----------    -----------    ----------

Balance at March 31, 2001                      36,510,733       36    149,057,565        (389,735)  (123,361,261)   25,306,605

Common stock issued upon exercise of options      417,733        1      1,544,513               -              -     1,544,514
Comprehensive loss:                                                                                                 ----------
   Net loss                                             -        -              -               -       (444,177)     (444,177)
   Currency translation adjustment                      -        -              -         (70,409)             -       (70,409)
   Unrealized gain on marketable securities             -        -              -          29,624              -        29,624
                                                                                                                    ----------
      Total comprehensive loss                                                                                        (484,962)
                                               ----------    -----     ----------      -----------   -----------    ----------

Balance at June 30, 2001                       36,928,466       37    150,602,078        (430,520)  (123,805,438)   26,366,157

Common stock issued upon exercise of options      267,411        -      1,216,524               -              -     1,216,524
Comprehensive income:                                                                                               ----------
   Net income                                           -        -              -               -         15,658        15,658
   Currency translation adjustment                      -        -              -         118,241              -       118,241
   Unrealized gain on marketable securities             -        -              -         297,857              -       297,857
                                                                                                                    ----------
      Total comprehensive income                                                                                       431,756
                                               ----------    -----    -----------       ---------    -----------    ----------

Balance at September 30, 2001                  37,195,877    $  37   $151,818,602        $(14,422) $(123,789,780)  $28,014,437
                                               ==========    =====    ===========       =========    ===========    ==========


        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                      2001          2000
                                                                      ----          ----
OPERATING ACTIVITIES:
Net loss                                                         $(1,425,278)   $(9,094,327)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Stock based compensation expense                                    70,580        792,685
  Amortization of deferred revenue                                  (107,500)      (107,500)
  Depreciation and amortization                                    1,537,873      1,332,532
  Loss on disposition of property and equipment                       11,353            914
  Gain on disposition of investment in affiliated company            (16,853)             -
  Changes in assets and liabilities:
     Accounts receivable                                          (2,367,200)      (689,870)
     Inventories                                                  (1,924,498)       630,065
     Prepaid expenses and other assets                               118,442         55,647
     Accounts payable and accrued expenses                          (152,808)     4,173,744
                                                                   ---------      ---------

         Net cash used in operating activities                    (4,255,889)    (2,906,110)
                                                                 -----------     ----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                            (23,250,109)   (19,891,729)
  Proceeds from the sale of short-term investments                24,810,795     20,974,026
  Purchases of property and equipment                             (2,094,220)    (2,542,540)
  Proceeds from the sale of property and equipment                    29,067              -
  Purchase of patents and product rights                                   -       (136,038)
  Increase in other assets                                          (224,888)       (20,404)
  Proceeds from disposition of investment in affiliated company      106,102              -
                                                                 -----------     ----------

         Net cash used in investing activities                      (623,253)    (1,616,685)
                                                                 -----------     ----------

FINANCING ACTIVITIES:
  Repayments of term debt                                           (840,630)      (783,609)
  Proceeds from issuance of common stock                           2,980,233     19,876,012
                                                                 -----------     ----------

         Net cash provided by financing activities                 2,139,603     19,092,403
                                                                 -----------     ----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                      (60,381)      (133,075)
                                                                 -----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,799,920)    14,436,533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     5,095,639      2,049,644
                                                                 -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $2,295,719   $ 16,486,177
                                                                 ===========   ============

-------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   ACTIVITIES
  Increase in fair value of securities available for sale         $  277,206   $   131,250
                                                                 ===========   ============
  Non-cash investment in a non-affiliated entity                  $  337,253   $         -
                                                                 ===========   ============


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

2.    Summary of Significant Accounting Policies

BASIS OF PRESENTATION. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the three-month periods ended March 31 and June 30, 2001. Results of operations for the period ended September 30, 2001 are not necessarily indicative of the results of operations expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

INVENTORIES. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                          September 30,       December 31,
                                              2001              2000
                                             -------          ----------

                 Raw materials              $1,082,957         $473,575
                 Work-in-process               797,669          348,819
                 Finished goods              1,539,476          673,210
                                            ----------       ----------
                                            $3,420,102       $1,495,604
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

SIGNIFICANT CUSTOMER CONCENTRATION. For the three and nine-month periods ended September 30, 2001, one customer accounted for 20.8 and 21.8 percent of total revenues, respectively, as compared to 23.4 percent for each of the same periods in 2000.

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

NET LOSS PER COMMON SHARE.  The Company has presented basic and diluted earnings
(loss) per common share pursuant to SFAS No. 128, "Earnings per Share" ("SFAS 128"), and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. In accordance with SFAS 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the reported period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include incremental shares from the assumed exercise of stock options and warrants, if dilutive. The number of incremental shares is calculated by assuming that outstanding stock options and warrants were exercised and the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings (loss) per share are as follows:

                                                          Three Months             Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        -------------------     -------------------
                                                          2001       2000         2001        2000
                                                          ----       ----         ----        ----

Net income (loss)                                      $ 15,658  $(7,923,825)  $(1,425,278)  $(9,094,327)
                                                       ========  ===========   ===========   ===========

Weighted average shares of common
  stock outstanding:

       Basic                                         37,057,079   35,369,781    36,740,600    34,546,219
       Dilutive effect of stock options
          and warrants                                1,952,016            -             -             -
                                                      ---------     --------    ----------     ---------
       Diluted                                       39,009,095   35,369,781    36,740,600    34,546,219
                                                     ==========   ==========    ==========    ==========

Earnings (loss) per share:
       Basic                                          $    0.00   $    (0.22)   $    (0.04)   $    (0.26)
                                                     ==========   ==========    ==========    ==========
       Diluted                                        $    0.00   $    (0.22)   $    (0.04)   $    (0.26)
                                                     ==========   ==========    ==========    ==========


The computations of diluted earnings (loss) per share for the three-month period ended September 30, 2001 and 2000 and for the nine-month periods ended September 30, 2001 and 2000 exclude the effect of outstanding common stock options and warrants to purchase 89,750, 2,948,364, 4,010,811 and 3,036,026 shares, respectively, because the effect of including such shares is anti-dilutive.

OTHER COMPREHENSIVE INCOME (LOSS). The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature, and disclosure of the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

RESTRUCTURING-RELATED EXPENSES. In February, 2001, the Company announced plans to realign certain of its manufacturing operations. Accordingly, during the three months ended March 31, 2001, the Company incurred $450,000 in non-recurring restructuring costs, primarily comprised of expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations. All restructuring-related expenses were paid by June 30, 2001.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS. Commencing in May 2001, the Company entered into foreign currency forward exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities located in the Netherlands and denominated in guilders. The Company accounts for these foreign currency forward exchange contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The contract amount of foreign currency forward exchange contracts outstanding at September 30, 2001 was $242,807. During the three-month and nine-month periods ended September 30, 2001, gains or losses associated with these contracts were not material.


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

                                      For the three months             For the nine months
                                      ended September 30,              ended September 30,
                                      2001       2000                  2000       2000
                                      ----       ----                  ----       ----

              United States         $7,355      $6,512                $20,650    $18,059
              Europe                   814         555                  2,586      1,766
              Other regions            430         155                  1,275      1,177
                                      ----       -----                  -----     ------

                                    $8,599      $7,222                $24,511    $21,002
                                    ======      ======                =======    =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow, capital expenditures or other measures of financial performance, and regulatory filings. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Sections entitled, "Forward-Looking Statements" and "Risk Factors," in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

Results of Operations

Three months ended September 30, 2001 compared to September 30, 2000

Comparative results of operations (in thousands, except %) are summarized as follows:


                                         Three Months Ended September 30,
                           ----------------------------------------------------
                                 Dollars                       Percentage of
                                                            Total Revenues (%)
                           -------------------              -------------------
                                                 Percent
                                                Change (%)
                             2001      2000     Inc.(Dec.)     2001      2000
                           --------- ---------  ----------  --------- ---------

Revenues

   Product                 $8,237    $ 6,867        20           96        95
   License and product
    development               362        355         2            4         5
                           --------- ---------              --------- ---------
                            8,599      7,222        19          100       100
                           --------- ---------              --------- ---------
Cost and expenses

   Cost of products sold    2,873      3,097        (7)          33        43
   Research and development 2,248      2,800       (20)          26        39
   Sales and marketing      1,962      1,791        10           23        25
   General and
    administrative          1,527      1,828       (16)          18        25
   Merger-related               -      5,920      (100)           -        82
                           --------- ---------              --------- ---------
                            8,610     15,436       (44)         100       214
                           --------- ---------              --------- ---------
       Operating loss         (11)    (8,214)     (100)           -      (114)

Interest expense             (102)      (123)      (17)          (1)       (2)

Interest income               242        397       (39)           3         6

Foreign currency gain
(loss)                       (115)        29      (496)          (1)        -

Gain on sale of securities      -          -       N/A            -         -
                           --------- ---------  ----------  --------- ---------
Income (loss) before
  income taxes                 14     (7,911)      100            -      (110)

Income taxes                    2        (13)      115            -         -
                           --------- ---------              --------- ---------
Net Income (loss)            $ 16    $(7,924)      100            -      (110)
                           ========= =========              ========= =========

Total revenues increased 19% to approximately $8.6 million in the third quarter of 2001 from approximately $7.2 million in 2000, primarily as a result of increased sales of oral fluid collection devices and related immunoassay tests due to the continued market penetration of Intercept, initial shipments of OraQuick(R) into Sub-Saharan Africa for the Centers for Disease Control and Prevention's ("CDC") LIFE Initiative, and increased sales of the Company's Histofreezer(R) cryosurgical delivery system. Excluding revenues in the prior period from the discontinued Serum Western Blot product line, total revenues would have increased approximately 27%.

The table below shows the amount of the Company's total revenues (in thousands, except for %) generated by each of its principal products and by license and product development activities.


                                       Three Months Ended September 30,
                           ----------------------------------------------------
                               Dollars                         Percentage of
                                                             Total Revenues (%)
                           --------------------             -------------------
                                                 Percent
                                                 Change(%)
                            2001       2000     Inc.  (Dec.)   2001      2000
                          ---------- ---------  ----------- --------- ---------
Product revenues
   Oral specimen
    collection devices    $ 3,139    $2,856        10           36        40
   OraQuick(R)                415         -        N/A           5         -
   Histofreezer(R)
    cryosurgical systems    1,954     1,737        12           23        24
   Immunoassay tests        2,027     1,445        40           23        20
   Western Blot HIV
    confirmatory tests        143       538       (73)           2         7
   Other product revenue      559       291        92            7         4
                          ---------- ---------             --------- ---------
                            8,237     6,867        20           96        95
License and product
 development                  362       355         2            4         5
                          ---------- ---------             --------- ---------
Total revenues            $ 8,599    $7,222        19          100       100
                          ========== =========             ========= =========

Product revenues increased 20% to approximately $8.2 million for the third quarter of 2001 from approximately $6.9 million in 2000. Sales of oral specimen collection devices and immunoassay tests increased 10% and 40% to approximately $3.1 million and $2.0 million, respectively, as a result of increased sales to the public health and substance abuse testing markets. Histofreezer(R) revenues increased 12% to approximately $2.0 million, reflecting higher domestic sales. OraQuick(R) generated approximately $415,000 of revenues for the third quarter, primarily reflecting product shipped internationally to the CDC under the LIFE Initiative. Sales of the Western Blot confirmatory tests, which were comprised exclusively of the oral Western Blot in 2001, declined 73% to approximately $143,000 for the third quarter as a result of the discontinuation of the Serum Western Blot product in January 2001. Other product revenues, which consisted primarily of sales of the Q.E.D.(R) saliva alcohol test and certain Intercept(R)-related sales to criminal justice and drug rehabilitation clients, increased 92% to approximately $559,000 from approximately $291,000 in 2000. Total Intercept(R) sales, including devices, immunoassay tests, and related equipment, equaled approximately $889,000 for the quarter, as compared to approximately $45,000 in 2000. As a percentage of total revenues, international revenues increased 75% to approximately $1.2 million primarily as a result of the market introduction of OraQuick(R) into Sub-Saharan Africa.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by license and product development activities.

                                        Three Months Ended September 30,
                           ----------------------------------------------------
                                                              Percentage of
                                Dollars                     Total Revenues (%)
                           -------------------              -------------------
                                                  Percent
                                                 Change(%)
                            2001       2000     Inc.  (Dec.)   2001      2000
                          ---------- ---------  ----------- --------- ---------
Market revenues
   Insurance testing       $2,775    $2,990         (7)        32        41
   Public health            1,686     1,348         25         20        19
   Physician offices        1,954     1,736         12         23        24
   Substance abuse testing  1,695       676        151         20         9
   Other markets              127       117          9          1         2
                           --------- ---------              --------- ---------
                            8,237     6,867         20         96        95
License and product
 development                  362       355          2          4         5
                           --------- ---------              --------- ---------
Total revenues             $8,599    $7,222         19        100       100
                           ========= =========              ========= =========

Sales to the insurance testing market declined by 7% to approximately $2.8 million in the third quarter of 2001 as a result of an overall decline in the number of life insurance applications. Sales to the public health market increased 25% to approximately $1.7 million in the third quarter as a result of continued penetration by the Company's laboratory-based HIV test. Sales to physician offices, which consisted solely of the Histofreezer(R) cryosurgical delivery system, increased 12% to approximately $2.0 million, reflecting higher domestic sales. Sales to the substance abuse testing market increased 151% to approximately $1.7 million in the third quarter of 2001 as a result of the continued market penetration of Intercept(R) and increased forensic toxicology sales. Sales to other markets increased 9% to approximately $127,000.

License and product development revenues increased 2% to approximately $362,000 in the third quarter of 2001 from approximately $355,000 in 2000. During the third quarter of 2001, license and product development revenues primarily consisted of revenue from UPT development agreements and a grant from the National Institutes of Health for an oral fluid based syphilis test.

On June 29, 2001, the Company filed with the U.S. Food and Drug Administration ("FDA") an application for pre-market approval of its OraQuick(R) rapid HIV test using whole blood and an application for 510(k) clearance for the UPlink(TM) drugs of abuse rapid detection system, including six drug assays. During the third quarter, the FDA responded to the OraQuick(R) submission with certain questions. The Company provided answers to the questions and the review is proceeding as expected. The FDA also responded to the UPlink(TM) submission. Because this product is the first reader-based, oral fluid point of care testing system submitted to the FDA, and because of the broad clinical utility of the UPlink(TM) system, the FDA has requested sixty additional trial samples for each of the six drug assays. The time required to collect and submit the additional data is expected to delay receipt of FDA clearance until the first quarter of 2002.

Despite the increase in third quarter revenues, the Company experienced unforeseen delays in sales of the OraQuick(R) HIV test to the Company's African distributor. These delays were caused by delays in the government purchase process in Africa. As a result of the Company's reliance upon third party distributors to develop and penetrate the African market for OraQuick(R) and the fact that significant potential customers are government entities, it is difficult for the Company to accurately forecast the timing of international OraQuick(R) revenues.

The Company's gross margin increased to approximately 67% in the third quarter of 2001 from 57% in 2000. Excluding a one-time write-off of obsolete inventory in the third quarter of 2000, the gross margin for the third quarter of 2000 would have been 65%. The gross margin increase in the third quarter of 2001 was primarily the result of negotiated contract savings and cost savings as a result of the Company's manufacturing reorganization.

Gross margin, based upon product revenues, was 65% in the third quarter of 2001 as compared to 63% in 2000, excluding the one-time inventory write-off.

Research and development expenses decreased 20% to approximately $2.2 million in the third quarter of 2001 from approximately $2.8 million in 2000, as a result of improved internal efficiencies resulting from the merger of Epitope, Inc. and STC Technologies, Inc. into the Company in September 2000. Research and development efforts in the third quarter of 2001 were focused on the development of drugs of abuse and infectious disease assays for UPlink(TM) and the ongoing development of oral fluid-based tests for a variety of diseases or conditions, such as hepatitis C, syphilis, and diabetic markers. Research and development expenses, as a percentage of third quarter revenues, declined to approximately 26% from 39% in 2000. Research and development expenses are expected to increase slightly during the remainder of 2001 as clinical trials for OraQuick(R) and UPlink(TM) research activities continue.

Sales and marketing expenses increased 10% to approximately $2.0 million in the third quarter of 2001 from approximately $1.8 million in 2000. This increase was primarily the result of costs including increased staffing and related charges associated with the development of foreign markets for OraQuick(R), the continued marketing of the Intercept(R) drugs of abuse service, and initial UPlink(TM) criminal justice marketing efforts. Sales and marketing expenses, as a percentage of third quarter revenues, declined to approximately 23% from 25% in 2000.

General and administrative expenses decreased 16% to approximately $1.5 million in the third quarter of 2001 from approximately $1.8 million in 2000. This decrease reflects cost savings from the elimination of duplicative overhead structures as a result of the merger. General and administrative expenses, as a percentage of third quarter revenues, declined to approximately 18% from 25% in 2000.

Merger-related   expenses  were   approximately  $5.9  million  in  2000.  These
non-recurring costs included fees for investment banking, attorneys, and accountants.

The operating loss of approximately $11,000 in the third quarter of 2001 improved from a loss of approximately $8.2 million in 2000, which included approximately $5.9 million of one-time merger-related expenses. Excluding the one-time merger-related expenses, the operating loss improved by $2.3 million from the third quarter of 2000, as a result of increasing revenues, improving gross margins, and lower operating expenses.

Interest expense decreased by 17% to approximately $102,000 in the third quarter of 2001 from approximately $123,000 in 2000 as a result of principal loan repayments.

Interest income decreased to approximately $242,000 in the third quarter of 2001 from approximately $397,000 in 2000 as a result of lower cash and cash equivalents available for investment and lower interest rates.

Foreign currency loss was approximately $115,000 in the third quarter of 2001 compared to a gain of approximately $29,000 in 2000.

Net income was approximately  $16,000 in the third quarter of 2001 compared to a
loss  of   approximately   $7.9  million  in  2000,   which  included   one-time
merger-related expenses of approximately $5.9 million.

Results of Operations

Nine months ended September 30, 2001 compared to September 30, 2000

Comparative results of operations (in thousands, except %) are summarized as follows:


                                    Nine Months Ended September 30,
                            ----------------------------------------------------
                                Dollars                       Percentage of
                                                            Total Revenues (%)
                           -------------------              -------------------
                                                  Percent
                                                 Change(%)
                            2001       2000     Inc.  (Dec.)   2001      2000
                          ---------- ---------  ----------- --------- ---------
Revenues

   Product                 $23,207   $20,397       14             95        97
   License and product
    development              1,303       605      115              5         3
                           --------- ---------              --------- ---------
                            24,510    21,002       17            100       100
                           --------- ---------              --------- ---------
Cost and expenses

   Cost of products sold     8,580     8,211        4             35        39
   Research and development  6,838     6,632        3             28        32
   Sales and marketing       5,888     4,995       18             24        24
   General and
    administrative           4,594     5,502      (17)            19        26
   Merger-related                -     5,920     (100)             -        28
   Restructuring-related       450         -      N/A              2         -
                           --------- ---------              --------- ---------
                            26,350    31,260      (16)           108       149
                           --------- ---------              --------- ---------
       Operating loss       (1,840)  (10,258)     (82)            (8)      (49)

Interest expense              (310)     (376)     (18)            (1)       (2)

Interest income                743       944      (21)             3         5

Foreign currency gain            3        20      (85)             -         -

Gain on sale of securities       -       600     (100)             -         3
                           --------- ---------              --------- ---------

       Loss before
        income taxes        (1,405)   (9,070)     (85)            (6)      (43)

Income taxes                   (21)      (24)     (13)             -         -
                           --------- ---------              --------- ---------
Net loss                   $(1,426)  $(9,094)     (84)            (6)      (43)
                           ========= =========              ========= =========

Total revenues increased 17% to approximately $24.5 million for the first nine months of 2001 from approximately $21.0 million in the comparable period in 2000, primarily as a result of increased sales of oral fluid collection devices and related immunoassay tests, and increased license and product development revenues. Excluding revenues in the prior period from the discontinued Serum Western Blot product line, total revenues would have increased approximately 24%.

The table below shows the amount of the Company's total revenues (in thousands, except for %) generated by each of its principal products and by license and product development activities.


                                      Nine Months Ended September 30,
                           ----------------------------------------------------
                                Dollars                       Percentage of
                                                            Total Revenues (%)
                           -------------------              -------------------
                                                 Percent
                                                 Change(%)
                            2001       2000     Inc.  (Dec.)   2001      2000
                          ---------- ---------  ----------- --------- ---------
Product revenues
   Oral specimen
    collection devices     $9,855    $8,271        19            40        39
   OraQuick(R)                655         -        N/A            3         -
   Histofreezer(R)
    cryosurgical systems    4,733     4,681         1            19        22
   Immunoassay tests        5,835     4,959        18            24        24
   Western Blot HIV
    confirmatory tests        471     1,424       (67)            2         7
   Other product revenue    1,658     1,062        56             7         5
                           -------   -------                --------  --------
                           23,207    20,397        14            95        97
License and product
 development                1,303       605       115             5         3
                          --------  --------                --------  --------
Total revenues            $24,510   $21,002        17           100       100
                          ========  ========                ========  ========

Product revenues increased 14% to approximately $23.2 million for the first nine months of 2001 from approximately $20.4 million in the first nine months of 2000. Sales of oral specimen collection devices and immunoassay tests increased 19% and 18% to approximately $9.9 million and $5.8 million, respectively, as a result of increased sales to the public health and substance abuse testing markets. Histofreezer(R) revenues remained flat at approximately $4.7 million. OraQuick(R) generated approximately $655,000 of revenues during the nine months ended September 30, 2001. Sales of the Western Blot confirmatory tests, which were comprised exclusively of the oral Western Blot in 2001, declined 67% to approximately $471,000 as a result of the discontinuation of the Serum Western Blot product in January 2001. Other product revenues, which consisted primarily of sales of the Q.E.D.(R) saliva alcohol test and certain Intercept(R)-related equipment sales to criminal justice and drug rehabilitation clients, increased 56% to approximately $1.7 million from approximately $1.1 million in 2000. Total Intercept(R) sales for the first nine months of 2001, including devices, immunoassay tests, and related equipment, totaled approximately $2.5 million as compared to approximately $218,000 in 2000. As a percentage of total revenues, international revenues increased to approximately 31% in the first nine months of 2001 to approximately $3.9 million, as a result of the market introduction of OraQuick(R) into Sub-Saharan Africa and increased oral fluid collection devices and related assays.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by license and product development activities.

                                        Nine Months Ended September 30,
                           ----------------------------------------------------
                                                              Percentage of
                                Dollars                     Total Revenues (%)
                           -------------------              -------------------
                                                 Percent
                                                 Change(%)
                            2001       2000     Inc.  (Dec.)   2001      2000
                          ---------- ---------  ----------- --------- ---------
Market revenues
   Insurance testing       $8,665    $9,736        (11)        36        46
   Public health            4,525     3,321         36         18        16
   Physician offices        4,733     4,680          1         19        22
   Substance abuse testing  4,893     2,268        116         20        11
   Other markets              391       392          -          2         2
                           --------- ---------              --------- ---------
                           23,207    20,397         14         95        97

License and product
 development                1,303       605        115          5         3
                           --------- ---------              --------- ---------
Total revenues             $24,510   $21,002        17        100       100
                           ========= =========              ========= =========

Sales to the insurance testing market declined by 11% to approximately $8.7 million for the first nine months of 2001 as a result of an overall decline in the number of insurance applications. Sales to the public health market increased 36% to approximately $4.5 million for the first nine months of 2001 as a result of the continued penetration of the Company's laboratory-based HIV test. Sales to physician offices, which consisted solely of the Histofreezer(R) cryosurgical delivery system, remained flat at approximately $4.7 million in the first nine months of 2001. Sales to the substance abuse testing market increased 116% to approximately $4.9 million in the first nine months of 2001 as a result of the continued market penetration of Intercept(R) and increased forensic toxicology sales. Sales to other markets remained flat at approximately $391,000.

License and product development revenues increased 115% to approximately $1.3 million for the first nine months of 2001 from approximately $605,000 in 2000. This increase was attributable principally to additional revenues resulting from the recognition of milestone payments under existing development arrangements.

The Company's gross margin increased to approximately 65% in the first nine months of 2001 from 61% in 2000. Excluding a one-time write-off of obsolete inventory in the third quarter of 2000, the gross margin for the first nine months of 2000 would have been 63%. This increase was primarily the result of negotiated contract savings, cost savings as a result of the Company's manufacturing reorganization, and higher license and product development revenues, partially offset by incremental costs associated with the ramp up of OraQuick(R) manufacturing. Gross margin, based upon product revenues, was 63% in the first nine months of 2001 compared to 62% for 2000, excluding the one-time inventory write-off.

Research and development expenses increased 3% to approximately $6.8 million for the first nine months of 2001 from approximately $6.6 million in 2000, as a result of continued development of the UPlink(TM) reader, test cassette and collector, DNA feasibility studies, and clinical trial expenses for the OraQuick(R) HIV rapid test, partially offset by improved internal efficiencies and cost savings as a result of the merger. Research and development expenses, as a percentage of revenues, declined to approximately 28% from 32% in 2000.

Sales and marketing expenses increased 18% to approximately $5.9 million in the first nine months of 2001 from approximately $5.0 million in 2000. This increase was primarily the result of additional costs associated with the development of foreign markets for OraQuick(R), the continued marketing of the Intercept(R) drugs-of-abuse service, and the launch of UPlink(TM) in the criminal justice market. Sales and marketing expenses, as a percentage of revenues, remained constant at 24%.

General and administrative expenses decreased 17% to approximately $4.6 million for the first nine months of 2001 from approximately $5.5 million in 2000. This decrease reflects cost savings from the elimination of duplicative overhead structures as a result of the merger. General and administrative expenses, as a percentage of revenues, declined to approximately 19% from 26% in 2000.

Merger-related   expenses  were   approximately  $5.9  million  in  2000.  These
non-recurring costs primarily included fees for investment bankers, attorneys, and accountants.

Restructuring related expenses were approximately $450,000 as a result of the first quarter manufacturing restructuring in 2001. These non-recurring costs primarily included expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations.

Operating loss improved to approximately $1.8 million in the nine months ended September 30, 2001, from approximately $10.3 million in 2000, which included approximately $5.9 million of one-time merger expenses. This improvement is the result of increasing revenues, improving gross margins and lower general and administrative expenses, partially offset by increased sales and marketing, research and development expenses, and restructuring related charges.

Interest expense decreased by 18% to approximately $310,000 in the first nine months of 2001 from approximately $376,000 in 2000 as a result of principal loan repayments.

Interest income decreased by 21% to approximately $743,000 in the first nine months of 2001 from approximately $944,000 in 2000 as a result of lower cash and cash equivalents available for investment and lower interest rates.

Foreign currency gain was approximately $3,000 in the first nine months of 2001 compared to a gain of approximately $20,000 in 2000.

In the second quarter of 2000, the Company recorded a gain on the sale of securities of $600,000, as a result of the sale of Andrew & Williamson Sales Company ("A&W") preferred stock the Company had received as part of a settlement with A&W in 1997.

Net loss was approximately $1.4 million in the first nine months of 2001 compared to a net loss of approximately $9.1 million in 2000, which included $5.9 million of one-time merger-related expenses.

Liquidity and Capital Resources

                                               September 30,        December 31,
                                                  2001                  2000
                                               ------------         ------------
                                                        (In thousands)
                  Cash and cash equivalents     $ 2,296                $5,096
                  Short-term investments         13,411                14,957
                  Working capital                21,164                21,495


The Company's cash, cash equivalents and short-term investments position decreased approximately $4.3 million from December 31, 2000 to approximately $15.7 million at September 30, 2001, primarily as a result of increased working capital requirements, partially offset by proceeds from the exercise of stock options. At September 30, 2001, the Company's working capital was approximately $21.2 million.

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

Net cash used in operating activities was approximately $4.3 million for the first nine months of 2001, as a direct result of increased accounts receivable and inventory levels. The increased accounts receivable is the result of higher sales in 2001. The increased inventory levels reflect the buildup of OraQuick(R) and UPlink(TM) inventory in anticipation of future sales opportunities.

Net cash used in investing activities during the first nine months of 2001 was approximately $623,000 as a result of approximately $2.1 million in capital expenditures, primarily reflecting the Company's investment to expand OraQuick(R) manufacturing in Bethlehem, Pennsylvania. Capital expenditures are anticipated to increase during the remainder of 2001 and into the first half of 2002 as a result of additional commitments the Company has made for the purchase and installation of fully automated lateral flow manufacturing equipment for UPlink(TM), additional space for research and development activities, and expanded manufacturing capacity. Partially offsetting the capital expenditures was the sale of short-term investments to fund operating and capital expenditure requirements.

Net cash provided by financing activities was approximately $2.1 million during the first nine months of 2001, principally reflecting $3.0 million of proceeds from the exercise of stock options, partially offset by term debt repayments.

At September 30, 2001, the Company had a $1.0 million working capital line of credit in place that accrues interest at LIBOR plus 235 basis points and a $3.0 million equipment line of credit in place that accrues interest at a rate fixed at prime at the time of draw down. There were no borrowings under these lines of credit at September 30, 2001. These lending facilities have been extended through April 30, 2002.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any material derivative financial instruments or derivative commodity instruments. Accordingly, the Company has no material market risk to report under this Item.

The Company holds approximately $13.4 million of financial instruments comprised of U.S. corporate debt, certificates of deposit, government securities and commercial paper. All such instruments are classified as securities available for sale. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Market risk exposure consists principally of exposure to changes in interest rates. If changes in interest rates would affect the investments adversely, the Company continues to hold the security to maturity. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter end of the maturity spectrum.

The Company has entered into approximately $243,000 of foreign currency forward exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities located in the Netherlands and denominated in guilders. Based upon the fixed-exchange-rate nature of these contracts, the Company is exposed to potential risk of loss based upon fluctuations in the exchange rate of the guilder and U.S. dollar during the term of the contract. Furthermore, as currency rates change, translation of income statements for these operations from guilders to U.S. dollars affects year-to-year comparability of operating results. The Company's operations in the

Netherlands represented approximately $0.5 million (6.3% of total revenues) and $1.5 million (6.2% of total revenues) for the three months and nine months ended September 30, 2001, respectively. Management does not expect the risk of foreign currency fluctuations to be material.

PART II.  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 27, 2001, the Board of Directors of the Company amended the Amended and Restated Bylaws (the "Bylaws") of the Company to increase the notice period required for stockholders to submit proposals or nominate directors for consideration at meetings of stockholders. The Bylaws, as so amended, provide that in order to be timely, a stockholder's notice of a proposal or director nomination must be received by the Company not less than ninety (90) days nor more than one hundred twenty (120) days prior to the meeting; provided that in the event that less than one hundred (100) days notice or prior disclosure of the date of the meeting is given or made to stockholders, the stockholder's notice must be received by the Company no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. A complete copy of the amended and restated Bylaws is filed as an Exhibit to this Report.

Item 5. OTHER INFORMATION

The Company has scheduled its 2002 Annual Meeting of Stockholders (the "2002 Annual Meeting") for May 9, 2002, in Bethlehem, Pennsylvania. The record date for determining stockholders entitled to notice of and to vote at the 2002 Annual Meeting is March 28, 2002. Stockholders desiring to submit proposals for inclusion in the Company's proxy materials for the 2002 Annual Meeting must meet the eligibility and other requirements imposed by rules issued by the Securities and Exchange Commission. To be included, proposals must be received by the Company at 150 Webster Street, Bethlehem, Pennsylvania 18015, Attention:
Secretary, not later than December 20, 2001. If a stockholder proposal or director nomination is to be presented without inclusion in the Company's proxy materials for the 2002 Annual Meeting, the Company must receive the proposal or nomination no later than February 9, 2002, in accordance with the advance notice provisions of the Company's Bylaws.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

Exhibits are listed on the attached exhibit index following the signature page of this report.

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ORASURE TECHNOLOGIES, INC.

                                          /s/ Ronald H. Spair
                                          ------------------------------------
Date: November 13, 2001                   Ronald H. Spair
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          /s/ Mark L. Kuna
                                          ------------------------------------
Date: November 13, 2001                   Mark L. Kuna
                                          Controller
                                          (Principal Accounting Officer)


                                          /s/ Richard D. Hooper
                                          ------------------------------------
Date: November 13, 2001                   Richard D. Hooper
                                          Vice President, Finance

                                  EXHIBIT INDEX

Exhibit

3 Amended and Restated Bylaws of OraSure Technologies, Inc., Effective as of September 27, 2001.

10 Employment Agreement dated as of November 1, 2001 between OraSure Technologies and Ronald H. Spair.