Form 10-Q
period 2002-03-31
ORASURE TECHNOLOGIES INC
filed 2002-05-10
CIK 1116463

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended March 31, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of Common Stock, par value $.000001 per share, outstanding as of May 7, 2002: 37,476,002

                          PART I. FINANCIAL INFORMATION

                                                                                    Page No.
                                                                                    --------

Item 1.  Financial Statements (unaudited) .....................................       3

     Balance Sheets at March 31, 2002 and December 31, 2001 ...................       3

     Statements of Operations for the three months                                    4
         ended March 31, 2002 and 2001 ........................................

     Statements of Cash Flows for the three months
         ended March 31, 2002 and 2001 ........................................       5

     Notes to Financial Statements ............................................       6


Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations ............................................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........      14


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................      15

Item 1.  FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31, 2002          December 31, 2001
                                                                          --------------          -----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $   1,028,302             $   2,426,346
   Short-term investments                                                   11,401,240                12,764,903
   Accounts receivable, net of allowance for doubtful
         accounts of $237,145 and $209,492                                   5,738,944                 6,057,927
   Note receivable from officer                                                      -                    75,000
   Inventories                                                               4,883,941                 4,444,772
   Prepaid expenses and other                                                1,013,360                 1,038,511
                                                                         -------------             -------------

                               Total current assets                         24,065,787                26,807,459

PROPERTY AND EQUIPMENT, net                                                  7,739,146                 7,800,137

PATENTS AND PRODUCT RIGHTS, net                                              1,957,616                 2,042,533

OTHER ASSETS                                                                   639,020                   634,546
                                                                         -------------             -------------

                                                                         $  34,401,569             $  37,284,675
                                                                         =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $     983,495             $   1,057,572
   Accounts payable                                                          1,945,860                 2,874,061
   Accrued expenses                                                          2,891,762                 3,111,886
                                                                         -------------             -------------

                                Total current liabilities                    5,821,117                 7,043,519
                                                                         -------------             -------------

LONG-TERM DEBT                                                               3,364,336                 3,586,458
                                                                         -------------             -------------

OTHER LIABILITIES                                                              256,185                   114,025
                                                                         -------------             -------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.000001, 25,000,000 shares authorized,
         none issued                                                                 -                         -
   Common stock, par value $.000001, 120,000,000 shares authorized,
         37,442,571 and 37,403,269 shares issued and outstanding                    37                        37
   Additional paid-in capital                                              152,866,963               152,758,591
   Accumulated other comprehensive loss                                       (222,081)                 (125,664)
   Accumulated deficit                                                    (127,684,988)             (126,092,291)
                                                                         -------------             -------------

                                Total stockholders' equity                  24,959,931                26,540,673
                                                                         -------------             -------------

                                                                         $  34,401,569             $  37,284,675
                                                                         =============             =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2002             2001
                                                                        ----             ----
              REVENUES:
                Product                                            $   7,468,621      $  6,890,727
                Licensing and product development                        256,853           513,297
                                                                   --------------     -------------
                                                                       7,725,474         7,404,024

               COST OF PRODUCTS SOLD                                   2,894,230         2,693,644
                                                                    -------------     -------------

                      Gross profit                                     4,831,244         4,710,380
                                                                   --------------     -------------

              OPERATING EXPENSES:
                Research and development                               2,420,263         2,166,659
                Sales and marketing                                    1,988,181         1,860,362
                General and administrative                             2,084,301         1,465,511
                Restructuring-related                                          -           450,000
                                                                   --------------     -------------
                                                                       6,492,745         5,942,532
                                                                   -------------      -------------

                      Operating loss                                  (1,661,501)       (1,232,152)

              INTEREST EXPENSE                                           (84,249)         (105,564)

              INTEREST INCOME                                            153,235           293,629

              FOREIGN CURRENCY GAIN (LOSS)                                  (182)           63,295
                                                                   --------------     -------------

                      Loss before income taxes                        (1,592,697)         (980,792)

              INCOME TAXES                                                     -            15,967
                                                                   --------------     -------------

              NET LOSS                                             $  (1,592,697)     $   (996,759)
                                                                   ==============     =============

              BASIC AND DILUTED NET LOSS PER SHARE                 $       (0.04)     $      (0.03)
                                                                   ==============     =============

              WEIGHTED AVERAGE NUMBER OF
                SHARES OUTSTANDING                                    37,434,075        36,456,576
                                                                   ==============     =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        2002          2001
                                                                                        ----          ----

OPERATING ACTIVITIES:
Net loss                                                                          $(1,592,697)    $  (996,759)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock based compensation expense                                                         -          70,580
   Amortization of deferred revenue                                                   (53,750)        (35,833)
   Depreciation and amortization                                                      542,626         502,601
   Loss on disposition of assets                                                        2,137           7,283
   Changes in assets and liabilities:
       Accounts receivable                                                            318,983        (665,583)
       Inventories                                                                   (439,169)       (351,769)
       Prepaid expenses and other assets                                               25,151          99,294
       Accounts payable and accrued expenses                                         (877,415)     (1,102,934)
                                                                                  ------------    ------------

             Net cash used in operating activities                                 (2,074,134)     (2,473,120)
                                                                                  ------------    ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (1,989,774)    (11,218,333)
   Proceeds from the sale of short-term investments                                 3,269,044      15,483,150
   Purchases of property and equipment                                               (396,773)       (720,943)
   Proceeds from the sale of property and equipment                                     2,393          27,964
   Increase in other assets                                                            (8,949)              -
                                                                                  ------------    ------------


             Net cash provided by investing activities                                875,941       3,571,838
                                                                                  ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                             108,372         219,196
   Repayments of term debt                                                           (296,199)       (274,602)
                                                                                  ------------    ------------

             Net cash used in financing activities                                   (187,827)        (55,406)
                                                                                  ------------    ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                       (12,024)       (108,213)
                                                                                  ------------    ------------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,398,044)        935,099

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,426,346       5,095,639
                                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 1,028,302     $ 6,030,738
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

2.       Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and,
---------------------
in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Use of Estimates. The preparation of financial statements in conformity with
----------------
accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories. Inventories are stated at the lower of cost or market determined on
-----------
a first-in, first-out basis and are comprised of the following:

                                                March 31,           December 31,
                                                  2002                  2001
                                              ------------         -------------

               Raw materials                  $ 3,432,652           $ 2,918,825
               Work-in-process                    492,054               644,397
               Finished goods                     959,235               881,550
                                              -----------           -----------
                                              $ 4,883,941           $ 4,444,772
                                              ===========           ===========

Revenue Recognition. The Company recognizes product revenues when products are
-------------------
shipped. The Company does not grant price protection or product return rights to its customers, except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, the Company expenses warranty returns as incurred.

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

In accordance with Emerging Issues Task Force (`EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records shipping and handling charges billed to customers as revenue.

Significant Customer Concentration. In the first quarter of 2002, one customer
----------------------------------
accounted for 23 percent of total revenues as compared to 29 percent for the same quarter of 2001.

Research and Development. Research and development costs are charged to expense
------------------------
as incurred.

Foreign Currency Translation. Pursuant to Statement of Financial Accounting
----------------------------
Standards ("SFAS") No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign operations are translated from Euros into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

Net Loss Per Common Share. The Company has presented basic and diluted net loss
-------------------------
per common share pursuant to SFAS No. 128, "Earnings per Share" ("SFAS 128"). In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is generally computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants; however, outstanding common stock options and warrants to purchase 4,815,984 and 4,596,878 shares were excluded from the computation of diluted net loss per common share for the three-month periods ended March 31, 2002 and 2001, respectively, because they were anti-dilutive due to the Company's losses.

Other Comprehensive Income (Loss). The Company follows SFAS No. 130, "Reporting
---------------------------------
Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Restructuring-related Expenses. In February, 2001, the Company announced plans
------------------------------
to restructure certain of its manufacturing operations. As a result of this restructuring, the Company incurred an infrequent charge of $450,000 for restructuring costs, primarily comprised of expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations. All restructuring-related expenses were paid by June 30, 2001.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting
--------------------------------
Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations accounted for under the pooling of interests method prior to June 30, 2001 will not be changed. The adoption of SFAS No. 141 by the Company did not have any impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SAFS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The adoption of SFAS No. 142 did not have any impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

3.       Related Party Transactions

Officer Note and Employment Agreement. In March 2000, the Company issued a note
-------------------------------------
receivable to an executive officer of the Company ("Officer Note") for $75,000, for relocation purposes. The Officer Note does not bear interest if it is repaid on or before the earlier of the tenth day following the close of sale on the officer's previous residence or the due date of the Officer Note, as extended.

On January 31, 2002, the Company terminated an employment agreement with this executive officer and the Company recorded $480,063 in severance-related expenses. These expenses include continued salary and benefit premium payments to this officer, related employment taxes, and the value of certain computer equipment transferred to this individual. As part of his severance agreement, this executive officer agreed to repay the Officer Note in bi-weekly principal installments of approximately $7,000, commencing in April 2002. Accordingly, for financial statement presentation purposes, at March 31, 2002 the remaining balance of accrued severance expenses payable to this former officer has been offset by the $75,000 Officer Note.

Facility Lease.
--------------

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

4.       Geographic Area Information

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

The following table represents total revenues by geographic area (amounts in thousands):

                                                     For the three months
                                                       ended March 31,
                                                   ----------------------
                                                    2002            2001
                                                    ----            ----

                    United States                  $6,796          $5,962
                    Europe                            665             950
                    Other regions                     264             492
                                                   ------          ------
                                                   $7,725          $7,404
                                                   ======          ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow or other financial performance, products, markets, and regulatory filings and approvals. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; customer inventory practices and consolidations; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general business, political and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its registration statements and the Sections entitled, "Forward-Looking Statements" and "Risk Factors," in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

Results of Operations

Total revenues increased 4% to approximately $7.7 million in the first quarter of 2002 from approximately $7.4 million in the comparable quarter in 2001, primarily as a result of increased sales in the physicians' office therapies market. Product revenues for the first quarter of 2002 increased approximately 8% to $7.5 million compared to $6.9 million for the first quarter of 2001.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by licensing and product development activities.

                                                              Three Months Ended March 31,
                                          ------------------------------------------------------------------------
                                                                                              Percentage of
                                                  Dollars                 Percent             Total Revenues
                                          -------------------------                     --------------------------
                                                                          Change
                                             2002           2001         Inc. (Dec.)       2002            2001
                                          ----------     ----------     -------------   ----------      ----------
Principal Markets
   Insurance risk assessment              $   2,792      $  3,123           (11)%            36%            42%
   Infectious disease testing                 1,510         1,324            14              20             18
   Substance abuse testing                    1,187         1,223            (3)             15             17
   Physicians' office therapies               1,979         1,221            62              26             16
                                          ----------     --------                       -------         ------
                                              7,468         6,891             8              97             93

   Licensing and product development            257           513           (50)              3              7
                                          ---------      --------                       -------         ------
            Total revenues                $   7,725      $  7,404             4%            100%           100%
                                          =========      ========                       =======         ======

Sales to the insurance risk assessment market declined by 11% to approximately $2.8 million in the first quarter of 2002 as a result of increased efficiency in processing urine tests at LabOne, Inc., the Company's largest customer. This efficiency is expected to have a continuing effect on the Company, resulting in an annualized revenue reduction of up to $1.0 million, based on the Company's 2001 urine test sales volumes. Additionally, sales of the Company's OraSure Western Blot HIV-1 confirmatory test were approximately $150,000 lower in 2002 compared to the first quarter of 2001.

Sales to the infectious disease testing market increased 14% to approximately $1.5 million in the first quarter of 2002, primarily as a result of a 31% surge in the sale of OraSure(R) oral fluid HIV-1 collection devices and test kits. Offsetting this increase was the absence of sales of the Company's OraQuick(R) rapid HIV test in the international marketplace, which accounted for $234,000 in revenues in the first quarter of 2001.

Sales to the substance abuse testing market declined 3% to approximately $1.2 million as a result of slightly lower sales of the Intercept(R) drug testing service and the Q.E.D.(R) saliva alcohol test, partially offset by increased revenues in the Company's toxicology testing products.

Sales of the Company's Histofreezer(R) portable cryosurgical system in the physicians' office therapies market increased 62% to approximately $2.0 million in the first quarter of 2002. This increase was primarily the result of distributors increasing their inventory levels as a result of an announced price increase, which became effective on April 1, 2002. A similar increase in Histofreezer(R) sales occurred in the fourth quarter of 2000 in advance of a January 1, 2001 price increase. The January 1, 2001 price increase resulted in lower sales in the first quarter of 2001, which further contributed to the revenue variance between the first quarters of 2002 and 2001. Because of the higher purchasing levels of Histofreezer(R) at the distributor level during the first quarter of 2002, it is anticipated that Histofreezer(R) sales in the second quarter of 2002 will be significantly lower than the $2.0 million recorded in the first quarter.

Licensing and product development revenue decreased 50% to $257,000 in the first quarter of 2002 from $513,000 in 2001. This decrease resulted from the absence of certain development milestone payments during the first quarter of 2002 from Meridian BioSciences and Drager Safety, which contributed to the Company's first quarter 2001 revenues.

The Company's gross margin decreased slightly to 63% in the first quarter of 2002 from 64% in 2001. The decrease was primarily attributable to the lower amount of licensing and product development revenues recorded in the first quarter of 2002.

Research and development expenses increased 12% to approximately $2.4 million in the first quarter of 2002 from approximately $2.2 million in 2001, as a result of continued research and development in support of the Company's regulatory submissions, the termination of certain development projects, and work on new products.

Sales and marketing expenses increased 7% to approximately $2.0 million in the first quarter of 2002 from approximately $1.9 million in 2001. This increase was primarily the result of increased staffing and related charges incurred in anticipation of new product launches expected during the second half of 2002. The Company has engaged outside consultants to provide assistance in optimizing its strategic business and marketing plans, and expects to incur approximately $0.5 million during the second quarter of 2002 in connection with this work.

General and administrative expenses increased 42% to approximately $2.1 million in the first quarter of 2002 from approximately $1.5 million in 2001. This increase was primarily attributable to an approximate $480,000 severance charge related to the departure of the Company's former Chief Executive Officer.

Restructuring-related expenses were $450,000 in the first quarter of 2001 as a result of a manufacturing restructuring. There was no such charge in the first quarter of 2002.

Interest expense decreased to $84,000 in the first quarter of 2002 from $106,000 in 2001 as a result of lower outstanding loan balances. Interest income decreased to $153,000 in the first quarter of 2002 from $294,000 in 2001, as a result of lower cash and cash equivalents available for investment and lower interest rates.

The Company incurred a small foreign currency loss in the first quarter of 2002 compared to a foreign currency gain of approximately $63,000 in the first quarter of 2001.

During the first quarter of 2001, a provision for foreign income taxes of $16,000 was recorded.

Liquidity and Capital Resources

                                                             March 31,    December 31,
                                                               2002           2001
                                                             ----------   -------------
                                                                   (In thousands)
                        Cash and cash equivalents            $  1,028         $ 2,426
                        Short-term investments                 11,401          12,764
                        Working capital                        18,245          19,764

The Company's cash, cash equivalents and short-term investments position decreased approximately $2.8 million during the first quarter of 2002 to approximately $12.4 million at March 31, 2002, primarily as a result of a reduction of accounts payable and accruals, certain capital expenditures, the Company's net loss for the quarter, and an increase in inventory levels. At March 31, 2002, the Company's working capital was approximately $18.2 million.

The combination of the Company's current cash position and borrowings under the Company's current and planned credit facilities is expected to be sufficient to fund the Company's foreseeable operating and capital needs. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the success of the Company's sales and marketing efforts, market acceptance of new products and other factors.

Net cash used in operating activities was approximately $2.1 million for the first quarter of 2002, primarily as a result of the net loss for the quarter and the reduction of approximately $0.9 million in accounts payable and accruals.

Net cash provided by investing activities during the first quarter of 2002 was approximately $0.9 million primarily as a result of the net proceeds received from the sale of short-term investments offset by the purchase of approximately $400,000 of capital equipment.

Net cash used in financing activities was approximately $200,000 during the first quarter of 2002 as a result of approximately $300,000 of term debt repayments offset by approximately $100,000 in proceeds from the exercise of stock options.

At March 31, 2002, the Company had a $1.0 million working capital line of credit in place that accrues interest at LIBOR plus 235 basis points and a $3.0 million equipment line of credit in place that accrues interest at a rate fixed at prime at the time of draw down. There were no borrowings under these lines of credit at March 31, 2002. These lending facilities expire July 31, 2002 and are expected to be replaced with other credit or bank facilities, although there can be no assurance that the Company will be successful in this effort.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its judgments and estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, revenue recognition, contingencies, and litigation. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing the Company's financial statements and the uncertainties that could impact its results of operations, financial condition, and cash flows.

Revenue Recognition. The Company follows U.S. Securities and Exchange Commission
-------------------
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable licensing and development fees. The Company licenses certain products or technology to outside third parties, in return for which the Company receives up-front licensing fees, some of which can be significant. In accordance with SAB 101, the Company is required to defer immediate recognition of these fees as revenue, and instead ratably recognize this revenue over the related license period.

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

The Company recognizes product revenues when products are shipped. The Company does not grant price protection or product return rights to its customers, except for warranty returns. Where a product fails to comply with its limited warranty, the Company can either replace the product or provide the customer with a refund of the purchase price or credit against future purchases. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, the Company expenses warranty returns as incurred. While such returns have been immaterial in the past, management cannot guarantee that the Company will continue to experience the same low rate of warranty claims as it has in the past. Any significant increase in product warranty claims could have a material adverse impact on the Company's operating results for the period in which such claims occur.

Allowance for Uncollectible Accounts Receivable. Accounts receivable are reduced
-----------------------------------------------
by an estimated allowance for amounts that may become uncollectible in the future. On an ongoing basis, management performs credit evaluations of the Company's customers and adjusts credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers. Based upon the Company's historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of the Company's allowance for estimated credit losses. While such credit losses have been within the Company's expectations and the allowance provided, the Company cannot guarantee that it will continue to experience the same credit loss rates as it has in the past. Furthermore, some of the Company's accounts receivable have resulted from sales to distributors located in foreign countries. Any significant changes in the liquidity or financial position of its customers, or the economies of certain foreign nations, could have a material adverse impact on the collectibility of the Company's accounts receivable and its future operating results.

Inventories. The Company's inventories are valued at the lower of cost or
-----------
market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of the Company's inventories are subject to expiration dating. The Company continually evaluates the carrying value of its inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Management bases these decisions on the level of inventories on hand in relation to the Company's estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of the Company's inventories and its reported operating results.

Income Taxes. The Company has a history of losses, which has generated a
------------
sizeable federal tax net operating loss ("NOL") carryforward of approximately $69.1 million as of December 31, 2001. Generally accepted accounting principles require the Company to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that the Company will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset.

It is possible that the Company could be profitable in the future at levels which would cause management to conclude that it is more likely than not that the Company will be able to realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which management believes would approximate 40%.

Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any amounts of derivative financial instruments or derivative commodity instruments, and accordingly, has no material market risk to report under this Item.

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

The Company does not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in The Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these operations from Euros to U.S. dollars affects year-to-year comparability of operating results. Foreign sales represented approximately $378,000 or 4.9% of the Company's revenues for the three months ended March 31, 2002. Management does not expect the risk of foreign currency fluctuations to be material.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.

Current Report on Form 8-K, dated January 18, 2002, reporting the Company's announcement of preliminary financial results for the quarter and year ended December 31, 2001, and certain other matters.

Current Report on Form 8-K, dated February 1, 2002, reporting the Company's announcement of the appointment of Michael J. Gausling as the Company's Chief Executive Officer.

Current Report on Form 8-K, dated February 15, 2002, reporting the Company's announcement of final financial results for the quarter and year ended December 31, 2001, and certain other matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORASURE TECHNOLOGIES, INC.


                                          /s/ Ronald H. Spair
                                          ______________________________________
Date: May 10, 2002                        Ronald H. Spair
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                          /s/ Mark L. Kuna
                                          ______________________________________
Date: May 10, 2002                        Mark L. Kuna
                                          Controller
                                          (Principal Accounting Officer)