Form 10-Q
period 2002-06-30
ORASURE TECHNOLOGIES INC
filed 2002-07-31
CIK 1116463

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of July 26, 2002: 37,533,013

                          PART I. FINANCIAL INFORMATION

                                                                                  Page No.
Item 1. Financial Statements (unaudited) .......................................      3

     Balance Sheets at June 30, 2002 and December 31, 2001 .....................      3

     Statements of Operations for the three months and six months
         ended June 30, 2002 and 2001 ..........................................      4

     Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 ..........................................      5

     Notes to Financial Statements .............................................      6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..............................................      9


Item 3. Quantitative and Qualitative Disclosures About Market Risk .............     16


                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders ....................     17


Item 6. Exhibits and Reports on Form 8-K .......................................     17

Item 1.  FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30, 2002       December 31, 2001
                                                                         -------------       -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $   1,437,446          $   2,426,346
   Short-term investments                                                   10,873,890             12,764,903
   Accounts receivable, net of allowance for doubtful
         accounts of $328,386 and $209,492                                   4,869,849              6,057,927
   Note receivable from officer                                                      -                 75,000
   Inventories                                                               4,989,357              4,444,772
   Prepaid expenses and other                                                  878,709              1,038,511
                                                                         -------------          -------------

                               Total current assets                         23,049,251             26,807,459

PROPERTY AND EQUIPMENT, net                                                  7,566,375              7,800,137

PATENTS AND PRODUCT RIGHTS, net                                              2,060,084              2,042,533

OTHER ASSETS                                                                   634,967                634,546
                                                                         -------------          ---------------

                                                                         $  33,310,677          $  37,284,675
                                                                         =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $   1,000,879          $   1,057,572
   Accounts payable                                                          1,528,842              2,874,061
   Accrued expenses                                                          3,516,371              3,111,886
                                                                         -------------          --------------

                                Total current liabilities                    6,046,092              7,043,519

LONG-TERM DEBT                                                               3,142,995              3,586,458

OTHER LIABILITIES                                                              179,480                114,025

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.000001, 25,000,000 shares authorized,
         none issued                                                                 -                      -
   Common stock, par value $.000001, 120,000,000 shares authorized,
         37,532,137 and 37,403,269 shares issued and outstanding                    38                     37
   Additional paid-in capital                                              153,146,605            152,758,591
   Accumulated other comprehensive loss                                       (238,409)              (125,664)
   Accumulated deficit                                                    (128,966,124)          (126,092,291)
                                                                         -------------          -------------

                                Total stockholders' equity                  23,942,110             26,540,673
                                                                         -------------          -------------

                                                                         $  33,310,677          $  37,284,675
                                                                         =============          =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                               ---------------------------        -------------------------
                                                    2002            2001              2002           2001
                                                    ----            ----              ----           ----
REVENUES:
    Product                                    $  7,874,076   $   8,080,266      $ 15,342,697   $ 14,970,993
    Licensing and product development                55,956         427,530           312,809        940,827
                                                -----------   -------------      ------------   ------------
                                                  7,930,032       8,507,796        15,655,506     15,911,820

COST OF PRODUCTS SOLD                             3,200,451       3,013,355         6,094,681      5,706,998
                                                -----------   -------------      ------------   ------------

             Gross profit                         4,729,581       5,494,441         9,560,825     10,204,822
                                                -----------       ---------      ------------   ------------

COSTS AND EXPENSES:
    Research and development                      2,210,224       2,423,422         4,630,487      4,590,080
    Sales and marketing                           2,392,325       2,066,253         4,380,506      3,926,615
    General and administrative                    1,481,580       1,601,626         3,565,881      3,067,137
    Restructuring-related                                 -               -                 -        450,000
                                                -----------   -------------      ------------   ------------
                                                  6,084,129       6,091,301        12,576,874     12,033,832
                                                -----------   -------------      ------------   ------------

             Operating loss                      (1,354,548)       (596,860)       (3,016,049)    (1,829,010)

INTEREST EXPENSE                                    (79,096)       (103,159)         (163,345)      (208,724)

INTEREST INCOME                                     150,749         207,383           303,984        501,012

FOREIGN CURRENCY GAIN                                 1,759          54,435             1,577        117,730
                                               ------------   -------------      ------------   ------------

             Loss before income taxes            (1,281,136)       (438,201)       (2,873,833)    (1,418,992)

INCOME TAXES                                              -           5,976                 -         21,944
                                               ------------   -------------      ------------   -------------

NET LOSS                                       $ (1,281,136)  $    (444,177)     $ (2,873,833)  $ (1,440,936)
                                               =============  =============      =============  =============

BASIC AND DILUTED NET LOSS
    PER SHARE                                  $      (0.03)  $       (0.01)     $      (0.08)  $      (0.04)
                                               ============   =============      ============   ============

 WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                           37,493,741      36,701,511        37,464,073     36,579,738
                                               ============   =============      ============   ============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                      2002                  2001
                                                                                      ----                  ----
OPERATING ACTIVITIES:
Net loss                                                                         $ (2,873,833)         $ (1,440,936)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock based compensation expense                                                         -                70,580
   Amortization of deferred revenue                                                  (107,500)              (71,667)
   Depreciation and amortization                                                    1,084,451             1,001,046
   Loss on disposition of property and equipment                                        2,053                11,353
   Gain on sale of investment in affiliated company                                         -               (16,853)
   Write-off of inventory                                                             482,056                     -
   Changes in assets and liabilities:
       Accounts receivable                                                          1,188,078            (1,380,339)
       Inventories                                                                 (1,026,641)             (673,818)
       Prepaid expenses and other assets                                              159,802               151,071
       Accounts payable and accrued expenses                                         (892,779)              (94,573)
                                                                                 -------------         ------------

             Net cash used in operating activities                                 (1,984,313)           (2,444,136)
                                                                                 -------------         ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (3,710,389)          (17,165,067)
   Proceeds from the sale of short-term investments                                 5,490,428            18,593,150
   Purchases of property and equipment                                               (651,896)           (1,471,445)
   Proceeds from the sale of property and equipment                                     2,393                27,964
   Proceeds from sale of investment in affiliated company                                   -               106,102
   Increase in other assets                                                           (21,211)                    -
                                                                                 -------------         ------------

             Net cash provided by investing activities                              1,109,325                90,704
                                                                                 ------------          ------------

FINANCING ACTIVITIES:
   Repayments of term debt                                                           (500,156)             (553,387)
   Proceeds from issuance of common stock                                             388,015             1,763,709
                                                                                 ------------          ------------

             Net cash provided by (used in) financing activities                     (112,141)            1,210,322
                                                                                 -------------         ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                        (1,771)             (178,622)
                                                                                 -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (988,900)           (1,321,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,426,346             5,095,639
                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  1,437,446          $  3,773,907
                                                                                 ============          ============

        The accompanying notes are an integral part of these statements.

                    Notes to Financial Statements (Unaudited)

1.    The Company

OraSure Technologies, Inc. (the "Company") develops, manufactures and markets oral specimen collection devices using its proprietary oral fluid technologies, proprietary diagnostic products including in vitro diagnostic tests, and other medical devices. These products are sold in the United States and certain foreign countries to clinical laboratories, physician offices, hospitals, commercial and industrial entities, government agencies, and various distributors.

2.    Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results of operations expected for the full year.

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

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                           June 30,        December 31,
                                             2002             2001
                                         -----------       -----------

                Raw materials            $ 3,504,196       $ 2,918,825
                Work-in-process              764,328           644,397
                Finished goods               720,833           881,550
                                         -----------       -----------
                                         $ 4,989,357       $ 4,444,772
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

The Company follows U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable licensing and development fees. In accordance with SAB 101, up-front licensing fees are deferred and recognized ratably over the related license period. Product development revenues are recognized over the period in which the related product development efforts are performed. Amounts received prior to the performance of product development efforts are recorded as deferred revenues and are included in the accrued expenses caption on the accompanying balance sheet. Grant revenue is recognized as the related work is performed and costs are incurred.

In accordance with Emerging Issues Task Force (`EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records shipping and handling charges billed to customers as revenue, and the related expense as cost of products sold.

Significant Customer Concentration. For the three-month and six-month periods ended June 30, 2002, one customer accounted for 26 and 25 percent of total revenues, respectively, as compared to 29 percent for each of the same periods of 2001.

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

Net Loss Per Common Share. The Company has presented basic and diluted net loss per common share pursuant to SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is generally computed assuming the conversion or exercise of all dilutive securities such as common stock options and warrants; however, outstanding common stock options and warrants to purchase 4,572,515 and 4,225,751 shares were excluded from the computation of diluted net loss per common share for both the three-month and six-month periods ended June 30, 2002 and 2001, respectively, because they were anti-dilutive due to the Company's losses.

Other Comprehensive Income (Loss). The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Restructuring-related Expenses. In February 2001, the Company announced plans to restructure certain of its manufacturing operations. As a result of this restructuring, the Company incurred an infrequent charge of $450,000 for restructuring costs, primarily comprised of expenses for employee severance, travel and transport resulting from relocating and consolidating manufacturing operations. All restructuring-related expenses were paid by June 30, 2001.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. The adoption of SFAS No. 142 did not have any impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

3.  Related Party Transactions

Officer Note and Employment Agreement. In March 2000, the Company issued a note receivable to an executive officer of the Company ("Officer Note") for $75,000, for relocation purposes. The Officer Note did not bear interest if it was repaid on or before the earlier of the tenth day following the close of sale on the officer's previous residence or the due date of the Officer Note, as extended.

On January 31, 2002, the Company terminated an employment agreement with this executive officer and the Company recorded $480,063 in severance-related expenses. These expenses include continued salary and benefit premium payments to this officer, related employment taxes, and the value of certain computer equipment transferred to this individual. As part of his severance agreement, this executive officer agreed to repay the Officer Note in bi-weekly principal installments of approximately $7,000, commencing in April 2002. For financial statement presentation purposes, at June 30, 2002 the remaining balance of accrued severance expenses payable to this former officer has been offset by the $39,892 remaining balance receivable under the terms of this Officer Note.

Facility Lease.

Effective March 1, 2002, the Company signed a 10-year operating lease with Tech III Partners, LLC, an entity owned and controlled by two of the Company's executive officers. Under the terms of this lease, the Company will lease an approximate 48,000 square foot facility currently being constructed on land adjacent to the Company's headquarters, at a base rent of $480,000 per year, increasing to $528,000 per year, during the initial 10-year term. The lease also provides for certain renewal and purchase options.

4.  Geographic Area Information

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," the Company operates within one segment: medical devices and products. The Company's products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of the Company's revenues outside the United States are export sales.

The following table represents total revenues by geographic area (amounts in thousands):

                                  For the three month      For the six months
                                     ended June 30,          ended June 30,
                                 ---------------------    -------------------
                                   2002          2001       2002        2001
                                   ----          ----       ----        ----

        United States             $6,864        $7,333    $13,661     $13,295
        Europe                       816           822      1,481       1,772
        Other regions                250           353        514         845
                                  ------        ------    -------     -------
                                  $7,930        $8,508    $15,656     $15,912
                                  ======        ======    =======     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow or other financial performance, products, markets, and regulatory filings and approvals. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; customer inventory practices and consolidations; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general business, political and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its registration statements, its Annual Report on Form 10-K for the year ended December 31, 2001, and its Quarterly Reports on Form 10-Q. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

Results of Operations

Three months ended June 30, 2002 compared to June 30, 2001

Total revenues decreased 7% to approximately $7.9 million in the second quarter of 2002 from approximately $8.5 million in the comparable quarter in 2001, primarily as a result of lower licensing and product development revenue, lower analytical equipment sales in the substance abuse testing market, and decreased sales of the Histofreezer(R) portable cryosurgical system in the physicians' office therapies market, partially offset by increased sales of OraSure(R) oral fluid collection devices and test kits in the infectious disease testing market. Product revenues for the second quarter of 2002 decreased approximately 3% to $7.9 million compared to $8.1 million for the second quarter of 2001.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by licensing and product development activities.

                                                   Three Months ended June 30,
                                      -----------------------------------------------------
                                                                          Percentage of
                                            Dollars           %          Total Revenues
                                      --------------------            ---------------------
Market Revenues                         2002       2001     Change       2002        2001
                                      ---------  ---------  ------    ---------   ---------
Insurance risk assessment              $  3,120   $  3,255    -4%           39%         39%
Infectious disease testing                1,564      1,277    22%           20%         15%
Substance abuse testing                   1,776      1,990   -11%           22%         23%
Physicians' office therapies              1,414      1,559    -9%           18%         18%
                                      ---------  ---------                 ----        ----
     Product revenues                     7,874      8,081    -3%           99%         95%
Licensing and product development            56        427   -87%            1%          5%
                                      ---------  ---------                 ----        ----
     Total revenues                    $  7,930   $  8,508    -7%          100%        100%
                                      =========  =========                 ====        ====

Sales to the insurance risk assessment market declined by 4% to approximately $3.1 million in the second quarter of 2002 as a result of continuing efficiency in processing urine tests at LabOne, Inc., the Company's largest customer. This efficiency is expected to have a continuing effect on the Company, resulting in an annualized revenue reduction of up to $1.0 million during 2002, based on the Company's 2001 urine test sales volumes.

Sales to the infectious disease testing market increased 22% to approximately $1.6 million in the second quarter of 2002, primarily as a result of an approximate 25% increase in the sale of OraSure(R) oral fluid HIV-1 collection devices and test kits. Offsetting this increase were reduced sales of the Company's OraQuick(R) rapid HIV antibody test.

Sales to the infectious disease testing market are expected to increase as a result of the Company's recently announced agreement with Abbott Laboratories ("Abbott") for the distribution of the Company's OraQuick(R) rapid HIV-1 antibody test. Under the terms of the agreement, Abbott was appointed as co-exclusive distributor of the OraQuick(R) HIV-1 device in the United States and is required to meet certain minimum purchase commitments. Pursuant to these commitments, the Company expects to receive product revenues of approximately $4.0 million through the end of 2003. These expected revenues and the timing of their receipt are subject to the Company's receipt of final U.S. Food and Drug Administration ("FDA") approval of the OraQuick(R) test during the third quarter of 2002.

Sales to the substance abuse testing market declined 11% to approximately $1.8 million as a result of a reduction of approximately $400,000 in analytical equipment sales and lower oral fluid collection device sales, partially offset by increased sales of Intercept(R) oral fluid drug assays for workplace testing and sales of the Company's toxicology testing products.

During the second quarter of 2002, the Company devoted significant efforts to assisting its three newest Intercept(R) laboratory distributors, Quest Diagnostics, Clinical Reference Laboratory and NWT, Inc., with the installation of their oral fluid testing equipment and the training of their sales and technical personnel. These distributors are now able to process oral fluid samples and have begun selling the Intercept(R) drug testing system into the workplace testing market. Subject to the continued successful startup of sales efforts by these distributors, the Company expects Intercept(R) revenues to increase in the second half of 2002 and during 2003.

Sales of the Company's Histofreezer(R) portable cryosurgical system in the physicians' office therapies market decreased 9% to approximately $1.4 million in the second quarter of 2002. This decrease was primarily the result of distributors increasing their inventory levels in the first quarter of 2002 as a result of an announced price increase in the U.S. market, which became effective on April 1, 2002. It is expected that the quarterly sales level in the U.S. will return to a more normal pattern beginning in the third quarter of 2002.

Licensing and product development revenue decreased 87% to $56,000 in the second quarter of 2002 from $427,000 in 2001. During the first quarter of 2001, the Company received certain development milestone payments from Meridian BioSciences and Drager Safety and certain funded research and development payments from the National Institutes of Health pursuant to a Phase II Small Business Innovation Research ("SBIR") grant. There were no such payments during the second quarter of 2002.

The Company's gross margin decreased to 60% in the second quarter of 2002 from 65% in 2001. This decrease was primarily attributable to the lower amount of licensing and product development revenues and higher scrap rates in the second quarter of 2002.

Research and development expenses decreased 9% to approximately $2.2 million in the second quarter of 2002 from approximately $2.4 million in 2001, primarily as a result of lower consulting fees.

Sales and marketing expenses increased 16% to approximately $2.4 million in the second quarter of 2002 from approximately $2.1 million in 2001. This increase was primarily the result of higher consulting fees for the development of strategic marketing plans partially offset by lower travel costs.

General and administrative expenses decreased 7% to approximately $1.5 million in the second quarter of 2002 from approximately $1.6 million in 2001. This decrease was primarily attributable to lower investor relations expenses and executive recruiting fees.

Interest expense decreased to approximately $79,000 in the second quarter of 2002 from approximately $103,000 in 2001 as a result of lower outstanding loan balances. Interest income decreased to approximately $151,000 in the first quarter of 2002 from approximately $207,000 in 2001, as a result of lower cash and cash equivalents available for investment and lower interest rates on the Company's investments.

The Company recorded a foreign currency gain of approximately $2,000 in the second quarter of 2002 compared to a foreign currency gain of approximately $54,000 in the second quarter of 2001.

During the second quarter of 2001, a provision for foreign income taxes of approximately $6,000 was recorded.

Results of Operations

Six months ended June 30, 2002 compared to June 30, 2001

Total revenues decreased 2% to approximately $15.7 million for the six months ended June 30, 2002 from approximately $15.9 million in the comparable six month period in 2001, primarily as a result of lower licensing and product development revenue and lower assay sales in the insurance risk assessment market, partially offset by increased sales of OraSure(R) oral fluid collection devices and test kits in the infectious disease testing market and increased sales of the Histofreezer(R) portable cryosurgical product in the physicians' office therapies market. Product revenues for the first six months of 2002 increased approximately 2% to $15.3 million compared to $15.0 million for the first six months of 2001.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by licensing and product development activities.

                                                          Six months ended June 30,
                                             -----------------------------------------------------
                                                                                  Percentage of
                                                     Dollars            %        Total Revenues
                                             ----------------------           --------------------
Market Revenues                                2002         2001      Change     2002       2001
                                             ----------  ----------   ------  ---------   --------
Insurance risk assessment                    $    5,913  $    6,391    -7%          38%       40%
Infectious disease testing                        3,034       2,652    14%          19%       17%
Substance abuse testing                           3,003       3,150    -5%          19%       20%
Physicians' office therapies                      3,393       2,779    22%          22%       17%
                                             ----------  ----------                ----      ----
     Product revenues                            15,343      14,972     2%          98%       94%
Licensing and product development                   313         940   -67%           2%        6%
                                             ----------  ----------                ----      ----
     Total revenues                          $   15,656  $   15,912    -2%         100%      100%
                                             ==========  ==========                ====      ====

Sales to the insurance risk assessment market declined by 7% to approximately $5.9 million for the six months ended June 30, 2002 from approximately $6.4 million in the comparable period in 2001, as a result of continuing efficiency in processing urine tests at LabOne, Inc., the Company's largest customer.

Sales to the infectious disease testing market increased 14% to approximately $3.0 million for the six months ended June 30, 2002 from approximately $2.7 million in the comparable period in 2001, primarily as a result of an approximate 28% increase in the sale of OraSure(R) oral fluid HIV-1 collection devices and test kits. Offsetting this increase were reduced sales of the Company's OraQuick(R) rapid HIV test, which accounted for approximately $300,000 in revenues for the first six months of 2001.

Sales to the substance abuse testing market declined 5% to approximately $3.0 million for the six months ended June 30, 2002 from approximately $3.2 million in the comparable period in 2001, as a result of a reduction of approximately $400,000 in analytical equipment sales and lower oral fluid collection device sales offset by increases in sales of Intercept(R) oral fluid drug assays for workplace testing and sales of the Company's toxicology testing products.

Sales of the Company's Histofreezer(R) products in the physicians' office therapies market increased 22% to approximately $3.4 million for the six months ended June 30, 2002 from approximately $2.8 million in the comparable period in 2001. This increase was primarily the result of distributors increasing their inventory levels in the first quarter of 2002 as a result of an announced price increase in the U.S. market, which became effective on April 1, 2002.

Licensing and product development revenue decreased 67% to approximately $300,000 for the six months ended June 30, 2002 from approximately $0.9 million in the comparable period in 2001. During the six months ended June 30, 2001, the Company received certain development milestone payments from Meridian BioSciences and Drager Safety and certain funded research and development payments from the National Institutes of Health pursuant to a Phase II SBIR grant. There were no such payments during the six months ended June 30, 2002.

The Company's gross margin decreased to approximately 61% for the six months ended June 30, 2002 from 64% for the comparable period in 2001. The decrease was primarily attributable to the lower amount of licensing and product development revenues and higher scrap rates in the first six months of 2002.

Research and development expenses remained flat at approximately $4.6 million for the six months ended June 30, 2002. Increased costs associated with clinical trials and the Company's efforts to obtain FDA approval of the OraQuick(R) HIV-1 rapid antibody test were offset by decreased expenditures for consulting and travel.

Sales and marketing expenses increased 12% to approximately $4.4 million for the six months ended June 30, 2002 from approximately $3.9 million in the comparable period in 2001. This increase was primarily the result of consulting fees for the development of strategic marketing plans, partially offset by lower travel costs.

General and administrative expenses increased 16% to approximately $3.6 million for the six months ended June 30, 2002 from approximately $3.1 million for the comparable period in 2001. This increase was primarily attributable to an approximate $0.5 million severance charge related to the departure of the Company's former Chief Executive Officer.

Restructuring-related expenses were $450,000 in the six months ended June 30, 2001 as a result of a manufacturing restructuring. There was no such charge in the first six months of 2002.

Interest expense decreased to approximately $163,000 for the six months ended June 30, 2002 from approximately $209,000 for the comparable period in 2001, as a result of lower outstanding loan balances. Interest income decreased to approximately $304,000 for the six months ended June 30, 2002 from approximately $501,000 for the comparable period in 2001, as a result of lower cash and cash equivalents available for investment and lower interest rates on the Company's investments.

The Company recorded a foreign currency gain of approximately $2,000 for the six months ended June 30, 2002 compared to a foreign currency gain of approximately $118,000 for the comparable period in 2001.

During the six months ended June 30, 2001, a provision for foreign income taxes of approximately $22,000 was recorded.

Liquidity and Capital Resources

                                                   June 30,    December 31,
                                                    2002           2001
                                                  ----------   ------------
                                                        (In thousands)

                    Cash and cash equivalents      $  1,437      $  2,426
                    Short-term investments           10,874        12,765
                    Working capital                  17,003        19,764


The Company's cash, cash equivalents and short-term investments decreased approximately $2.9 million during the first six months of 2002 to approximately $12.3 million at June 30, 2002, primarily as a result of the Company's net loss for the first six months of 2002, a reduction of accounts payable and accrued expenses, the repayment of long-term debt, certain capital expenditures, and an increase in inventory levels. Offsetting these uses of cash were an increase in accounts receivable collections and proceeds from stock option exercises. At June 30, 2002, the Company's working capital was approximately $17.0 million.

The combination of the Company's current cash position and borrowings under the Company's existing and planned credit facilities is expected to be sufficient to fund the Company's foreseeable operating and capital needs. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the success of the Company's sales and marketing efforts, market acceptance of new products and other factors.

Net cash used in operating activities was approximately $2.0 million for the six months ended June 30, 2002, primarily as a result of the net loss for the period, increased inventory levels and the reduction of accounts payable and accrued expenses, offset by increased accounts receivable collections.

Net cash provided by investing activities for the six months ended June 30, 2002 was approximately $1.1 million, primarily as a result of $1.8 million in net proceeds received from the sale of short-term investments offset by the purchase of approximately $0.7 million of capital equipment.

Net cash used in financing activities was approximately $100,000 for the six months ended June 30, 2002 as a result of approximately $0.5 million of term debt repayments offset by approximately $400,000 in proceeds from the exercise of stock options.

At June 30, 2002, the Company had a $1.0 million working capital line of credit in place that accrues interest at LIBOR plus 235 basis points and a $3.0 million equipment line of credit in place that accrues interest at a rate fixed at prime at the time of draw down. There were no borrowings under these lines of credit at June 30, 2002. These lending facilities expire on August 31, 2002 and are expected to be replaced with other credit or bank facilities, although there can be no assurance that the Company will be successful in this effort.

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

Contingencies. In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, distributors, research laboratories and universities, licensors, licensees, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company's accrual for a loss contingency could fluctuate, thereby creating variability in the Company's results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company's financial statements could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any amounts of derivative financial instruments or derivative commodity instruments, and accordingly, has no material derivative risk to report under this Item.

The Company's holdings of financial instruments are comprised of U.S. corporate debt, certificates of deposit, government securities and commercial paper. All such instruments are classified as securities available for sale. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Market risk exposure consists principally of exposure to changes in interest rates. If changes in interest rates would affect the investments adversely, the Company could decide to hold the security to maturity or sell the security. The Company's holdings are also exposed to the risk of change in the credit quality of issuers. The Company typically invests in the shorter end of the maturity spectrum.

The Company does not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in The Netherlands that are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from Euros to U.S. dollars affects year-to-year comparability of operating results. Revenues generated in The Netherlands represented approximately $530,000 and $908,000 or 6.7% and 5.8% of the Company's total revenues for the three months and six months ended June 30, 2002, respectively. Management does not expect the risk of foreign currency fluctuations to be material.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 20, 2002, the following individuals were elected by the votes indicated as Class II directors of the Company for terms expiring at the 2005 Annual Meeting of Stockholders:

                                        Votes        Votes
                      Nominee            For        Withheld

                  William W. Crouse   34,271,886    980,750
                  Roger L. Pringle    34,303,127    949,509

Following the Annual Meeting, Michael G. Bolton retired from the Board and his service as a Director of the Company ended at that time. The other directors whose terms of office continued after the Annual Meeting are: Michael J. Gausling, Frank G. Hausmann, Gregory B. Lawless, and Carter H. Eckert. At a meeting of the Board following the Annual Meeting, Richard J. Lane and Douglas
G. Watson were elected to fill vacancies on the Board.

At the Annual Meeting, stockholders also approved an amendment to the OraSure Technologies, Inc. 2000 Stock Award Plan (the "Plan"), which increased the number of shares authorized for issuance under the Plan by 1,800,000 shares, from 2,500,000 shares to 4,300,000 shares, plus other shares that become available under the terms of the Plan. Voting results on the amendment were as follows: 32,433,741 shares were voted for the amendment, 2,695,181 shares were voted against this amendment, and 123,714 shares abstained. There were no broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        Exhibits are listed on the attached Exhibit Index following the signature page of this Report.

(b)     Reports on Form 8-K.

Current Report on Form 8-K, dated April 30, 2002, reporting the Company's announcement of financial results for the quarter ended March 31, 2002, and certain other matters.

Current Report on Form 8-K, dated May 13, 2002, reporting the Company's announcement of its receipt of notification from the U.S. Food and Drug Administration that the Company's OraQuick(R) Rapid HIV-1 Antibody Test is approvable, subject to the Company meeting certain conditions.

Current Report on Form 8-K, dated May 21, 2002, reporting the Company's announcement of its dismissal of Arthur Andersen LLP as its independent public accountants and the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2002.

Current Report on Form 8-K, dated June 17, 2002, reporting the Company's announcement of its agreements with Abbott Laboratories for the co-exclusive distribution of the Company's OraQuick(R) rapid test for the detection of antibodies of the Human Immunodeficiency Virus Type I, and for a non-exclusive sublicense of certain lateral-flow patents for which Abbott Laboratories is the exclusive licensor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORASURE TECHNOLOGIES, INC.


                                            /s/ Ronald H. Spair
                                            ------------------------------------
Date: July 31, 2002                         Ronald H. Spair
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                            /s/ Mark L. Kuna
                                            ------------------------------------
Date: July 31, 2002                         Mark L. Kuna
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------

10.1 OraSure Technologies, Inc. 2000 Stock Award Plan, amended effective as of May 20, 2002.

10.2        Description of OraSure Technologies, Inc. 2002 Employee Cash Bonus
            Plan

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.