Form 10-Q
period 2002-09-30
ORASURE TECHNOLOGIES INC
filed 2002-11-13
CIK 1116463

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              _____________________


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, par value $.000001 per share, outstanding as of November 6, 2002: 37,546,308

                          PART I. FINANCIAL INFORMATION

                                                                             Page No.
                                                                             --------
Item 1. Financial Statements (unaudited) ..................................     3

   Balance Sheets at September 30, 2002 and December 31, 2001 .............     3

   Statements of Operations for the three months and nine months
       ended September 30, 2002 and 2001 ..................................     4

   Statements of Cash Flows for the nine months
       ended September 30, 2002 and 2001 ..................................     5

   Notes to Financial Statements ..........................................     6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........     19

Item 4. Controls and Procedures ...........................................     19


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................     20

Item 1. FINANCIAL STATEMENTS

                           ORASURE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30, 2002   December 31, 2001
                                                                        ------------------   -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $   5,231,118        $   2,426,346
   Short-term investments                                                    8,136,638           12,764,903
   Accounts receivable, net of allowance for doubtful
         accounts of $187,271 and $209,492                                   4,805,664            6,057,927
   Note receivable from officer                                                      -               75,000
   Inventories                                                               4,583,159            4,444,772
   Prepaid expenses and other                                                  577,443            1,038,511
                                                                         -------------        -------------

                               Total current assets                         23,334,022           26,807,459

PROPERTY AND EQUIPMENT, net                                                  7,449,252            7,800,137

PATENTS AND PRODUCT RIGHTS, net                                              1,967,719            2,042,533

OTHER ASSETS                                                                   615,253              634,546
                                                                         -------------        -------------

                                                                         $  33,366,246        $  37,284,675
                                                                         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $   1,004,192        $   1,057,572
   Accounts payable                                                          2,031,604            2,874,061
   Accrued expenses                                                          3,082,675            3,111,886
                                                                         -------------        -------------

                               Total current liabilities                     6,118,471            7,043,519
                                                                         -------------        -------------
LONG-TERM DEBT                                                               3,479,239            3,586,458
                                                                         -------------        -------------
OTHER LIABILITIES                                                              114,025              114,025
                                                                         -------------        -------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.000001, 25,000,000 shares authorized,
         none issued                                                                 -                    -
   Common stock, par value $.000001, 120,000,000 shares authorized,
         37,545,287 and 37,403,269 shares issued and outstanding                    38                   37
   Additional paid-in capital                                              153,210,127          152,758,591
   Accumulated other comprehensive loss                                       (202,686)            (125,664)
   Accumulated deficit                                                    (129,352,968)        (126,092,291)
                                                                         -------------        -------------
                               Total stockholders' equity                   23,654,511           26,540,673
                                                                         -------------        -------------
                                                                         $  33,366,246        $  37,284,675
                                                                         =============        =============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months                          Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                    -------------------                   -------------------
                                                                  2002               2001               2002                2001
                                                                  ----               ----               ----                ----
REVENUES:
   Product                                                    $  8,103,274       $  8,236,352       $ 23,445,971       $ 23,207,345
   Licensing and product development                                 3,259            362,302            316,068          1,303,129
                                                              ------------       ------------       ------------       ------------
                                                                 8,106,533          8,598,654         23,762,039         24,510,474

COSTS OF PRODUCTS SOLD                                           3,349,522          2,872,753          9,444,203          8,579,752
                                                              ------------       ------------       ------------       ------------

      Gross profit                                               4,757,011          5,725,901         14,317,836         15,930,722
                                                              ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
   Research and development                                      1,890,266          2,247,975          6,520,753          6,838,056
   Sales and marketing                                           1,947,388          2,061,817          6,327,894          5,988,432
   General and administrative                                    1,320,649          1,427,081          4,886,530          4,494,217
   Restructuring-related                                                 -                  -                  -            450,000
                                                              ------------       ------------       ------------       ------------
                                                                 5,158,303          5,736,873         17,735,177         17,770,705
                                                              ------------       ------------       ------------       ------------

       Operating loss                                             (401,292)           (10,972)        (3,417,341)        (1,839,983)

INTEREST EXPENSE                                                   (70,108)          (101,555)          (233,453)          (310,279)

INTEREST INCOME                                                     86,827            241,805            390,811            742,818

FOREIGN CURRENCY GAIN (LOSS)                                        (2,271)          (114,819)              (694)             2,911
                                                              ------------       ------------       ------------       ------------

       Income (loss) before income taxes                          (386,844)            14,459         (3,260,677)        (1,404,533)

INCOME TAXES                                                             -              1,199                  -            (20,745)
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                             $   (386,844)      $     15,658       $ (3,260,677)      $ (1,425,278)
                                                              ============       ============       ============       ============

EARNINGS (LOSS) PER SHARE:
       BASIC                                                  $      (0.01)      $       0.00       $      (0.09)      $      (0.04)
                                                              ============       ============       ============       ============
       DILUTED                                                $      (0.01)      $       0.00       $      (0.09)      $      (0.04)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       BASIC                                                    37,536,302         37,057,079         37,488,419         36,740,600
                                                              ============       ============       ============       ============
       DILUTED                                                  37,536,302         39,009,095         37,488,419         36,740,600
                                                              ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                           ORASURE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                   2002            2001
                                                                                   ----            ----
OPERATING ACTIVITIES:
Net loss                                                                      $ (3,260,677)   $ (1,425,278)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock-based compensation expense                                                 50,939          70,580
   Amortization of deferred revenue                                               (107,500)       (107,500)
   Depreciation and amortization                                                 1,639,857       1,537,873
   Loss on disposition of property and equipment                                     2,053          11,353
   Gain on disposition of investment in affiliated company                               -         (16,853)
   Write-off of inventory                                                          949,752               -
   Changes in assets and liabilities:
       Accounts receivable                                                       1,252,263      (2,367,200)
       Notes receivable from officer                                                75,000         100,649
       Inventories                                                              (1,088,139)     (1,924,498)
       Prepaid expenses and other assets                                           461,068         118,442
       Accounts payable and accrued expenses                                      (764,168)       (253,457)
                                                                              ------------    ------------

             Net cash used in operating activities                                (789,552)     (4,255,889)
                                                                              ------------    ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                          (3,761,117)    (23,250,109)
   Proceeds from the sale of short-term investments                              8,316,007      24,810,795
   Purchases of property and equipment                                            (987,419)     (2,094,220)
   Proceeds from the sale of property and equipment                                  2,393          29,067
   Purchase of patent sublicense                                                  (200,000)              -
   Proceeds from disposition of investment in affiliated company                         -         106,102
   Increase in other assets                                                        (11,892)       (224,888)
                                                                              ------------    ------------

             Net cash provided by (used in) investing activities                 3,357,972        (623,253)
                                                                              ------------    ------------

FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                  4,078,982               -
   Repayments of term debt                                                      (4,239,581)       (840,630)
   Proceeds from issuance of common stock                                          400,598       2,980,233
                                                                              ------------    ------------

             Net cash provided by financing activities                             239,999       2,139,603
                                                                              ------------    ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                     (3,647)        (60,381)
                                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,804,772      (2,799,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,426,346       5,095,639
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  5,231,118    $  2,295,719
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

2.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results of operations expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                           September 30,     December 31,
                                               2002             2001
                                            ----------       ----------

                    Raw materials           $3,425,060       $2,918,825
                    Work-in-process            578,092          644,397
                    Finished goods             580,007          881,550
                                            ----------       ----------
                                            $4,583,159       $4,444,772
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

Significant Customer Concentration. For the three-month and nine-month periods ended September 30, 2002, one customer accounted for 28 and 26 percent of total revenues, respectively, as compared to 25 and 28 percent for each of the same periods of 2001.

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

The computations of basic and diluted earnings (loss) per share are as follows:

                                                                             Three Months                     Nine Months
                                                                          Ended September 30,             Ended September 30,
                                                                          -------------------             -------------------
                                                                         2002            2001             2002           2001
                                                                         ----            ----             ----           ----
Net income (loss)                                                   $   (386,844)   $      15,658    $ (3,260,677)  $  (1,425,278)
                                                                    =============   =============    ============   =============
Weighted average shares of common
    stock outstanding:
       Basic                                                          37,536,302       37,057,079      37,488,419      36,740,600
       Dilutive effect of stock options
          and warrants                                                         -        1,952,016               -               -
                                                                    ------------    -------------    ------------   -------------
       Diluted                                                        37,536,302       39,009,095      37,488,419      36,740,600
                                                                    ============    =============    ============   =============

Earnings (loss) per share:
       Basic                                                        $      (0.01)   $        0.00    $      (0.09)  $       (0.04)
                                                                    ============    =============    ============   =============
       Diluted                                                      $      (0.01)   $        0.00    $      (0.09)  $       (0.04)
                                                                    ============    =============    ============   =============

The computations of diluted earnings (loss) per share for the three-month period ended September 30, 2002 and for the nine-month periods ended September 30, 2002 and 2001 exclude the effect of outstanding common stock options and warrants to purchase 984,983, 2,974,620 and 4,207,396 shares, respectively, because the effect of including such shares is anti-dilutive.

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

Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on the Company's financial position or results of operations.

3.   Long-Term Debt

In September 2002, the Company entered into a new $10.9 million credit facility ("New Credit Facility") with a new bank, pursuant to which the Company refinanced substantially all of its previously outstanding mortgage and term debt and increased its equipment and working capital lines of credit. The New Credit Facility is comprised of an $887,000 mortgage loan, a $3.0 million term loan, a $3.0 million non-revolving equipment line of credit, and a $4.0 million revolving working capital line of credit.

The $887,000 mortgage loan matures in September 2012, bears interest at an annual floating rate equal to the bank's prime rate, and is repayable in fixed monthly principal and interest installments of $7,426 through September 2007, at which time the interest rate and fixed monthly repayment amount will be reset for the remaining 60 monthly installments.

The $3.0 million term loan matures in March 2006, bears interest at a fixed rate of 4.99% and is repayable in forty-two consecutive equal monthly principal payments of $71,429, plus interest.

Under the non-revolving equipment line of credit, the Company can borrow up to $3.0 million to finance eligible equipment purchases through September 11, 2003. Interest on outstanding borrowings shall accrue at a rate, selected at the Company's option, equal to the bank's prime rate, 180-day or 360-day LIBOR plus 2.625%, or the 4-year Treasury Note Rate plus 2.30%, determined at the time of each borrowing. Borrowings are repayable in 48 consecutive, equal monthly principal installments, plus interest. As of September 30, 2002, the Company had an outstanding balance of approximately $192,000 under this facility with a fixed annual interest rate of 5.07%.

Under the revolving working capital line of credit, the Company can borrow up to $4.0 million to finance working capital and other needs. Interest on outstanding borrowings shall accrue at a rate, selected at the Company's option, equal to the bank's prime rate less 0.25% or 30-day LIBOR plus 2.55%, determined at the time of the initial borrowing. Borrowings are repayable by September 9, 2003, with interest payable monthly. The Company had no outstanding borrowings under this facility at September 30, 2002.

All borrowings under the New Credit Facility are collateralized by a first priority security interest in all of the assets of the Company, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventory, and a mortgage on the Company's manufacturing facility in Bethlehem, Pennsylvania. Borrowings under the equipment and working-capital lines of credit are limited to commercially standard percentages of equipment purchases and accounts receivable, respectively. The New Credit Facility contains certain covenants containing minimum requirements for the Company's quick ratio, liquidity, and tangible net worth and requires the Company to achieve positive consolidated net income for the year ending December 31, 2003 and for each year thereafter. The New Credit Facility also restricts the Company's ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of the bank.

4.   Related Party Transactions

Officer Note and Employment Agreement. In March 2000, the Company issued a note receivable to an executive officer of the Company ("Officer Note") for $75,000, for relocation purposes. The Officer Note did not bear interest if it was repaid on or before the earlier of the tenth day following the close of sale on the officer's previous residence or the due date of the Officer Note, as extended. On January 31, 2002, the Company terminated an employment agreement with this executive officer and he agreed to repay the Officer Note in bi-weekly principal installments of approximately $7,000, commencing in April 2002. As of September 30, 2002, this Officer Note had been repaid.

Facility Lease and Amendment.

Effective March 1, 2002, the Company signed a 10-year operating lease with Tech III Partners, LLC, an entity owned and controlled by two of the Company's executive officers. Under the terms of the original agreement, the Company will lease a 48,000 square foot facility adjacent to the Company's headquarters, at a base rent of $480,000 per year, increasing to $528,000 per year, during the initial 10-year term. The lease also provides for certain renewal and purchase options. As a result of Tech rII Partners, LLC investing an additional $2.5 million in tenant fit-out costs for the leased facility, the original operating lease was amended in October 2002, pursuant to which the base rent was increased to $780,000 per year, increasing to $858,000 per year, during the initial 10-year term. The Company's purchase option was also amended to reflect the cost of the tenant fit-out expenditures.

5.   Segment and Geographic Area Information

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

The following table represents total revenues by geographic area (in thousands, except %):

                                                  Three months                             Nine months
                                               ended September 30,                     ended September 30,
                                               -------------------                     --------------------
                                        2002       %       2001       %         2002        %        2001       %
                                        ----       -       ----       -         ----        -        ----       -
        United States                  $7,158      88%    $7,355      86%      $20,819      88%    $20,650      84%
        Europe                            538       7%       814       9%        2,018       8%      2,586      11%
        Other regions                     411       5%       430       5%          925       4%      1,275       5%
                                       ------     ----    ------     ----      -------     ----    -------     ----
                                       $8,107     100%    $8,599     100%      $23,762     100%    $24,511     100%
                                       ======     ====    ======     ====      =======     ====    =======     ====

 6.  Distribution and Supply Agreements

In October 2002, the Company entered into new agreements with bioMerieux, Inc. ("BMX"), which replaced existing agreements between the parties, for the supply by BMX of HIV-1 antigen required to manufacture the Company's oral fluid Western Blot HIV-1 confirmatory test, and for the distribution by BMX of the oral fluid Western Blot product on an exclusive worldwide basis. These agreements have an initial term ending December 31, 2005, which may be extended until December 31, 2007 under certain circumstances. As consideration for BMX entering into the new agreements, the Company will pay BMX three installments of $250,000 each, the last of which will occur on March 31, 2003. The Company will record the $750,000 in aggregate payments as Patent and Product

Rights on the Balance Sheet and will amortize this amount through December 2005, the initial term of the agreements. In addition, the Company paid BMX an additional $250,000 to settle certain pending contract disputes which has been accrued as of September 30, 2002 in the accompanying Balance Sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about expected revenues, earnings, expenses, cash flow or other financial performance, products, markets, and regulatory filings and approvals. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices and interpretation of accounting requirements; customer inventory practices and consolidations; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general business, political and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its registration statements, its Annual Report on Form 10-K for the year ended December 31, 2001, and its Quarterly Reports on Form 10-Q. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

Results of Operations

Three months ended September 30, 2002 compared to September 30, 2001

Total revenues decreased 6% to approximately $8.1 million in the third quarter of 2002 from approximately $8.6 million in the comparable quarter in 2001, primarily as a result of lower licensing and product development revenue together with lower international sales of the OraQuick(R) rapid HIV antibody test, partially offset by increased sales of OraSure(R) oral fluid collection devices and test kits. Product revenues for the third quarter of 2002 decreased approximately 2% to $8.1 million compared to $8.2 million for the third quarter of 2001.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by licensing and product development activities.

                                                                Three months ended September 30,
                                               ------------------------------------------------------------------
                                                                                            Percentage of
                                                       Dollars                %             Total Revenues
                                               -------------------------               --------------------------
Market Revenues                                   2002           2001       Change        2002            2001
                                               ----------     ----------   --------    ----------      ----------
Insurance risk assessment                       $  2,987       $  2,986       0%           37%             35%
Infectious disease testing                         1,472          1,604      -8%           18%             18%
Substance abuse testing                            1,805          1,692       7%           22%             20%
Physicians' offices therapies                      1,840          1,955      -6%           23%             23%
                                               ----------     ----------               ---------       ----------
     Product revenues                              8,104          8,237      -2%          100%             96%
Licensing and product development                      3            362     -99%            0%              4%
                                               ----------     ----------               ---------       ----------
     Total revenues                             $  8,107       $  8,599      -6%          100%            100%
                                               ==========     ==========               =========       ==========

Sales to the insurance risk assessment market remained flat at approximately $3.0 million in the third quarter of 2002. Increased sales of OraSure(R) oral fluid collection devices internationally were offset by lower assay revenues resulting from continuing efficiency in processing urine tests at LabOne, Inc., the Company's largest customer. This efficiency is expected to have a continuing effect on the Company, resulting in an annualized revenue reduction of up to $1.0 million during 2002, based on the Company's 2001 urine test sales volumes.

Sales to the infectious disease testing market decreased 8% to approximately $1.5 million in the third quarter of 2002, primarily as a result of reduced sales of the Company's OraQuick(R) rapid HIV antibody test in the international marketplace, partially offset by an approximate 20% increase in the sale of OraSure(R) oral fluid collection devices and test kits.

Sales to the infectious disease testing market are expected to increase as a result of the Company's agreement with Abbott Laboratories ("Abbott") for the distribution of the Company's OraQuick(R) rapid HIV-1 antibody test, which was signed in June 2002. Under the terms of the agreement, Abbott was appointed as co-exclusive distributor of the OraQuick(R) HIV-1 device in the United States and is required to meet certain minimum purchase commitments. Pursuant to these commitments, the Company expects to receive product revenues of approximately $4.0 million through the end of 2003. On November 7, 2002, the Company received U.S. Food and Drug Administration ("FDA") approval of the OraQuick(R) test for detecting HIV-1 antibodies in finger-stick whole blood samples. Pursuant to this approval, the Company is authorized to manufacture and sell the OraQuick(R) test in the United States.

Sales to the substance abuse testing market increased 7% to approximately $1.8 million as a result of increased sales of Intercept(R) collection devices and oral fluid drug assays for workplace and criminal justice testing, partially offset by lower analytical equipment sales and lower sales of the Company's Q.E.D.(R) saliva alcohol test.

During the third quarter of 2002, the Company's three newest Intercept(R) laboratory distributors, Quest Diagnostics, Clinical Reference Laboratory and NWT, Inc., began selling the Intercept(R) drug testing system into the workplace testing market. If the sales efforts by these distributors are successful, the Company would expect Intercept(R) revenues to increase above current levels.

Sales of the Company's Histofreezer(R) portable cryosurgical system in the physicians' office therapies market decreased 6% to approximately $1.8 million in the third quarter of 2002. This decrease was primarily the result of significantly lower international distributor sales, partially offset by an increase in distributor sales in the United States.

Licensing and product development revenue decreased to $3,000 in the third quarter of 2002 from $362,000 in 2001. During the third quarter of 2001, the Company received certain development milestone payments from Meridian Bioscience, a one-time payment from a potential corporate partner and certain funded research and development payments from the National Institutes of Health pursuant to a Phase II Small Business Innovation Research ("SBIR") grant. There were no such payments during the third quarter of 2002.

The Company's gross margin decreased to 59% in the third quarter of 2002 from 67% in 2001. This decrease was primarily attributable to the lower amount of licensing and product development revenues, higher costs associated with the advanced preparation for OraQuick(R) manufacturing, and higher scrap rates in the third quarter of 2002. The higher scrap rates were caused by several factors, including product expiration and obsolescence and unexpected changes in product demand. The Company is implementing remedial measures, which are intended to reduce scrap rates in the future.

Research and development expenses decreased 16% to approximately $1.9 million in the third quarter of 2002 from approximately $2.2 million in 2001, primarily as a result of lower staffing costs and lower consulting fees.

Sales and marketing expenses decreased 6% to approximately $1.9 million in the third quarter of 2002 from approximately $2.1 million in 2001. This decrease was primarily the result of lower staffing and related expenses. Sales and marketing expenses are expected to increase in the future as the Company launches new products and attempts to maximize sales of its existing product lines.

General and administrative expenses decreased 7% to approximately $1.3 million in the third quarter of 2002 from approximately $1.4 million in 2001. This decrease was primarily attributable to lower executive recruiting fees.

Interest expense decreased to $70,000 in the third quarter of 2002 from $102,000 in 2001 as a result of lower outstanding loan balances. Interest income decreased to $87,000 in the third quarter of 2002 from $242,000 in 2001, as a result of lower cash and cash equivalents available for investment and lower interest rates on the Company's investments.

In September 2002, the Company refinanced certain existing term and mortgage debt, and entered into a new credit facility, with Comerica Bank. As a result of the refinancing of term and mortgage debt, the Company lowered the effective interest rate on its outstanding indebtedness by approximately 300 basis points, which is expected to result in a reduction in interest expense of over $100,000 per year, based on the Company's current level of outstanding indebtedness.

The Company recorded a foreign currency loss of $2,000 in the third quarter of 2002 compared to a foreign currency loss of $115,000 in the third quarter of 2001.

Results of Operations

Nine months ended September 30, 2002 compared to September 30, 2001

Total revenues decreased 3% to approximately $23.8 million for the nine months ended September 30, 2002 from approximately $24.5 million in the comparable nine month period in 2001, primarily as a result of lower licensing and product development revenue and lower assay sales in the insurance risk assessment market, partially offset by increased sales of OraSure(R) oral fluid collection devices and test kits in the infectious disease testing market and increased sales of the Histofreezer(R) portable cryosurgical product in the physicians' office therapies market. Product revenues for the first nine months of 2002 increased approximately 1% to $23.4 million compared to $23.2 million for the first nine months of 2001.

The table below shows the amount of the Company's total revenues (in thousands, except %) generated in each of its principal markets and by licensing and product development activities.

                                                       Nine months ended September 30,
                                     ------------------------------------------------------------------
                                                                                    Percentage of
                                               Dollars                %             Total Revenues
                                     ---------------------------            ---------------------------
Market Revenues                          2002           2001       Change       2002           2001
                                     ------------   ------------  --------  ------------   ------------
Insurance risk assessment              $    8,900     $    9,376     -5%         38%             38%
Infectious disease testing                  4,505          4,257      6%         19%             18%
Substance abuse testing                     4,808          4,841     -1%         20%             20%
Physicians' offices therapies               5,233          4,733     11%         22%             19%
                                     ------------   ------------            ------------   ------------
     Product revenues                      23,446         23,207      1%         99%             95%
Licensing and product development             316          1,303    -76%          1%              5%
                                     ------------   ------------            ------------   ------------
     Total revenues                     $  23,762      $  24,510     -3%        100%            100%
                                     ============   ============            ============   ============

Sales to the insurance risk assessment market declined by 5% to approximately $8.9 million for the nine months ended September 30, 2002 from approximately $9.4 million in the comparable period in 2001, primarily as a result of lower assay sales due to continuing efficiency in processing urine tests at LabOne, Inc., the Company's largest customer. This efficiency is expected to have a continuing effect on the Company, resulting in an annualized revenue reduction of up to $1.0 million during 2002, based on the Company's 2001 urine test sales volumes.

Sales to the infectious disease testing market increased 6% to approximately $4.5 million for the nine months ended September 30, 2002 from approximately $4.3 million in the comparable period in 2001, primarily as a result of an approximate 23% increase in the sale of OraSure(R) oral fluid collection devices and test kits. Offsetting this increase were reduced international sales of the Company's OraQuick(R) rapid HIV antibody test, which accounted for approximately $650,000 in revenues for the first nine months of 2001.

Sales to the substance abuse testing market were flat at approximately $4.8 million for the nine months ended September 30, 2002, as a result of a increased sales of Intercept(R) collection devices and oral fluid drug assays, offset by approximately $600,000 of lower analytical equipment sales and lower sales of the Company's Q.E.D.(R) saliva alcohol test.

Sales of the Company's Histofreezer(R) products in the physicians' office therapies market increased 11% to approximately $5.2 million for the nine months ended September 30, 2002 from approximately $4.7 million in the comparable period in 2001. This increase was the result of an increase in distributor sales in the United States, partially offset by significantly lower international distributor sales.

Licensing and product development revenue decreased 76% to $316,000 for the nine months ended September 30, 2002 from approximately $1.3 million in the comparable period in 2001. During the nine months ended September 30, 2001, the Company received certain development milestone payments from Meridian Bioscience and Drager Safety and certain funded research and development payments from the National Institutes of Health pursuant to a Phase II SBIR grant. There were no such payments during the nine months ended September 30, 2002.

The Company's gross margin decreased to approximately 60% for the nine months ended September 30, 2002 from 65% for the comparable period in 2001. The decrease was primarily attributable to the lower amount of licensing and product development revenues and higher scrap rates in the first nine months of 2002. The higher scrap rates were caused by several factors, including product expiration and obsolescence and unexpected changes in product demand. The Company is implementing remedial measures, which are intended to reduce scrap rates in the future.

Research and development expenses decreased 5% to approximately $6.5 million from approximately $6.8 million in the comparable period in 2001. Decreased expenditures for staffing, consulting and travel were partially offset by increased costs associated with clinical trials related to the Company's efforts to obtain FDA approval of the OraQuick(R) rapid HIV-1 antibody test.

Sales and marketing expenses increased 6% to approximately $6.3 million for the nine months ended September 30, 2002 from approximately $6.0 million in the comparable period in 2001. This increase was primarily the result of higher consulting fees for the development of strategic marketing plans. Sales and marketing expenses are expected to increase in the future as the Company launches new products and attempts to maximize sales of its existing product lines.

General and administrative expenses increased 9% to approximately $4.9 million for the nine months ended September 30, 2002 from approximately $4.5 million for the comparable period in 2001. This increase was primarily attributable to an approximate $0.5 million severance charge related to the departure of the Company's former Chief Executive Officer.

Restructuring-related expenses were $450,000 in the nine months ended September 30, 2001 as a result of a manufacturing restructuring. There was no such charge in the first nine months of 2002.

Interest expense decreased to $233,000 for the nine months ended September 30, 2002 from $310,000 for the comparable period in 2001, as a result of lower outstanding loan balances. Interest income decreased to $391,000 for the nine months ended September 30, 2002 from $743,000 for the comparable period in 2001, as a result of lower cash and cash equivalents available for investment and lower interest rates on the Company's investments.

In September 2002, the Company refinanced certain existing term and mortgage debt, and entered into a new credit facility, with Comerica Bank. As a result of the refinancing of term and mortgage debt, the Company lowered the effective interest rate on its outstanding indebtedness by approximately 300 basis points, which is expected to result in a reduction in interest expense of over $100,000 per year, based on the Company's current level of outstanding indebtedness.

Liquidity and Capital Resources

                                                September 30,     December 31,
                                                    2002              2001
                                                -------------     ------------
                                                        (In thousands)

               Cash and cash equivalents          $  5,231           $ 2,426
               Short-term investments                8,137            12,765
               Working capital                      17,216            19,764

The Company's cash, cash equivalents and short-term investments decreased approximately $1.8 million during the first nine months of 2002 to approximately $13.4 million at September 30, 2002, primarily as a result of the Company's net loss for the first nine months of 2002, a reduction of accounts payable and accrued expenses, and certain capital expenditures. Offsetting these uses of cash were an increase in accounts receivable collections and proceeds from stock option exercises. At September 30, 2002, the Company's working capital was approximately $17.2 million.

In September 2002, the Company entered into a new $10.9 million credit facility ("New Credit Facility") with Comerica Bank, pursuant to which the Company refinanced substantially all of its previously outstanding mortgage and term debt and increased its equipment and working capital lines of credit. The New Credit Facility is comprised of an $887,000 mortgage loan, a $3.0 million term loan, a $3.0 million non-revolving equipment line of credit, and a $4.0 million revolving working capital line of credit.

The $887,000 mortgage loan matures in September 2012, bears interest at an annual floating rate equal to Comerica's prime rate, and is repayable in fixed monthly principal and interest installments of $7,426 through September 2007, at which time the interest rate and fixed monthly repayment amount will be reset for the remaining 60 monthly installments.

The $3.0 million term loan matures in March 2006, bears interest at a fixed rate of 4.99% and is repayable in forty-two consecutive equal monthly principal payments of $71,429, plus interest.

Under the non-revolving equipment line of credit, the Company can borrow up to $3.0 million to finance eligible equipment purchases through September 11, 2003. Interest on outstanding borrowings shall accrue at a rate, selected at the Company's option, equal to Comerica's prime rate, 180-day or 360-day LIBOR plus 2.625%, or the 4-year Treasury Note Rate plus 2.30%, determined at the time of each borrowing. Borrowings are repayable in 48 consecutive, equal monthly principal installments, plus interest. As of September 30, 2002, the Company had an outstanding balance of approximately $192,000 under this facility with a fixed annual interest rate of 5.07%.

Under the revolving working capital line of credit, the Company can borrow up to $4.0 million to finance working capital and other needs. Interest on outstanding borrowings shall accrue at a rate, selected at the Company's option, equal to Comerica's prime rate less 0.25%, or 30-day LIBOR plus 2.55%, determined at the time of the initial borrowing. Borrowings are repayable by September 9, 2003, with interest payable monthly. The Company had no outstanding borrowings under this facility at September 30, 2002.

All borrowings under the New Credit Facility are collateralized by a first priority security interest in all of the assets of the Company, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventory, and a mortgage on the Company's manufacturing facility in Bethlehem, Pennsylvania. Borrowings under the equipment and working capital lines of credit are limited to commercially standard percentages of equipment purchases and accounts receivable, respectively. The New Credit Facility contains certain covenants containing minimum requirements for the Company's quick ratio, liquidity, and tangible net worth and requires the Company to achieve positive consolidated net income for the year ending December 31, 2003 and for each year thereafter. The New Credit Facility also restricts the Company's ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

The combination of the Company's current cash position and available borrowings under the Company's credit facilities is expected to be sufficient to fund the Company's foreseeable operating and capital needs. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the success of the Company's sales and marketing efforts, market acceptance of new products and other factors.

In October 2002, the Company entered into new agreements with bioMerieux, Inc. ("BMX"), which replaced existing agreements between the parties, for the supply by BMX of HIV-1 antigen required to manufacture the Company's oral fluid Western Blot HIV-1 confirmatory test, and for the distribution by BMX of the oral fluid Western Blot product on an exclusive worldwide basis. These agreements have an initial term ending December 31, 2005, which may be extended until December 31, 2007 under certain circumstances. As consideration for BMX entering into the new agreements, the Company will pay BMX three installments of $250,000 each, the last of which will occur on March 31, 2003. In addition, the Company paid BMX an additional $250,000 to settle certain pending contract disputes.

Net cash used in operating activities was approximately $800,000 for the nine months ended September 30, 2002, primarily as a result of the loss for the period, net of depreciation, increased inventory levels, and the reduction of accounts payable and accrued expenses, offset by increased accounts receivable collections.

Net cash provided by investing activities for the nine months ended September 30, 2002 was approximately $3.4 million, primarily as a result of $4.6 million in net proceeds received from the sale of short-term investments, offset by the purchase of approximately $1.0 million of capital equipment and a $200,000 payment to secure a sublicense to certain lateral flow technology patents.

Net cash provided by financing activities was approximately $240,000 for the nine months ended September 30, 2002 as a result of approximately $160,000 of term debt repayments, offset by approximately $400,000 in proceeds from the exercise of stock options.

Certain Relationships and Related Transactions

The Company has entered into a Commercial Lease (the "Lease") with Tech III Partners, LLC ("Tech Partners"), which provides for the construction of a 48,000 square foot facility on land adjacent to the Company's Bethlehem, Pennsylvania headquarters, and the lease of that facility to the Company. Tech Partners is owned and controlled by Michael J. Gausling, the Company's President and Chief Executive Officer, and Dr. R. Sam Niedbala, the Company's Executive Vice President and Chief Science Officer. The facility will house manufacturing, warehousing, and administrative operations required to support the expected growth of the Company's business. Construction of the facility is now complete. In October 2002, the Company entered into an amendment of the Lease with Tech Partners in order to reflect an increase in the base rental rate required to reflect certain additional tenant fit-out costs.

The Lease, as amended, has an initial ten-year term ending in October 2012 and a base rent starting at $780,000 and increasing to $858,240 per year over that term. The base rental rate may be increased after the fifth year of the initial term in order to reflect changes in the interest rate on debt incurred by Tech Partners to finance construction of the leased facilities. The Company has not guaranteed any debt incurred by Tech Partners. The Lease also provides the Company with options to renew the Lease for an additional five years at a rental rate of $975,360 per year, and to purchase the facility at any time during the initial ten-year term based on a formula set forth in the Lease. Prior to deciding to enter into the Lease and the Amendment, the Company's Board of Directors retained Imperial Realty Appraisal LLC, an independent commercial real estate appraisal firm, to evaluate the proposed base rental rate. Imperial Realty issued opinions indicating that the annual base rent set forth in the Lease, as amended, is below the market rental rate the Company could otherwise expect to pay to lease a comparable commercial property in the same general geographic market. The terms of the Lease are otherwise substantially similar to the commercial lease entered into by the Company with a third party for its existing Bethlehem, Pennsylvania headquarters.

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

Revenue Recognition. The Company follows U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front, non-refundable licensing and development fees. The Company licenses certain products or technology to outside third parties, in return for which the Company receives up-front licensing fees, some of which can be significant. In accordance with SAB 101, the Company is required to defer immediate recognition of these fees as revenue, and instead ratably recognize this revenue over the related license period.

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

Allowance for Uncollectible Accounts Receivable. Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectible in the future. On an ongoing basis, management performs credit evaluations of the Company's customers and adjusts credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers. Based upon the Company's historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of the Company's allowance for estimated credit losses. While such credit losses have been within the Company's expectations and the allowance provided, the Company cannot guarantee that it will continue to experience the same credit loss rates as it has in the past. Furthermore, some of the Company's accounts receivable have resulted from sales to distributors located in foreign countries. Any significant changes in the liquidity or financial position of its customers, or the economies or political climate of certain foreign nations, could have a material adverse impact on the collectibility of the Company's accounts receivable and its future operating results.

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

Contingencies. In the ordinary course of business, the Company has entered into various contractual relationships with strategic corporate partners, customers, distributors, research laboratories and universities, licensors, licensees, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company's accrual for a loss contingency could fluctuate, thereby creating variability in the Company's results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company's financial statements could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known.

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

The Company does not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. The Company has operations in The Netherlands that are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from Euros to U.S. dollars affects year-to-year comparability of operating results. Revenues generated in The Netherlands represented approximately $400,000 and $1.3 million or 4.9% and 5.5% of the Company's total revenues for the three months and nine months ended September 30, 2002, respectively. Management does not expect the risk of foreign currency fluctuations to be material.

Item 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Within the 90 days preceding the filing of this Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including such officers, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls (including any corrective actions with regard to significant deficiencies or material weaknesses) subsequent to the date of the evaluation referred to in paragraph (a) of this Item.

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

                                             ORASURE TECHNOLOGIES, INC.

                                             /s/ Ronald H. Spair
                                             ----------------------------------
Date: November 13, 2002                      Ronald H. Spair
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                             /s/ Mark L. Kuna
                                             ----------------------------------
Date: November 13, 2002                      Mark L. Kuna
                                             Controller
                                             (Principal Accounting Officer)

                                  Certification

I, Michael J. Gausling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OraSure Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002





                                  /s/ Michael J. Gausling
                                  ----------------------------------------
                                  Michael J. Gausling
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  Certification

I, Ronald H. Spair, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OraSure Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: November 13, 2002





                                       /s/ Ronald H. Spair
                                       ------------------------------------
                                       Ronald H. Spair
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
-------

10.1 Loan and Security Agreement, dated as of September 10, 2002, between Comerica Bank - California and OraSure Technologies, Inc.

10.2 Amendment No. 1 to Commercial Lease, dated as of October 21, 2002, between Tech III Partners, LLC and OraSure Technologies, Inc.

10.3 Distribution Agreement, dated as of October 11, 2002, between OraSure Technologies, Inc. and bioMerieux, Inc.*

10.4 Supply Agreement, dated as of October 11, 2002, between OraSure Technologies, Inc. and bioMerieux, Inc.*

99.1    Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.


________________
*Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.