Form 10-Q
period 2004-06-30
ORASURE TECHNOLOGIES INC
filed 2004-08-04
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of July 30, 2004: 44,531,038

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,436,835	$30,695,177
Short-term investments	52,603,352	33,328,610
Accounts receivable, net of allowance for doubtful accounts of $183,839 and $359,158	6,808,832	8,233,869
Inventories	4,762,765	4,003,519
Prepaid expenses and other	987,089	922,820

Total current assets	78,598,873	77,183,995

PROPERTY AND EQUIPMENT, net	6,140,095	6,471,209

PATENTS AND PRODUCT RIGHTS, net	2,454,057	1,886,171

OTHER ASSETS	589,765	609,932

	$87,782,790	$86,151,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,130,151	$1,126,423
Accounts payable	1,842,631	3,511,148
Accrued expenses	7,693,042	5,375,851

Total current liabilities	10,665,824	10,013,422

LONG-TERM DEBT	1,889,082	2,456,454

OTHER LIABILITIES	238,140	172,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 44,530,565 and 44,260,931 shares issued and outstanding	45	44
Additional paid-in capital	209,535,520	204,867,765
Deferred compensation	(3,592,713)	(614,515)
Accumulated other comprehensive loss	(362,719)	(173,704)
Accumulated deficit	(130,590,389)	(130,570,301)

Total stockholders’ equity	74,989,744	73,509,289

	$87,782,790	$86,151,307

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Product	$13,122,039	$9,437,555	$25,410,907	$17,780,519
Licensing and product development	92,674	191,303	212,414	458,975

	13,214,713	9,628,858	25,623,321	18,239,494
COST OF PRODUCTS SOLD	5,524,736	3,820,875	10,715,266	7,400,991

Gross profit	7,689,977	5,807,983	14,908,055	10,838,503

COSTS AND EXPENSES:
Research and development	1,513,617	1,965,275	3,280,774	4,019,986
Sales and marketing	3,780,765	2,737,397	7,431,481	4,972,534
General and administrative	2,446,174	1,657,369	4,572,146	3,522,990

	7,740,556	6,360,041	15,284,401	12,515,510

Operating loss	(50,579)	(552,058)	(376,346)	(1,677,007)

INTEREST EXPENSE	(39,981)	(47,208)	(71,394)	(95,813)

INTEREST INCOME	230,022	83,373	435,781	168,946

FOREIGN CURRENCY GAIN (LOSS)	7,625	(3,796)	1,332	(3,796)

Income (loss) before income taxes	147,087	(519,689)	(10,627)	(1,607,670)

INCOME TAXES	4,961	10,564	9,461	15,443

NET INCOME (LOSS)	$142,126	$(530,253)	$(20,088)	$(1,623,113)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.00	$(0.01)	$(0.00)	$(0.04)

DILUTED	$0.00	$(0.01)	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	44,465,017	38,412,351	44,368,443	38,330,924

DILUTED	45,334,105	38,412,351	44,368,443	38,330,924

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(20,088)	$(1,623,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	197,952	33,900
Depreciation and amortization	1,204,290	1,269,505
Loss on disposition of property and equipment	6,599	—
Write-off of inventory	327,866	328,412
Changes in assets and liabilities:
Accounts receivable	1,425,037	(1,116,775)
Inventories	(1,087,112)	(410,189)
Prepaid expenses and other assets	(64,269)	234,088
Accounts payable and accrued expenses	(112,410)	1,557,330

Net cash provided by operating activities	1,877,865	273,158

INVESTING ACTIVITIES:
Purchases of short-term investments	(36,322,110)	(10,181,924)
Proceeds from the sale of short-term investments	16,874,400	7,048,399
Purchases of property and equipment	(599,789)	(730,844)
Purchase of patent and product rights	—	(250,000)
Increase in other assets	(623)	(450)

Net cash used in investing activities	(20,048,122)	(4,114,819)

FINANCING ACTIVITIES:
Borrowings of term debt	—	211,590
Repayments of term debt	(563,644)	(541,373)
Proceeds from issuance of common stock	1,491,606	1,518,996

Net cash provided by financing activities	927,962	1,189,213

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(16,047)	18,634

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,258,342)	(2,633,814)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,695,177	4,364,308

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,436,835	$1,730,494

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents. We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of June 30, 2004 and December 31, 2003, cash equivalents consisted of certificates of deposit, commercial paper and U.S. government and agency obligations.

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

The following is a summary of our available-for-sale securities at June 30, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2004
Certificates of deposit	$18,819,476	$306	$(25,557)	$18,794,225
Commercial paper	3,098,101	—	(410)	3,097,691
Government and agency bonds	18,787,160	—	(59,871)	18,727,289
State and local government agency obligations	676,909	612	(351)	677,170
Corporate bonds	7,683,494	—	(47,260)	7,636,234
Asset-backed obligations	3,698,935	—	(28,192)	3,670,743

Total available-for-sale securities	$52,764,075	$918	$(161,641)	$52,603,352

December 31, 2003
Certificates of deposit	$14,047,127	$1,167	$(5,586)	$14,042,708
Commercial paper	1,296,941	121	—	1,297,062
Government and agency bonds	14,483,893	7,667	—	14,491,560
State and local government agency obligations	629,999	1,118	(3)	631,114
Corporate bonds	2,867,261	1,641	(2,736)	2,866,166

Total available-for-sale securities	$33,325,221	$11,714	$(8,325)	$33,328,610

At June 30, 2004, maturities of investments were as follows:
Less than one year	$48,989,489	$918	$(125,069)	$48,865,338
1 – 2 years	3,774,586	—	(36,572)	3,738,014

Total available-for-sale securities	$52,764,075	$918	$(161,641)	$52,603,352

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2004	December 31, 2003

Raw materials	$3,186,201	$2,862,169
Work-in-process	891,605	486,284
Finished goods	684,959	655,066

	$4,762,765	$4,003,519

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

Significant Customer Concentration. For both the three-month and six-month periods ended June 30, 2004, one customer accounted for 25 percent of total revenues as compared to 13 percent and 7 percent, respectively, for the same periods of 2003. The same customer accounted for approximately 33 percent and 23 percent of accounts receivable as of June 30, 2004 and December 31, 2003, respectively.

For the three-month and six-month periods ended June 30, 2004, another customer accounted for 10 percent and 13 percent, respectively, of total revenues as compared to 20 percent in each of the same periods of 2003. This customer accounted for approximately 2 percent and 8 percent of accounts receivable at June 30, 2004 and December 31, 2003, respectively.

Research and Development. Research and development costs are charged to expense as incurred.

Foreign Currency Translation. Pursuant to SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of our foreign operations are translated from euros into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Earnings (Loss) Per Common Share. We have presented basic and diluted earnings (loss) per common share pursuant to SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted average number of shares outstanding is increased to include incremental shares from the assumed conversion or exercise of all dilutive securities, such as common stock options, warrants, and unvested restricted stock. The number of incremental shares is calculated by assuming that outstanding stock options and warrants were exercised and unvested restricted shares were vested, and the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$142,126	$(530,253)	$(20,088)	$(1,623,113)

Weighted average shares of common stock outstanding:
Basic	44,465,017	38,412,351	44,368,443	38,330,924
Dilutive effect of stock options, warrants and restricted shares	869,088	—	—	—

Diluted	45,334,105	38,412,351	44,368,443	38,330,924

Earnings (loss) per share:
Basic	$0.00	$(0.01)	$(0.00)	$(0.04)

Diluted	$0.00	$(0.01)	$(0.00)	$(0.04)

As a result of our losses in the three-month period ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003, outstanding common stock options, warrants and unvested restricted stock, representing 4,592,419, 5,777,270 and 4,592,419 shares were excluded from the computation of diluted loss per common share during each of these periods, respectively, as their inclusion would have been anti-dilutive.

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

We have elected to adopt the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under SFAS No. 123, compensation expense related to stock awards granted to employees and directors is computed based on the fair value of the award at the date of grant using an option valuation methodology, typically the Black-Scholes option pricing model. Pursuant to the disclosure requirements of SFAS No. 123, had compensation expense for our common stock awards been determined based upon the fair value of the awards at the date of grant, our net income (loss) for the three-month and six-month periods ended June 30, 2004 and 2003 would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$142,126	$(530,253)	$(20,088)	$(1,623,113)
Add: stock-based employee compensation expense included in net loss	—	—	—	33,900
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,258,565)	(1,070,225)	(2,443,287)	(2,224,046)

Pro forma	$(1,116,439)	$(1,600,478)	$(2,463,375)	$(3,813,259)

Basic and diluted income (loss) per share:
As reported	$0.00	$(0.01)	$(0.00)	$(0.04)

Pro forma	$(0.03)	$(0.04)	$(0.06)	$(0.10)

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

3. Patents and Product Rights

In June 2004, we entered into a sublicense agreement with a third party, pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. The agreement requires us to pay the third party a one-time non-refundable license fee of $900,000, of which $600,000 and $300,000 is payable by September 30, 2004 and June 30, 2005, respectively. We recorded the $900,000 as additional Patent and Product Rights in the accompanying balance sheet at June 30, 2004 and are amortizing this amount through June 30, 2014. The $900,000 obligation is included in Accrued Expenses.

Under the terms of this sublicense agreement, we are also obligated to pay royalties based upon a percentage of our net sales of certain products which incorporate the technology covered by the licensed patents. Commencing in June 2005, our minimum annual royalty obligation is $100,000, increasing to $300,000 in the second contract year and $500,000 for the third contract year through 2018, when the last of the applicable patents expire. Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

4. Accrued Expenses:

	June 30, 2004	December 31, 2003
Royalties	$2,175,327	$1,428,816
Payroll and related benefits	1,624,535	1,449,151
Advertising	905,315	474,817
License fees	900,000	—
Deferred revenue	705,956	705,817
Laboratory testing fees	376,373	305,647
Professional fees	362,590	222,710
Other	642,946	788,893

	$7,693,042	$5,375,851

At June 30, 2004 and December 31, 2003, accrued royalties are primarily attributed to launching two new products during 2003. License fees at June 30, 2004 are related to the new sublicense agreement which we entered into in June 2004, as discussed in Note 3.

5. Stockholders’ Equity

During the six-month period ended June 30, 2004, we granted 410,000 restricted shares of our common stock to certain key officers. These shares are nontransferable and are subject to vesting requirements, in varying increments, over varying periods of time, spanning one to ten years. Upon granting of these restricted shares, deferred compensation expense equivalent to the market value at the date of grant was charged to stockholders’ equity and is being amortized over the related vesting period during which the restrictions lapse. In connection with these restricted share grants, we recorded $3,176,150 of deferred compensation during the six-month period ended June 30, 2004. Amortization of deferred compensation related to these and previous grants was $134,180 and $197,952 during the three-month and six-month periods ended June 30, 2004, respectively. No such expense was recorded in the same periods of 2003.

6. Commitments and Contingencies

On June 22, 2004, Michael J. Gausling resigned from his position as President, Chief Executive Officer and a Director of the Company and his successor was named. Pursuant to a transition agreement we entered into with Mr. Gausling in March 2004, he will continue to be employed by the Company for the purpose of transferring his responsibilities to his successor as needed until December 31, 2004, unless his employment is terminated earlier for cause, as defined in the transition agreement. During the remainder of 2004, Mr. Gausling will receive his annual base salary of $325,000, will be entitled to full executive benefits under our group health and other benefit arrangements, and will be entitled to a cash bonus under our 2004 Self-Funding Annual Bonus Plan payable, if at all, at the same time as other executives participating in the plan receive bonuses. Mr. Gausling was also granted a non-qualified option to purchase 100,000 shares of common stock, pursuant to our 2000 Stock Award Plan. During 2005, Mr. Gausling will receive salary continuation payments in an aggregate amount of $325,000, payable in four equal installments at the end of each fiscal quarter during 2005. Also, if Mr. Gausling elects to obtain continuing coverage under our health benefit plan pursuant to COBRA beginning January 1, 2005, we will reimburse Mr. Gausling for the cost of his COBRA premiums for the 12-month period ending December 31, 2005.

In June and July 2004, we entered into several new employment agreements with certain officers of our Company. Under the terms of these agreements, we are required to pay each individual a base salary for continuing employment with our Company, through either 2006 or 2007. Collectively, these employment agreements and the transition agreement discussed above require salary payments of $893,345 during the remaining six months of 2004 and $1,786,690, $930,845 and $200,000 in the years ending December 31, 2005, 2006 and 2007, respectively.

7. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since our revenues outside the United States are export sales and we do not have significant operating assets outside the United States.

The following table represents total revenues by geographic area (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
United States	$11,797	$8,385	$22,722	$15,904
Europe	908	911	1,984	1,535
Other regions	510	333	917	800

	$13,215	$9,629	$25,623	$18,239

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These include statements about expected revenues, earnings, expenses, cash flow or other financial performance, products, markets, and regulatory filings and approvals. Forward-looking statements are not guarantees of future performance or results. Factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and up-converting phosphor technology products; ability to fund research and development and other projects and operations; ability to obtain and maintain new or existing product distribution channels (including our ability to implement a direct sales effort or alternative distribution method for OraQuick® in the hospital market); reliance on sole supply sources for critical product components; availability of related products produced by third parties; ability to obtain and timing of obtaining necessary regulatory approvals; ability to comply with applicable regulatory requirements; history of losses and ability to achieve sustained profitability; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices or interpretation of accounting requirements; customer inventory practices and consolidations; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks, war and civil unrest; ability to identify, complete and realize the full benefits of potential acquisitions; and general business, political and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our filings with the Securities and Exchange Commission, including our registration statements, our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q. Although forward-looking statements help to provide information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

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

Our diagnostic product offerings primarily target the infectious disease and substance abuse testing segments of the in vitro diagnostic market, and are used in both laboratories as well as the emerging, and rapidly growing, point-of-care marketplace. Our OraSure® and Intercept® oral fluid collection devices, and their related assays, are processed in a laboratory, while the OraQuick® rapid HIV antibody test and UPlink® oral fluid rapid drug detection system are designed for use at the point-of-care. Our cryosurgical products, which are sold under the names Histofreezer® and Freeze Off™, are also used at the point-of care.

In vitro diagnostics have traditionally used blood or urine as the bodily fluids upon which tests are conducted. However, we have targeted the use of oral fluid in our products as a differentiating competitive factor, and believe that it provides a significant competitive advantage over blood and urine. Our oral fluid tests have sensitivity and specificity comparable to blood and/or urine tests. In addition, because of their ease of use, non-invasive and dignified nature, and cost effectiveness, we believe these tests represent a competitive alternative to the more traditional testing methods in the diagnostic space.

During the first six months of 2004, we continued to increase our sales and gain market acceptance for most of our products.

Sales into the infectious disease testing market during the second quarter and first six months of 2004 increased significantly due to the continued market acceptance of our OraQuick® device. This resulted largely from sales directly to various public health organizations, sales to the Centers for Disease Control and Prevention (“CDC”) for further distribution in the public health market, and sales to Abbott Laboratories (“Abbott”) for distribution primarily to hospitals. There were also international sales of this product during these periods.

In 2003, the CDC placed purchase orders totaling approximately $4.0 million for 500,000 OraQuick® devices, with equal amounts to be shipped in 2003 and 2004. We expect to complete our shipment of devices in satisfaction of these orders by September 30, 2004, and we will pursue an additional bulk purchase order from the CDC during the second half of 2004.

In the first quarter of 2004, our agreement with Abbott to distribute OraQuick® in the United States was converted from co-exclusive to non-exclusive. Abbott has continued to purchase and sell OraQuick® devices in the United States throughout the first six months of 2004. Early in the second quarter, we established our internal sales force for selling OraQuick® directly into the hospital market. This sales force is comprised of a Director, Hospital Sales and a small team of field representatives that are focusing their sales efforts on the larger metropolitan markets in the United States. The success of this effort will impact the future sales of OraQuick®. We also intend to address the market potential of physicians’ offices by engaging one or more distribution partners, as we believe it would be impractical to build and sustain an internal sales force large enough to adequately service that market. We believe that the combination of our direct sales efforts and sales to Abbott and our other distribution partners will help us gain significant market penetration with OraQuick® in the hospital, physicians’ office and other markets for rapid HIV testing in the United States.

During 2003, two competitors received U.S. Food and Drug Administration (“FDA”) approval for rapid HIV tests. Based on their current FDA approvals, we expect that these tests will be sold, and will compete with our OraQuick® test, primarily in the hospital market in the United States.

During March 2004, we received FDA approval to use the OraQuick® test to detect HIV-2 antibodies in finger stick whole blood and venipuncture whole blood samples, HIV-1 antibodies in oral fluid samples and both HIV-1 and HIV-2 antibodies in plasma samples. In June 2004, we received FDA approval to use the OraQuick® test to detect antibodies to HIV-2 in oral fluid and we also obtained a CLIA (Clinical Laboratory Improvements Amendments of 1988) waiver for the OraQuick® HIV-1/2 test for all specimen types except plasma. Under CLIA, laboratories are precluded from performing in vitro diagnostic tests unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. A CLIA waiver allows non-laboratory customers to use the waived products that may not have been available for use by these customers without complying with the quality control and other requirements mandated for certified laboratories under CLIA.

Additionally, in June 2004 we received a nonexclusive, worldwide sublicense to certain HIV-2 patents held by Bio-Rad Laboratories (“Bio-Rad”). We believe that the recent FDA approvals, together with the sublicense from Bio-Rad, will provide a significant competitive advantage by allowing us to sell a versatile rapid HIV test that is capable of detecting antibodies to both the HIV-1 and HIV-2 strains of the virus in oral fluids, finger stick whole blood, venous whole blood and plasma.

In mid July 2004, we received data from an investigational clinical trial that may indicate a higher rate of unconfirmed positive results from the use of our OraQuick® test in oral fluid samples than was shown in the clinical data that we compiled, including data from Company-sponsored trials and independent CDC studies, in support of our FDA approval of an oral fluid claim. Similar results were not indicated for blood samples tested with the device. We have commenced a technical and procedural assessment to understand this situation. Our plan had been to launch a new OraQuick® HIV-1/2 test with all claims, including oral fluid, in August of 2004. However, we now intend to delay the commercial launch of an oral fluid OraQuick® HIV-1/2 test until our assessment is completed and appropriate corrective measures are taken, if any are needed. At this time, we are unable to predict how long the commercial launch of our oral fluid OraQuick® HIV-1/2 test will be delayed or what effect, if any, the delay will have on our revenues, results of operations or cash flow.

In late June 2004, we were requested to respond to a Request for Proposal (“RFP”) issued by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) for the sole source supply of oral fluid rapid HIV tests along with lab-based oral fluid test kits for confirmatory testing purposes. SAMHSA intends to use these products for HIV testing throughout the United States in the drug rehabilitation and treatment and criminal justice markets. Whether we are able to complete a bulk sale of OraQuick® devices and OraSure® test kits to SAMHSA pursuant to the RFP, and the timing of any such sale, may depend upon the resolution of the OraQuick® oral fluid assessment described above.

Sales to the substance abuse testing market also increased during the second quarter and first six months of 2004, reflecting the growing acceptance of our Intercept® collection device and related oral fluid drug assays, as corporate and criminal justice customers continued to shift to oral fluid and away from traditional urine-based drug testing. We expect continuing growth in the utilization of our Intercept® product line, primarily in the United States and United Kingdom. This increase was partially offset by lower sales of our drug assays to the forensic toxicology market.

In March 2004, the FDA responded to our application for 510(k) clearance of the UPlink® rapid oral fluid drugs of abuse detection system, by indicating that additional performance data would be needed in order to obtain clearance. We are evaluating the FDA’s requirements and whether any modifications to our UPlink® system will be required in order to provide that data. At this time, we cannot predict when we will be able to resubmit an application for 510(k) clearance of the UPlink® system. However, the absence of 510(k) clearance will not affect our ability to sell the UPlink® system internationally. In April 2004, we launched our UPlink® system in Germany and other European countries, primarily in the roadside testing market, with our partner, Dräger Safety.

In April 2004, SAMHSA published proposed guidelines that would, if adopted, include oral fluid testing as an accepted drug testing method for federal employees. We have responded to SAMHSA’s proposed guidelines with a comment letter and await the final guidelines that will apply to both our Intercept® and UPlink® drugs of abuse test. We are unable to predict at this time as to whether additional modifications may be required to bring our UPlink® or Intercept® drug testing systems into compliance with the guidelines when finally adopted or what affect, if any, non-compliance with the final guidelines will have on our product offerings outside of the federal workplace.

Sales to the cryosurgical systems market during the second quarter and first six months of 2004 have grown substantially, largely because we entered the consumer or over-the-counter (“OTC”) market. The cryosurgical systems market represents sales of Histofreezer® into both the domestic and international physicians’ office markets and sales of the OTC formulation of this product, called Freeze Off™, to our partner, Medtech Holdings, Inc. (“Medtech”). Medtech distributes Freeze Off™ to consumers under its Compound W® trademark.

While we are pleased with the level of Freeze Off™ sales and hope that they continue at the same or higher levels, these sales were received in anticipation of the wart season in the U.S., which runs from Spring to Fall. Since the sales of Freeze Off™ during the first six months of 2004 reflect the seasonality of this product, they may not continue at the same level during each of the remaining quarters in 2004.

Sales to the insurance risk assessment market continued to decline in the second quarter of 2004, primarily as a result of the loss of urine assay sales to our largest customer, LabOne. These products have experienced substantial competitive pressure from “home-brew” assays internally developed by this customer. Sales of these products are not expected to recover. We anticipate little growth and we may continue to experience declines in the insurance risk assessment market until we are successful in developing new oral fluid based diagnostic tests for additional predictive health markers desired by the insurance industry.

In March 2004, we received the final FDA approval to transfer the manufacture of our Intercept® and OraSure® collection devices and our oral fluid Western blot HIV-1 confirmatory test from Oregon to our facilities in Bethlehem, Pennsylvania. We expect that this transfer will reduce our annual operating expenses and improve our ability to control the quality of the transferred products.

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

Results of Operations

Three months ended June 30, 2004 compared to June 30, 2003

Total revenues increased 37% to approximately $13.2 million in the second quarter of 2004 from approximately $9.6 million in the comparable quarter in 2003, primarily as a result of increased sales of our Freeze Off™ and Histofreezer® cryosurgical products, OraQuick® rapid HIV-1 antibody test and Intercept® oral fluid drug test, partially offset by lower sales in the insurance risk assessment market. Product revenues for the second quarter of 2004 increased 39% to approximately $13.1 million compared to approximately $9.4 million for the second quarter of 2003. International sales accounted for 11% of total revenues in the second quarter of 2004.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars		Percent	Percentage of Total Revenues
	2004	2003	Change Inc. (Dec.)	2004	2003
Market revenues
Insurance risk assessment	$1,905	$2,458	(22)%	14%	26%
Infectious disease testing	3,970	2,703	47	30	28
Substance abuse testing	2,389	1,835	30	18	19
Cryosurgical systems	4,858	2,442	99	37	25

Product revenues	13,122	9,438	39	99	98
Licensing and product development	93	191	(51)	1	2

Total revenues	$13,215	$9,629	37%	100%	100%

Sales to the insurance risk assessment market decreased 22% to approximately $1.9 million in the second quarter of 2004 as a result of lower sales of our urine assays and OraSure® oral fluid collection devices. We expect that sales of our insurance assays, including our oral fluid assays, will continue to come under competitive pressure. Our laboratory customers have reduced and are expected to continue to reduce their purchases of these products and instead use lower cost, internally-developed (i.e., “home-brew’) assays or testing products purchased from our competitors. We do not expect to recover this business, and our revenues are expected to be negatively impacted by as much as $1.0 million in 2004, when compared to 2003 revenues in the insurance risk assessment market.

Sales to the infectious disease testing market increased 47% to approximately $4.0 million in the second quarter of 2004, primarily as a result of the continued strength of our OraQuick® rapid HIV-1 antibody test in the public health marketplace. We sell the OraQuick® test directly to public health entities and to the CDC, which in turn distributes the product in the public health marketplace. OraQuick® sales totaled approximately $2.3 million and $1.1 million in the second quarters of 2004 and 2003, respectively. OraSure® sales totaled approximately $1.6 million in each of the second quarters of 2004 and 2003. During the second half of 2004, we will pursue an additional bulk purchase order for OraQuick® from the CDC and a bulk purchase order for both OraQuick® and OraSure® test kits from SAMHSA. Whether we are able to secure a bulk sale to SAMHSA and the timing of any such sale may depend on the resolution of the OraQuick® oral fluid assessment, described elsewhere in this Report.

In order to improve penetration of our OraQuick® test in the hospital market, we have added an internal sales force that sells directly to hospitals, which is a primary market targeted by Abbott Laboratories, our non-exclusive distribution partner in the U.S. We believe that expanding our direct sales efforts will provide us with greater control over distribution and a higher margin contribution from this product, and will allow us to provide marketing support for hospital customers. We are also evaluating the use of one or more distributors to help us penetrate the physicians’ office market.

In the second quarter of 2004, we recorded OraQuick® sales of approximately $925,000 to the CDC and approximately $720,000 in direct sales of OraQuick® to the U.S. public health market. We also had OraQuick® sales of approximately $400,000 to Abbott, approximately $230,000 to the international marketplace, and approximately $65,000 directly to hospital customers. OraQuick® revenues from the hospital market during the second quarter were generated by our new direct sales force, which was not fully deployed until early in the second quarter of 2004. Consequently, we do not believe that the sales level obtained from hospitals to be predictive of future results.

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

In March 2004, we received approval from the FDA for use of the OraQuick® device to detect HIV-2 antibodies in finger stick and venipuncture whole blood samples, HIV-1 antibodies in oral fluid samples and both HIV-1 and HIV-2 antibodies in plasma samples. In June 2004, we received approval from the FDA for use of the OraQuick® device to detect antibodies to HIV-2 in oral fluid and we received a CLIA waiver for the OraQuick® HIV-1/2 device for use with oral fluids, finger stick whole blood and venipuncture whole blood.

In June 2004, we received a worldwide, non-exclusive sublicense to certain HIV-2 patents held by Bio-Rad that provides us rights to sell a test to detect antibodies to the HIV-2 virus on the OraQuick® platform. The sublicense expires upon the expiration of the last-to-expire licensed patent, is royalty bearing and requires upfront and milestone based fees and minimum annual royalties.

We believe that an OraQuick® device which is approved for detecting antibodies to both HIV-1 and 2 in oral fluid, finger stick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, will enhance the versatility of our OraQuick® test, provide a significant competitive advantage, and allow us to more fully implement a strategy to sell OraQuick® internationally.

In mid July 2004, we received data from an investigational clinical trial that may indicate a higher rate of unconfirmed positive results from the use of our OraQuick® test in oral fluid samples than was shown in the clinical data that we compiled, including data from Company-sponsored trials and independent CDC studies, in support of our FDA approval of an oral fluid claim. Similar results were not indicated for blood samples tested with the device. We have commenced a technical and procedural assessment to understand this situation. Our plan had been to launch a new OraQuick® HIV-1/2 test with all claims, including oral fluid, in August of 2004. However, we now intend to delay the commercial launch of an oral fluid OraQuick® HIV-1/2 test until our assessment is completed and appropriate corrective measures are taken, if any are needed. At this time, we are unable to predict how long the commercial launch of our oral fluid OraQuick® HIV-1/2 test will be delayed or what effect, if any, the delay will have on our revenues, results of operations or cash flow.

Sales to the substance abuse testing market increased 30% to approximately $2.4 million in the second quarter of 2004, primarily as a result of increased sales of our Intercept® oral fluid drug testing service in the U.S. workplace and criminal justice market and sales of our UPlink® rapid point-of-care oral fluid drug detection system to Dräger Safety. Sales of Intercept® into the U.S. workplace and criminal justice markets increased 45% and 81% to approximately $720,000 and $491,000, respectively, in the second quarter of 2004, compared to 2003. Partially offsetting these increases were lower than expected sales of our drug assays into the forensic toxicology market, which were down 15% compared to the same period in 2003.

In April 2004, we launched our UPlink® rapid oral fluid drug detection system, including assays for the detection of drugs of abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e. cocaine, opiates, amphetamines/methamphetamines, PCP and marijuana) with our partner, Dräger Safety. This product is being initially sold to the roadside testing market in Europe. Revenues from this product were approximately $129,000 in the second quarter of 2004.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 99% to approximately $4.9 million in the second quarter of 2004, compared to 2003. This increase was primarily the result of $3.3 million in sales of our OTC cryosurgical system, called Freeze Off™, to Medtech, the owner of the Compound W® line of wart removal products. In 2003, we entered into a distribution agreement with Medtech following receipt of FDA 510(k) clearance for the sale of our cryosurgical system in the OTC market in the U.S. The Freeze Off™ product was launched by Medtech in the third quarter of 2003, and there were $1.2 million of sales to Medtech during the three months ended June 30, 2003.

The Freeze Off™ product is being sold under Medtech’s Compound W® trademark. Our five-year distribution agreement with Medtech requires minimum purchases of at least $2.0 million each year over the life of the contract in order for Medtech to maintain its exclusive distribution rights to the OTC market in the U.S. However, based on additional purchase orders received to date, we expect sales of Freeze Off™ to Medtech to total at least $5.0 million during the second half of 2004.

Sales of our Histofreezer® product to physicians’ offices in the U.S. increased 50% to approximately $1.2 million in the second quarter of 2004, when compared to the same period in 2003, primarily as a result of higher distributor sales. We are investing in promotional programs to raise the brand awareness of Histofreezer® in the U.S. professional marketplace and expect our 2004 full-year revenues for this product to increase over 2003. Sales of Histofreezer® in the international market declined by 22% to approximately $352,000, but on an annual basis are expected to remain at approximately the 2003 levels until we are able to secure additional distributors in countries where this product is currently not sold.

It is possible that sales of the Freeze Off™ product in the U.S. OTC market may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. To date, we have not seen evidence of this and it is not possible at this time to estimate the timing or financial impact of such a change, if it occurs at all.

Licensing and product development revenues decreased by 51% to $93,000 during the second quarter of 2004, compared to the same period in 2003, primarily as a result of lower payments for our collaborative UPlink® and oral fluid research project with The University of Pennsylvania, under a grant awarded by the National Institutes of Health. The current phase of this grant expired in June 2004 and we have recently been advised that our share of the funding for the next grant year, which runs through June 2005, will approximate $308,000.

Gross margin in the second quarter of 2004 was approximately 58%, a decrease from the gross margin of 60% recorded in the second quarter of 2003. Gross margin was positively affected by more efficient utilization of our manufacturing capacity, offset by a less favorable product sales mix and higher production costs associated with products recently transferred to our Bethlehem, Pennsylvania manufacturing facility and our recently-launched UPlink® oral fluid drug detection system.

Research and development expenses decreased 23% to approximately $1.5 million in the second quarter of 2004 from approximately $2.0 million in the same period in 2003, primarily as a result of a decrease in expenses related to the transfer of manufacturing operations to our Bethlehem, Pennsylvania facilities, and lower clinical trial and staffing related expenses.

Sales and marketing expenses increased 38% to approximately $3.8 million in the second quarter of 2004 from approximately $2.7 million in the same period in 2003. This increase was primarily the result of higher product advertising expenditures, costs associated with the deployment of our hospital sales force and increased staffing related expenses. Partially offsetting these increases was a reduction of our bad debt expense.

Included in advertising expenses for the second quarters of 2004 and 2003 were amounts payable to Medtech as reimbursement for marketing expenses incurred for the Freeze Off™ product, totaling approximately $736,000 and $243,000, respectively. Pursuant to our agreement with Medtech, we will continue to co-invest in Medtech’s marketing activities for the Freeze Off™ product, and we will reimburse Medtech, on a declining basis over the first four years of the agreement, for a portion of Medtech’s out-of-pocket costs of advertising and promoting this product in the OTC market. We expect sales and marketing expenses to increase substantially during 2004 as a result of the further deployment of our new hospital sales force and additional investment required to increase sales and market acceptance of our OraQuick®, Intercept® and Histofreezer® products.

General and administrative expenses increased 47% to approximately $2.4 million in the second quarter of 2004 from approximately $1.7 million in the same period in 2003. This increase was primarily attributable to transition costs for the retirement of our former Chief Executive Officer and the additional costs of hiring our new Chief Executive Officer, increased legal fees related to patent matters, increased staffing related expenses and increased professional fees related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. General and administrative expenses are expected to increase further in 2004 as a result of the additional compensation for our new Chief Executive Officer, including approximately $450,000 of non-cash charges associated with a restricted stock grant, and costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002.

In July 2004, we filed a lawsuit against Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) for infringement of several of our patents that cover our Histofreezer® and Freeze Off™ products. This suit relates to the Dr. Scholls® Freeze Away™ wart removal product sold by Schering-Plough in the United States OTC market, which competes with our Freeze Off™ product. This litigation is expected to result in a significant increase in legal fees during the term of the litigation. At this time, we cannot predict how long the term of the litigation will last.

Interest expense decreased to $40,000 in the second quarter of 2004 from $47,000 in the same period in 2003, primarily as a result of lower outstanding debt balances. Interest income increased to $230,000 in the second quarter of 2004 from $83,000 in the same period in 2003, as a result of substantially larger balances available for investment.

During the second quarters of 2004 and 2003, we recorded provisions for foreign income taxes of approximately $5,000 and $11,000, respectively.

Results of Operations

Six months ended June 30, 2004 compared to June 30, 2003

Total revenues increased 40% to approximately $25.6 million for the six months ended June 30, 2004 from approximately $18.2 million in the comparable period in 2003, primarily as a result of increased sales of our Freeze Off™ and Histofreezer® cryosurgical products, OraQuick® rapid HIV-1 antibody test and Intercept® oral fluid drug test, partially offset by lower sales in the insurance risk assessment market. Product revenues for the first six months of 2004 increased 43% to approximately $25.4 million compared to approximately $17.8 million for the same period in 2003. International sales accounted for 11% of total revenues during the first six months of 2004.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars		Percent	Percentage of Total Revenues
	2004	2003	Change Inc. (Dec.)	2004	2003
Market revenues
Insurance risk assessment	$4,190	$5,460	(23)%	16%	30%
Infectious disease testing	7,307	5,472	34	29	30
Substance abuse testing	4,583	3,429	34	18	19
Cryosurgical systems	9,331	3,419	173	36	19

Product revenues	25,411	17,780	43	99	98
Licensing and product development	212	459	(54)	1	2

Total revenues	$25,623	$18,239	40%	100%	100%

Sales to the insurance risk assessment market decreased 23% to approximately $4.2 million for the six months ended June 30, 2004 as a result of lower sales of our urine assays and OraSure® oral fluid collection devices. We expect that sales of our insurance assays, including our oral fluid assays, will continue to come under competitive pressure. Our laboratory customers have reduced and are expected to continue to reduce their purchases of these products and instead use lower cost, internally-developed (i.e., “home-brew’) assays or testing products purchased from our competitors. We do not expect to recover this business, and our revenues are expected to be negatively impacted by as much as $1.0 million in 2004, when compared to 2003 revenues in the insurance risk assessment market.

Sales to the infectious disease testing market increased 34% to approximately $7.3 million for the six months ended June 30, 2004, primarily as a result of the continued strength of our OraQuick® rapid HIV-1 antibody test in the public health marketplace. We sell the OraQuick® test directly to public health entities and to the CDC, which in turn distributes the product in the public health marketplace. OraQuick® sales totaled approximately $4.5 million and $2.5 million in the first six months of 2004 and 2003, respectively. OraSure® sales totaled approximately $2.8 million and $3.0 million in the first six months of 2004 and 2003, respectively. During the second half of 2004, we will pursue an additional bulk purchase of OraQuick® from the CDC and a bulk purchase order for both OraQuick® and OraSure® test kits from SAMHSA. Whether we are able to secure a bulk sale to SAMHSA and the timing of any such sale may depend on the resolution of the OraQuick® oral fluid assessment, described elsewhere in this Report.

In order to improve penetration of our OraQuick® test in the hospital market, we have added an internal sales force that sells directly to hospitals, which was a primary market targeted by Abbott Laboratories, our non-exclusive distribution partner in the U.S. We believe that expanding our direct sales efforts will provide us with greater control over distribution and a higher margin contribution from this product, and will allow us to provide marketing support for hospital customers. We are also evaluating the use of one or more distributors to help us penetrate the physicians’ office market.

In the first six months of 2004, we recorded OraQuick® sales of approximately $1.6 million to the CDC, approximately $1.3 million in direct sales of OraQuick® to the U.S. public health market and approximately $1.0 million to Abbott. We also sold approximately $450,000 of OraQuick® to the international marketplace and approximately $65,000 directly to hospital customers. OraQuick® revenues from the hospital market during the first six months of 2004 were generated by our new direct sales force, which was not fully deployed until early in the second quarter of 2004. Consequently, we do not believe that the sales level obtained from hospitals to be predictive of future results.

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

In March 2004, we received approval from the FDA for use of the OraQuick® device to detect HIV-2 antibodies in finger stick and venipuncture whole blood samples, HIV-1 antibodies in oral fluid samples and both HIV-1 and HIV-2 antibodies in plasma samples. In June 2004, we received approval from the FDA for use of the OraQuick® device to detect antibodies to HIV-2 in oral fluid and we received a CLIA waiver for the OraQuick® HIV-1/2 device for use with oral fluids, finger stick whole blood and venipuncture whole blood.

In June 2004, we received a worldwide, non-exclusive sublicense to certain HIV-2 patents held by Bio-Rad that provides us rights to sell a test to detect antibodies to the HIV-2 virus on the OraQuick® platform. The sublicense expires upon the expiration of the last-to-expire licensed patent, is royalty bearing and requires upfront and milestone based fees and minimum annual royalties.

We believe that an OraQuick® device which is approved for detecting antibodies to both HIV-1 and 2 in oral fluid, finger stick whole blood, venous whole blood, and plasma, and is CLIA-waived for use with all sample types except plasma, will enhance the versatility of our OraQuick® test, provide a significant competitive advantage, and allow us to more fully implement a strategy to sell OraQuick® internationally.

In mid July 2004, we received data from an investigational clinical trial that may indicate a higher rate of unconfirmed positive results from the use of our OraQuick® test in oral fluid samples than was shown in the clinical data that we compiled, including data from Company-sponsored trials and independent CDC studies, in support of our FDA approval of an oral fluid claim. Similar results were not indicated for blood samples tested with the device. We have commenced a technical and procedural assessment to understand this situation. Our plan had been to launch a new OraQuick® HIV-1/2 test with all claims, including oral fluid, in August of 2004. However, we now intend to delay the commercial launch of an oral fluid OraQuick® HIV-1/2 test until our assessment is completed and appropriate corrective measures are taken, if any are needed. At this time, we are unable to predict how long the commercial launch of our oral fluid OraQuick® HIV-1/2 test will be delayed or what effect, if any, the delay will have on our revenues, results of operations or cash flow.

Sales to the substance abuse testing market increased 34% to approximately $4.6 million in the six months ended June 2004, primarily as a result of increased sales of our Intercept® oral fluid drug testing service in the U.S. workplace and criminal justice markets and sales of our UPlink® drug detection system to Dräger Safety. Sales of Intercept® into the U.S. workplace and criminal justice markets increased 64% and 55% to approximately $1.4 million and $766,000, respectively, in the six months ended June 2004, compared to 2003. Partially offsetting these increases were lower than expected sales of our drug assays into the forensic toxicology market, which were down 12% compared to the same period in 2003.

In April 2004, we launched our UPlink® rapid oral fluid drug detection system, including assays for the detection of drugs of abuse commonly known as the NIDA-5 (i.e. cocaine, opiates, amphetamines/methamphetamines, PCP and marijuana) with our partner, Dräger Safety. This product is being initially sold to the roadside testing market in Europe. Revenues from this product were approximately $270,000 for the six months ended June 2004.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 173% to approximately $9.3 million in the six months ended June 2004, compared to 2003. This increase was primarily the result of $6.4 million in sales of our OTC cryosurgical system, called Freeze Off™, to Medtech, the owner of the Compound W® line of wart removal products. In 2003, we entered into a distribution agreement with Medtech following receipt of FDA 510(k) clearance for the sale of our cryosurgical system in the OTC market in the U.S. The Freeze Off™ product was launched by Medtech in the third quarter of 2003, and there were $1.2 million of sales to Medtech during the six-months ended June 30, 2003.

The Freeze Off™ product is being sold under Medtech’s Compound W® trademark. Our five-year distribution agreement with Medtech requires minimum purchases of at least $2.0 million each year over the life of the contract in order for Medtech to maintain its exclusive distribution rights to the OTC market in the U.S. However, based on additional purchase orders received to date, we expect sales of Freeze Off™ to Medtech to reach at least $5.0 million during the second half of 2004.

Sales of our Histofreezer® product to physicians’ offices in the U.S. increased 61% to approximately $2.2 million in the six months ended June 2004, when compared to the same period in 2003, primarily as a result of higher distributor sales. We are investing in promotional programs to raise the brand awareness of Histofreezer® in the U.S. professional marketplace and expect our 2004 full-year revenues for this product to increase over 2003. Sales of Histofreezer® in the international market declined by 13% to approximately $740,000, but on an annual basis are expected to remain at approximately 2003 levels until we are able to secure additional distributors in countries where this product is currently not sold.

It is possible that sales of the Freeze Off™ product in the U.S. OTC market may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. To date, we have not seen evidence of this and it is not possible at this time to estimate the timing or financial impact of such a change, if it occurs at all.

Licensing and product development revenues decreased by 54% to $212,000 during the six months ended June 30, 2004, compared to the same period in 2003, primarily as a result of lower payments for our collaborative UPlink® and oral fluid research project with The University of Pennsylvania, under a grant awarded by the National Institutes of Health. The current phase of this grant expired in June 2004 and we have recently been advised that our share of the funding for the next grant year, which runs through June 2005, will approximate $308,000.

Gross margin for the six months ended June 30, 2004 was approximately 58%, a decrease from the gross margin of 59% recorded in the comparable period in 2003. Gross margin was positively affected by more efficient utilization of our manufacturing capacity, offset by a less favorable product sales mix and higher production costs associated with products recently transferred to our Bethlehem, Pennsylvania manufacturing facilities and our recently-launched UPlink® oral fluid drug detection system.

Research and development expenses decreased 18% to approximately $3.3 million in the six months ended June 30, 2004 from approximately $4.0 million in the same period in 2003, primarily as a result of a decrease in expenses related to the transfer of manufacturing operations to our Bethlehem, Pennsylvania facilities and lower clinical trial and staffing related expenses.

Sales and marketing expenses increased 49% to approximately $7.4 million in the six months ended June 30, 2004 from approximately $5.0 million in the same period in 2003. This increase was primarily the result of higher product advertising expenditures, costs associated with the deployment of our hospital sales force, increased staffing related expenses and higher travel and entertainment expenses. Partially offsetting these increases was a reduction of our bad debt expense.

Included in advertising expenses for the first six months of 2004 and 2003 were amounts payable to Medtech as reimbursement for marketing expenses incurred for the Freeze Off™ product totaling approximately $1.3 million and $243,000, respectively. Pursuant to our agreement with Medtech, we will continue to co-invest in Medtech’s marketing activities for the Freeze Off™ product, and we will reimburse Medtech, on a declining basis over the first four years of the agreement, for a portion of Medtech’s out-of-pocket costs of advertising and promoting this product in the OTC market. We expect sales and marketing expenses to increase substantially during 2004 as a result of the further deployment of our new hospital sales force, and additional investment required to increase sales and market acceptance of our OraQuick®, Intercept® and Histofreezer® products.

General and administrative expenses increased 30% to approximately $4.6 million in the six months ended June 30, 2004 from approximately $3.5 million in the same period in 2003. This increase was primarily attributable to increased legal fees related to patent matters and our arbitration proceedings with Abbott, transition costs for the retirement of our former Chief Executive Officer, the additional costs of hiring our new Chief Executive Officer, increased staffing related expenses and increased professional fees related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. General and administrative expenses are expected to increase further in 2004 as a result of the additional costs associated with the additional compensation for our new Chief Executive Officer, including approximately $450,000 of non-cash charges associated with a restricted stock grant, and costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002.

In July 2004, we filed a lawsuit against Schering-Plough for infringement of several patents that cover our Histofreezer® and Freeze Off™ products. This suit relates to the Dr. Scholls® Freeze Away™ wart removal product sold by Schering-Plough in the United States OTC market, which competes with our Freeze Off™ product. This litigation is expected to result in a significant increase in legal fees during the term of the litigation. At this time, we cannot predict how long the term of the litigation will last.

Interest expense decreased to $71,000 in the first six months of 2004 from $96,000 in the same period in 2003 primarily as a result of lower outstanding debt balances. Interest income increased to $436,000 in the first six months of 2004 from $169,000 in the same period in 2003, as a result of substantially larger balances available for investment.

During the first six months of 2004 and 2003, we recorded provisions for foreign income taxes of approximately $9,000 and $15,000, respectively.

Liquidity and Capital Resources

	June 30, 2004	December 31, 2003
	(In thousands)
Cash and cash equivalents	$13,437	$30,695
Short-term investments	52,603	33,329
Working capital	67,933	67,171

Our cash, cash equivalents and short-term investments increased approximately $2.0 million during the first six months of 2004 to approximately $66.0 million at June 30, 2004, primarily as a result of positive cash flow from operations of approximately $1.9 million and proceeds from the exercise of stock options of approximately $1.5 million, partially offset by our purchase of approximately $600,000 of equipment and approximately $564,000 of debt repayments. At June 30, 2004, our working capital was approximately $67.9 million.

Net cash provided by operating activities was approximately $1.9 million in the first six months of 2004. This resulted from a decrease of approximately $1.4 million in accounts receivable, primarily related to increased collection efforts, depreciation and amortization of approximately $1.2 million and non-cash charges of approximately $526,000 related to stock-based compensation expense and provisions for excess and obsolete inventories, offset by inventory increases of $1.1 million, a reduction of accounts payable and accruals of $112,000, prepaid expense increases of $64,000 and the approximate $20,000 loss for the period. Accounts receivable are expected to grow as our sales increase and the proportion of sales increase to parties such as the CDC, hospitals and Medtech, which have 60-day payment terms.

Net cash used in investing activities during the first quarter of 2004 was approximately $20.0 million. We purchased a net amount of $19.4 million of short-term investments and purchased approximately $600,000 of property and equipment.

Capital expenditures are anticipated to increase during 2004 to approximately $2.0 million as a result of additional expenditures we intend to make for the purchase and installation of manufacturing and research and development equipment. We also expect to purchase additional information systems equipment and to upgrade certain older equipment in 2004.

Net cash provided by financing activities was approximately $928,000, reflecting the proceeds of approximately $1.5 million received from the sale of common stock pursuant to the exercise of stock options, offset by approximately $564,000 of loan principal repayments.

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

The $887,000 mortgage loan matures in September 2012, bears interest at an annual floating rate equal to Comerica’s prime rate (4% at June 30, 2004), and is repayable in fixed monthly principal and interest installments of $7,426 through September 2007, at which time the interest rate and fixed monthly repayment amount will be reset for the remaining 60 monthly installments. The outstanding balance of the loan at June 30, 2004 was $792,692.

The $3.0 million term loan matures in March 2006, bears interest at a fixed rate of 4.97% and is repayable in forty-two consecutive equal monthly principal payments of $71,429, plus interest. The outstanding balance of the loan at June 30, 2004 was $1.5 million.

Under the New Non-Revolving Line, we can borrow up to $4.0 million to finance eligible equipment and software purchases through December 31, 2004. Interest on outstanding borrowings accrues at a rate, selected at our option, equal to Comerica’s prime rate, 180-day or 360-day LIBOR plus 2.625%, or the 4-year Treasury Note Rate plus 2.30%, determined at the time of each borrowing. Borrowings are repayable in 48 (for equipment purchases) or 36 (for software purchases) consecutive, equal monthly principal installments, plus interest. We had no outstanding borrowings under this facility at June 30, 2004.

As of June 30, 2004, we had an outstanding balance of $412,192 under the Original Non-Revolving Line consisting of four individual loans of (i) $107,872 with a fixed annual interest rate of 5.07%, (ii) $152,420 with a floating annual interest rate equal to Comerica’s prime rate of 4.0% at June 30, 2004, (iii) $74,719 with a floating annual interest rate equal to Comerica’s prime rate of 4.0% at June 30, 2004, and (iv) $77,181 with a floating annual interest rate equal to Comerica’s prime rate of 4.0% at June 30, 2004.

Under the revolving working capital line of credit, we can borrow up to $4.0 million to finance working capital and other needs. Interest on outstanding borrowings accrues at a rate, selected at our option, equal to Comerica’s prime rate less 0.25%, or 30-day LIBOR plus 2.55%, determined at the time of the initial borrowing. Borrowings are repayable by September 10, 2004, with interest payable monthly. We had no outstanding borrowings under this facility at June 30, 2004.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our manufacturing facility in Bethlehem, Pennsylvania. Borrowings under the equipment and software non-revolving line and the revolving working capital line are limited to commercially standard percentages of equipment and software purchases and accounts receivable, respectively. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants at June 30, 2004 and expect to remain in compliance with all covenants during 2004. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

We have entered into a ten-year facility lease with Tech III Partners, LLC (“Tech Partners”), an entity owned and controlled by two of our former executive officers. Under the terms of this operating lease, we began leasing a 48,000 square-foot facility in October 2002 at a base rent of $780,000 per year, increasing to $858,240 per year, during the initial ten-year term. The base rental may be increased after the fifth year of the initial term in order to reflect changes in the interest rate on debt incurred by Tech Partners to finance construction of the leased facilities. We have not guaranteed any debt incurred by Tech Partners. The lease also provides us with options to renew the lease for an additional five years at a rental rate of $975,360 per year, and to purchase the facility at any time during the initial ten-year term based on a formula set forth in the lease. We are evaluating whether to exercise our option under the lease to purchase the facility.

The combination of our current cash position and available borrowings under our Credit Facility is expected to be sufficient to fund our operating and capital needs for the foreseeable future. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products, market acceptance of new products, competing technological and market developments, the potential exercise of our options to purchase one, or both, of our leased facilities in Bethlehem, Pennsylvania, and other factors.

Certain Relationships and Related Transactions

In connection with the announcement that Mike Gausling, our former President and Chief Executive Officer, intended to retire from the Company by the end of 2004, in March 2004, we entered into a transition agreement with Mr. Gausling, which replaced and terminated his employment agreement. In June 2004, Mr. Gausling resigned from his position as President, Chief Executive Officer and a member of the Board, and his successor was named.

Pursuant to his transition agreement, Mr. Gausling will continue to be employed by our Company until December 31, 2004, unless his employment is terminated for cause (as defined therein). During 2004, Mr. Gausling will receive an annual base salary of $325,000, will be entitled to full executive benefits under our group health and other benefit arrangements, and will be entitled to a cash bonus under our 2004 Self-Funding Annual Bonus Plan payable, if at all, at the same time as other executives participating in the plan receive bonuses. Mr. Gausling was also granted a non-qualified option to purchase 100,000 shares of common stock, pursuant to our 2000 Stock Award Plan.

During 2005, Mr. Gausling will receive salary continuation payments in an aggregate amount of $325,000, payable in four equal installments at the end of each fiscal quarter during 2005. If Mr. Gausling elects to obtain continuing coverage under our health benefit plan pursuant to COBRA beginning January 1, 2005, we will reimburse Mr. Gausling for the cost of his COBRA premiums for the 12-month period ending December 31, 2005.

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations at June 30, 2004 for future payments under contracts and other contingent commitments, for the years ending December 31, 2004 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt[1]	$3,019,233	$565,115	$1,130,071	$478,806	$138,062	$122,249	$584,930
Operating leases[2]	7,181,876	749,329	890,892	780,000	783,108	798,854	3,179,693
Employment contracts[3]	3,810,880	893,345	1,786,690	930,845	200,000	—
Purchase obligations[4]	4,426,081	4,060,016	366,065	—	—	—	—
Minimum commitments under contracts[5]	7,800,000	50,000	325,000	525,000	725,000	725,000	5,450,000

Total contractual obligations	$26,238,070	$6,317,805	$4,498,718	$2,714,651	$1,846,170	$1,646,103	$9,214,623

[1]	Represents principal repayments required under notes payable to our lenders.
[2]	Represents payments required under our operating leases.
[3]	Represents salary, retention bonus or severance payments payable under the terms of employment agreements executed by us with certain officers.
[4]	Represents payments required by non-cancelable purchase orders related to inventory, capital expenditures and other goods or services.
[5]	Represents payments required pursuant to certain research, licensing and royalty agreements executed by the Company.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $183,839 at June 30,

2004. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period (approximately $89,000, $213,000, and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively). Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. Also, at June 30, 2004, approximately $2.4 million or 35% of our accounts receivable were due from two major customers. Any significant changes in the liquidity or financial position of these customers, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either the inventories’ carrying value is reduced or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. During the years ended December 31, 2003, 2002 and 2001, we wrote-off inventory which had a cost of approximately $500,000, $1.4 million, and $600,000, respectively, as a result of manufacturing scrap levels and product expiration issues. Forecasting product demand can be a complex process, especially for a new product such as our OraQuick® rapid HIV-1/2 antibody test. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Long-lived and Intangible Assets. Our long-lived assets are comprised of property and equipment and an investment in a nonaffiliated entity, and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $9.2 million or 10.5% of our total assets at June 30, 2004. Our investment in a privately-held nonaffiliated company is recorded under the cost method of accounting, because we do not have a controlling interest in this company nor do we have the ability to exert significant influence over the operating and financial policies of this investee company. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology, and negative financial performance of our nonaffiliated investee company. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through June 30, 2004. Any unanticipated significant impairment in the future, however, could have a material adverse impact on our balance sheet and future operating results.

Deferred Tax Assets. At December 31, 2003, we have federal net operating loss (“NOL”) carryforwards of approximately $76.6 million. The deferred tax asset associated with these NOLs and other temporary differences is approximately $31.7 million at December 31, 2003. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOL can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative and recent history of losses and projections for future taxable income over the periods in which the deferred tax assets are deductible or able to be utilized, we believe that a full valuation allowance is necessary at this time. Our level of future profitability could cause us to conclude that all or a portion of the deferred tax asset will be realizable. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset and would begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

We do not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in The Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations for this operation from euros to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented approximately $408,000 and $823,000 or 3.1% and 3.2% of our total revenues for the three months and six months ended June 30, 2004, respectively. We do not expect the risk of foreign currency fluctuations to be material.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. The evaluation referred to in paragraph (a) of this Item did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2004, we commenced a patent infringement lawsuit against Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). Additional information regarding this lawsuit is set forth in the Section entitled, “Item 5. Other Information,” below.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders (the “Annual Meeting”) held on May 18, 2004, the following individuals were elected by the votes indicated as Class I directors of the Company for terms expiring at the 2007 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Carter H. Eckert	34,119,768	6,037,383
Frank G. Hausmann	35,281,144	4,876,007
Douglas G. Watson	36,767,266	3,389,885

At the Annual Meeting, stockholders also approved an amendment to the OraSure Technologies, Inc. 2000 Stock Award Plan (the “Plan”), which increased the number of shares authorized for issuance under the Plan by 3,000,000 shares, from 4,300,000 shares to 7,300,000 shares, plus other shares that become available under the terms of the Plan. Voting results on the amendment were as follows: 18,176,178 shares were voted for the amendment, 9,260,282 shares were voted against this amendment, and 118,289 shares abstained. There were 16,871,194 broker non-votes.

Item 5. OTHER INFORMATION

On July 23, 2004, we filed a lawsuit against Schering-Plough for infringement of several of our patents relating to the technology for the cryosurgical removal (i.e., freezing) of warts and other benign skin lesions. The suit was commenced in the United States District Court for the Eastern District of Pennsylvania, and alleges that Schering-Plough’s manufacture and sale of its Dr. Scholls® Freeze Away™ cryosurgical wart removal product in the United States over-the-counter market infringes the following United States patents: Nos. 5,738,682; 6,092,527 and 4,865,028. We are requesting injunctive relief and the payment of damages, and intend to file an application for a preliminary injunction in order to stop the further sale of the Freeze Away™ product by Schering-Plough in the United States during the pendency of the litigation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibits are listed on the attached Exhibit Index following the signature page of this Report.

(b)	Reports on Form 8-K.

Current Report on Form 8-K, dated April 27, 2004, (i) announcing the retirement of R. Sam Niedbala, the Company’s Executive Vice President and Chief Science Officer, and (ii) reporting our announcement of financial results for the quarter ended March 31, 2004.

Current Report on Form 8-K, dated June 24, 2004, reporting our announcement of (i) the receipt of a worldwide, non-exclusive sublicense from Bio-Rad Laboratories under certain patents related to the Human Immunodeficiency Virus,

Type 2 (“HIV-2”); (ii) the appointment of Douglas A. Michels as our President and Chief Executive Officer and a member of our Board of Directors; and (iii) the receipt of U.S. Food and Drug Administration (“FDA”) approval of our OraQuick® Rapid HIV-1/2 Antibody Test for use in detecting HIV-2 in oral fluid samples.

Current Report on Form 8-K, dated June 28, 2004, reporting our announcement of the receipt of FDA approval of a CLIA (Clinical Laboratory Improvements Amendments of 1988) waiver for our OraQuick® Rapid HIV-1/2 Antibody Test.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 3, 2004	Ronald H. Spair
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 3, 2004	Mark L. Kuna
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Distribution Agreement, dated as of April 24, 2003, between OraSure Technologies, Inc. and Medtech Holdings, Inc.*

10.2	OraSure Technologies, Inc. 2000 Stock Award Plan, as amended effective as of May 18, 2004.**

10.2.1	Form of Restricted Share Grant Agreement.**

10.3	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels.**

10.4	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair.**

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and P. Michael Formica.**

10.6	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Joseph E. Zack.**

10.7	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett.**

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.
**	Management contract or compensatory plan or arrangement.