Form 10-Q
period 2005-06-30
ORASURE TECHNOLOGIES INC
filed 2005-08-05
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of July 29, 2005: 45,287,396

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,728,862	$10,121,208
Short-term investments	50,734,444	56,602,248
Accounts receivable, net of allowance for doubtful accounts of $349,424 and $345,257	8,752,806	7,073,988
Inventories	4,127,297	4,951,979
Prepaid expenses and other	1,192,181	1,195,085

Total current assets	85,535,590	79,944,508

PROPERTY AND EQUIPMENT, net	5,143,715	5,551,261

PATENTS AND PRODUCT RIGHTS, net	1,706,817	2,080,363

OTHER ASSETS	465,427	488,192

	$92,851,549	$88,064,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$904,464	$1,122,455
Accounts payable	2,009,217	2,360,214
Accrued expenses	7,800,302	7,552,279

Total current liabilities	10,713,983	11,034,948

LONG-TERM DEBT	992,731	1,334,236

OTHER LIABILITIES	249,927	118,135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 45,038,466 and 44,631,731 shares issued and outstanding	45	45
Additional paid-in capital	212,939,311	209,948,075
Deferred compensation	(3,592,367)	(2,916,503)
Accumulated other comprehensive loss	(326,152)	(324,669)
Accumulated deficit	(128,125,929)	(131,129,943)

Total stockholders’ equity	80,894,908	75,577,005

	$92,851,549	$88,064,324

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Product	$17,304,419	$13,122,039	$33,048,395	$25,410,907
Licensing and product development	125,763	92,674	210,077	212,414

	17,430,182	13,214,713	33,258,472	25,623,321

COSTS OF PRODUCTS SOLD	7,970,140	5,524,736	14,340,763	10,715,266

Gross profit	9,460,042	7,689,977	18,917,709	14,908,055

COSTS AND EXPENSES:
Research and development	1,254,100	1,513,617	2,452,634	3,280,774
Sales and marketing	4,456,310	3,780,765	8,323,789	7,431,481
General and administrative	2,787,627	2,446,174	5,964,207	4,572,146

	8,498,037	7,740,556	16,740,630	15,284,401

Operating income (loss)	962,005	(50,579)	2,177,079	(376,346)

INTEREST EXPENSE	(25,274)	(39,981)	(52,599)	(71,394)

INTEREST INCOME	466,783	230,022	838,844	435,781

OTHER, NET	—	—	420	—

FOREIGN CURRENCY GAIN	39,162	7,625	40,270	1,332

Income (loss) before income taxes	1,442,676	147,087	3,004,014	(10,627)

INCOME TAXES	—	4,961	—	9,461

NET INCOME (LOSS)	$1,442,676	$142,126	$3,004,014	$(20,088)

EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	$0.03	$0.00	$0.07	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	44,783,546	44,465,017	44,714,521	44,368,443

DILUTED	45,871,551	45,334,105	45,475,167	44,368,443

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$3,004,014	$(20,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	917,871	197,952
Depreciation and amortization	1,228,634	1,204,290
Provision for loss on property and equipment	196,011	6,599
Provision for excess and obsolete inventories	1,712,724	327,866
Changes in assets and liabilities:
Accounts receivable	(1,678,818)	1,425,037
Inventories	(888,042)	(1,087,112)
Prepaid expenses and other current assets	71,726	(64,269)
Accounts payable, accrued expenses, and other liabilities	280,266	(112,410)

Net cash provided by operating activities	4,844,386	1,877,865

INVESTING ACTIVITIES:
Purchases of short-term investments	(28,147,550)	(36,322,110)
Proceeds from maturities and redemptions of short-term investments	34,047,419	16,874,400
Purchases of property and equipment	(522,236)	(599,789)
Expenditures for patents and in-process technology	(300,000)	—
Increase in other assets	(50,000)	(623)

Net cash provided by (used in) investing activities	5,027,633	(20,048,122)

FINANCING ACTIVITIES:
Repayments of long-term debt	(559,496)	(563,644)
Proceeds from issuance of common stock	1,756,812	1,491,606
Retirement of common stock	(428,133)	—

Net cash provided by financing activities	769,183	927,962

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(33,548)	(16,047)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,607,654	(17,258,342)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,121,208	30,695,177

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,728,862	$13,436,835

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents. We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of June 30, 2005 and December 31, 2004, cash equivalents consisted of commercial paper, U.S. government agency obligations, state and local government agency obligations, and corporate bonds.

Short-term Investments. We consider all short-term investments to be available-for-sale securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are comprised of certificates of deposits, commercial paper, U.S. government agency obligations, state and local government agency obligations, asset-backed obligations, and corporate bonds, all with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive loss.

The following is a summary of our available-for-sale securities at June 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2005
Certificates of deposit	$16,489,500	$—	$(881)	$16,488,619
Commercial paper	2,559,275	—	(822)	2,558,453
Government agency bonds	18,710,652	—	(59,227)	18,651,424
State and local government agency obligations	861,900	234	(596)	861,537
Corporate bonds	12,206,789	434	(32,814)	12,174,411

Total available-for-sale securities	$50,828,116	$668	$(94,340)	$50,734,444

December 31, 2004
Certificates of deposit	$18,702,211	$56	$(29,411)	$18,672,856
Commercial paper	4,281,910	185	—	4,282,095
Government agency bonds	21,112,676	113	(61,631)	21,051,158
State and local government agency obligations	629,322	162	(1,059)	628,425
Asset-backed obligations	1,002,116	—	(866)	1,001,250
Corporate bonds	10,999,750	431	(33,717)	10,966,464

Total available-for-sale securities	$56,727,985	$947	$(126,684)	$56,602,248

At June 30, 2005, maturities of investments were as follows:
Less than one year	$50,828,116	$668	$(94,340)	$50,734,444
1 – 2 years	—	—	(—)	—

Total available-for-sale securities	$50,828,116	$668	$(94,340)	$50,734,444

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2005	December 31, 2004
Raw materials	$2,406,442	$3,405,578
Work-in-process	798,232	659,304
Finished goods	922,623	887,097

	$4,127,297	$4,951,979

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

Significant Customer Concentration. For the three-month period ended June 30, 2005, three individual customers accounted for 16, 11, and 10 percent of total revenues as compared to 25, 10, and 0 percent for the same period of 2004. For the six-month period ended June 30, 2005, these customers accounted for 21, 12, and 5 percent of total revenues as compared to 25, 13, and 0 percent for the same period of 2004. The same customers also accounted for approximately 13, 8, and 20 percent of accounts receivable as of June 30, 2005 and 23, 8, and 0 percent of accounts receivable as of December 31, 2004.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,442,676	$142,126	$3,004,014	$(20,088)

Weighted average shares of common stock outstanding:
Basic	44,783,546	44,465,017	44,714,521	44,368,443
Dilutive effect of stock options, warrants and restricted shares	1,088,005	869,088	760,646	—

Diluted	45,871,551	45,334,105	45,475,167	44,368,443

Earnings (loss) per share:
Basic	$0.03	$0.00	$0.07	$(0.00)

Diluted	$0.03	$0.00	$0.07	$(0.00)

For the three-month and six-month periods ended June 30, 2005 and 2004, outstanding common stock options, warrants, and unvested restricted stock, representing 347,792, 388,251, 1,800,335 and 5,777,270 shares, respectively, were excluded from the computation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive.

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

We have elected to adopt the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under SFAS No. 123, compensation expense related to stock-based awards granted to employees and directors is computed based on the fair value of the award at the date of grant using an option valuation methodology, typically the Black-Scholes option pricing model. Pursuant to the disclosure requirements of SFAS No. 123, had compensation expense for our stock-based awards been determined based upon the fair value of the awards at the date of grant, our net income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004 would have been impacted as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$1,442,676	$142,126	$3,004,014	$(20,088)
Add: stock-based employee compensation expense included in net income (loss)	450,457	134,180	917,871	197,952
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,234,705)	(1,392,745)	(2,569,714)	(2,641,239)

Pro forma	$658,428	$(1,116,439)	$1,352,171	$(2,463,375)

Basic and diluted income (loss) per share:
As reported	$0.03	$0.00	$0.07	$(0.00)

Pro forma	$0.01	$(0.03)	$0.03	$(0.06)

In May 2005, we modified the term of two individual Stock option grants. As a result, compensation expense of $33,992 was recorded during the three-month and six-month periods ended June 30, 2005. No such expense was recorded for the comparable periods in 2004.

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

In December 2004, the FASB issued SFAS No. 123 Revised, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires employee stock options to be accounted for in the statement of operations based on their fair values on the date of grant, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service period. The requirements of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company is considering the potential implementation of different valuation models to determine the fair value of stock-based compensation and, therefore, has not yet completed evaluating the impact of adopting SFAS No. 123R on its results of operations. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the three-month and six-month periods ended June 30, 2005, net income would have been reduced by approximately $784,000 and $1.7 million, respectively.

3. Accrued Expenses:

	June 30, 2005	December 31, 2004
Payroll and related benefits	$2,344,783	$2,069,309
Royalties	2,012,206	1,069,932
Deferred revenue	1,521,220	1,353,711
Advertising	839,102	603,009
Professional fees	390,018	1,227,087
Laboratory testing fees	226,986	249,041
License fees	—	300,000
Other	465,987	680,190

	$7,800,302	$7,552,279

At June 30, 2005, accrued payroll and related benefits increased primarily as a result of an increase in accrued commissions and payroll, partially offset by the payment of annual bonuses during the first quarter. Accrued royalties and advertising expenses at June 30, 2005 and December 31, 2004 are primarily related to our OraQuick® and Freeze Off™ products. Deferred revenue at June 30, 2005 and December 31, 2004 consisted primarily of customer prepayments, totaling $1,101,868 and $1,041,711, respectively. Professional fees at June 30, 2005 decreased primarily as a result of the payment of legal fees related to current litigation. License fees at December 31, 2004 are related to a sublicense agreement for certain HIV-2 patents held by a third party, which we entered into in June 2004 and were payable, and paid, in June 2005.

4. Stockholders’ Equity

During the six-month period ended June 30, 2005, we granted 292,188 restricted shares of our common stock to certain key officers and members of management. These shares are nontransferable and are subject to three-year vesting requirements. Upon granting of these restricted shares, deferred compensation cost equivalent to the market value at the date of grant was charged to stockholders’ equity and is subsequently being amortized over the three-year period during which the restrictions lapse. In connection with these restricted share grants, we initially recorded $1,635,668 of deferred compensation, which was subsequently reduced by $75,925 due to restricted stock forfeitures, during the six-month period ended June 30, 2005. Amortization of deferred compensation related to these and previous grants was $450,457, $134,180, $883,879 and $197,952 during the three-month and six-month periods ended June 30, 2005 and 2004, respectively.

In connection with the vesting of restricted shares during the three-month and six-month periods ended June 30, 2005, we withheld and immediately retired 43,699 and 46,751 shares with aggregate values of $408,157 and $428,133, respectively.

5. Geographic Area Information

We operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total revenues by geographic area (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
United States	$16,180	$11,797	$30,321	$22,722
Europe	973	908	2,286	1,984
Other regions	277	510	651	917

	$17,430	$13,215	$33,258	$25,623

6.	Provision for Loss on Assets

During the first six months of 2005, the Company explored options with respect to one of its products, including transitioning the manufacturing of the product to the Company’s distribution partner. The Company was not able to determine an outlet for this product and as a result, recorded a $1,512,898 charge in June 2005 to reflect the provision for loss on inventory and fixed assets related to this product.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, expenses, cash flow or other financial performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and other new products or technology; ability to fund research and development and other projects and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical product components; availability of related products produced by third parties; ability to obtain and timing of obtaining necessary regulatory approvals; ability to comply with applicable regulatory requirements; history of losses and ability to achieve sustained profitability; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to retain qualified personnel; exposure to product liability, patent infringement, and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks, war and civil unrest; ability to identify, complete and realize the full benefits of potential acquisitions; and general political, business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our filings with the Securities and Exchange Commission, including our registration statements and our Annual Report on Form 10-K for the year ended December 31, 2004. Although forward-looking statements help to provide complete information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

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

Our diagnostic product offerings primarily target the infectious disease and substance abuse testing segments of the in vitro diagnostic market, and are used in both laboratories as well as the emerging, and rapidly growing, point-of-care marketplace. Our OraSure® and Intercept® oral fluid collection devices, and their related assays, are processed in a laboratory, while the OraQuick® rapid HIV antibody test is designed for use at the point-of-care. Our cryosurgical product, which is sold under the names Histofreezer® and Freeze Off™, is also used at the point-of care.

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

During the first six months of 2005, we continued to increase sales and gain market acceptance for our products. As a result, we reported strong financial results for the first half of 2005. Our total revenues were $33.3 million, or an increase of 30% over the comparable period in 2004, and our net income was $3.0 million, representing an improvement of more than $3.0 million over the first half of 2004. Our liquidity also improved, as we reported $4.8 million in cash flow from operations during the first six months of 2005 and had $71.5 million in cash, cash equivalents and short-term investments as of June 30, 2005.

Sales into the infectious disease testing market increased significantly during the first six months of 2005 due to the continued market acceptance of our OraQuick® device. This resulted largely from sales directly to various public health organizations, sales to the Centers for Disease Control and Prevention (“CDC”) for further distribution in the public health market, sales to the Substance Abuse and Mental Health Services Administration (“SAMHSA”) for further distribution to drug treatment centers and other clinics, and sales both directly and through Abbott Laboratories into the hospital market.

In 2004, the CDC and SAMHSA placed purchase orders totaling $6.3 million for OraQuick® devices and related testing materials. Both of these orders were for the OraQuick® ADVANCE™ rapid HIV-1/2 antibody test only. We expect that federal governmental agencies will make future bulk purchases of OraQuick® ADVANCE™ for further distribution to the public health and other markets throughout the United States.

In February 2005, we entered into a new agreement for the distribution of OraQuick® ADVANCE™ with Abbott Laboratories. Under this agreement, Abbott was appointed as our exclusive distributor in the U.S. hospital market and as a non-exclusive distributor in the U.S. physicians’ office marketplace. As our exclusive distributor to hospitals, Abbott will sell OraQuick® ADVANCE™ to federal hospitals under the terms and conditions of our Federal Supply Schedule that is filed with the U.S. General Services Administration. We have retained exclusive rights to all other markets, including the public health and criminal justice markets, the military, the CDC, SAMHSA and other government agencies. In 2004, we deployed a small sales force that provided direct access to and marketing support for the sales of our OraQuick® test into the hospital market. This sales force now supports Abbott and works together with Abbott sales representatives to maximize the penetration of OraQuick® ADVANCE™ in the hospital market.

The markets for rapid HIV testing are very competitive and the level of competition is expected to increase, which could affect sales of our OraQuick® tests. For example, the Ortho Diagnostics division of Johnson & Johnson and Bio-Rad Laboratories each sell competing laboratory-based HIV-1 enzyme immunoassays, and Calypte, Inc. sells an HIV-1 screening test for urine, in the United States. In addition, MedMira and Trinity Biotech have each received U.S. Food and Drug Administration (“FDA”) approval to sell competing rapid HIV-1 blood tests and Bio-Rad recently received FDA approval for a rapid HIV-1/2 blood test. We believe these tests, under their current FDA approvals, will compete with our OraQuick® tests in the hospital or other laboratory settings. In addition, Trinity Biotech has received CLIA waiver for its rapid finger stick HIV-1 blood test, and we believe that this test will compete with our OraQuick® tests in the public health and other markets outside of the traditional hospital and laboratory settings. These companies, or others, may continue to expand the bodily fluids with which a rapid HIV test may be performed or develop and commercialize new rapid tests, either of which would provide further competition for our OraQuick® tests.

Sales to the substance abuse testing market also increased during the second quarter of 2005, reflecting the growing acceptance of our Intercept® collection device and related oral fluid drug assays, as corporate and criminal justice customers continued to shift to oral fluid and away from traditional urine-based drug testing. We expect continuing growth in the utilization of our Intercept® product line, primarily in the United States.

In April 2004, SAMHSA published proposed guidelines that would, if adopted, include oral fluid testing as an accepted drug testing method for federal employees. We have responded to SAMHSA’s proposed guidelines with a comment letter and await the final guidelines that will apply to both our Intercept® and UPlink® drugs of abuse testing products. We are unable to predict at this time whether additional modifications may be required to bring our

UPlink® or Intercept® products into compliance with the guidelines when finally adopted or what affect, if any, non-compliance with the final guidelines will have on our product offerings. Compliance with the guidelines will be required in order for us to sell our drug testing products to federal employees and possibly other industries that are influenced by the federal guidelines in structuring their drug testing programs.

As part of the strategic business review we completed in late 2004, we concluded that the roadside drugs of abuse testing market for UPlink® may not be as attractive as a number of other opportunities we are pursuing. During the first six months of 2005, we explored our options with respect to the UPlink® product, including transitioning the manufacturing of the product to our distribution partner, Dräger Safety. Throughout this period, we were not able to reach an agreement with Dräger Safety or determine an alternative outlet for this product. In addition, we were advised that Dräger will no longer promote the sale of the UPlink® product. As a result, we recorded a $1.5 million charge in June 2005 to reflect a provision for loss on inventory and fixed assets related to our UPlink® product.

Sales to the cryosurgical systems market during the second quarter of 2005 have decreased slightly. The cryosurgical systems market represents sales of Histofreezer® into both the domestic and international physicians’ office markets and sales of the over-the-counter (“OTC”) formulation of this product, called Freeze Off™, to our partner, Medtech Holdings, Inc. (“Medtech”), a wholly-owned subsidiary of Prestige Brands Holdings, Inc. Medtech distributes Freeze Off™ to consumers under its Compound W® trademark in the OTC market in the United States and is the owner of both tradenames.

In June 2005, we entered into an agreement with SSL International plc (“SSL”) under which we will manufacture and supply, and SSL will distribute on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product will be manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks, and is expected to be made initially available for retail purchase in pharmacies and retail outlets in the United Kingdom, France, Germany, Spain, and Italy in the fall of 2005 and in other European countries, Australia and New Zealand beginning in early 2006.

In July 2004, we filed a lawsuit against Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) for infringement of several of our patents relating to the technology for the cryosurgical removal (i.e., freezing) of warts and other benign skin lesions. The suit was commenced in the United States District Court for the Eastern District of Pennsylvania, and alleges that Schering-Plough’s manufacture and sale of its Dr. Scholl’s® Freeze Away™ cryosurgical wart removal product in the over-the-counter market infringes three of our patents. We are seeking injunctive relief and the payment of damages, and Schering-Plough has raised several defenses, including that their Freeze Away™ device does not infringe our patents and that one or more of our patents are either invalid or unenforceable. We currently expect that a final trial on the merits in this matter will occur during the fourth quarter of 2005.

Sales to the insurance risk assessment market remained consistent in the second quarter of 2005. We anticipate little growth in the insurance risk assessment market until we are successful in developing new oral fluid based diagnostic tests for additional predictive health markers desired by the insurance industry.

In January 2005, the lease on our Oregon facility expired and all operations at that location have now ceased. The absence of this lease has reduced and will continue to reduce our operating expenses.

Because of the regulatory approvals needed for most of our products, we often are required to rely on sole source providers for critical components and materials and on related products supplied by third parties. This is particularly true for our OraQuick® tests, our OraSure® oral fluid collection device and our oral fluid Western blot HIV-1 confirmatory product. If we are unable to obtain necessary components or materials from these sole sources, the time required to develop replacements and obtain the required FDA approvals could disrupt our ability to sell the affected products. Any delay or interruption in our ability to manufacture the oral fluid Western blot HIV-1 confirmatory test would adversely affect sales of our OraSure® oral fluid collection device, as our customers are not expected to purchase OraSure® devices if an oral fluid Western blot HIV-1 confirmatory test is not readily available. In addition, if the HIV-1 enzyme immunoassay approved by the FDA for use with our OraSure® collection device, which is manufactured by a third party, is either unavailable or experiences quality or performance problems, sales of our OraSure® device could be adversely affected.

Results of Operations

Three months ended June 30, 2005 compared to June 30, 2004

Total revenues increased 32% to approximately $17.4 million in the second quarter of 2005 from approximately $13.2 million in the comparable quarter in 2004, primarily as a result of increased sales of our OraQuick® ADVANCE™ rapid HIV-1/2 antibody test and our Intercept® oral fluid drug test, partially offset by lower sales in the cryosurgical systems market. International sales accounted for 7% of total revenues in the second quarter of 2005.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars		Percent Change Inc. (Dec.)	Percentage of Total Revenues
	2005	2004		2005	2004
Market revenues
Insurance risk assessment	$1,974	$1,905	4%	11%	14%
Infectious disease testing	7,509	3,970	89	43	30
Substance abuse testing	3,540	2,389	48	20	18
Cryosurgical systems	4,281	4,858	(12)	25	37

Product revenues	17,304	13,122	32	99	99
Licensing and product development	126	93	35	1	1

Total revenues	$17,430	$13,215	32%	100%	100%

Sales to the insurance risk assessment market in the second quarter of 2005 increased slightly as compared to the second quarter of 2004. We currently expect that our 2005 revenues in this market segment will remain at approximately the levels attained in 2004.

Sales to the infectious disease testing market increased 89% to approximately $7.5 million in the second quarter of 2005, primarily as a result of the increasing strength of our OraQuick® ADVANCE™ rapid HIV-1/2 antibody test. OraQuick® sales totaled approximately $6.3 million and $2.3 million in the second quarters of 2005 and 2004, respectively. OraSure® sales totaled approximately $1.2 million and $1.6 million in the second quarters of 2005 and 2004, respectively.

In the second quarters of 2005 and 2004, we recorded approximately $2.2 million and $720,000, respectively, in direct sales of OraQuick® to the U.S. public health market and approximately $879,000 and $923,000, respectively, to the CDC. We also had OraQuick® sales of approximately $1.7 million and $0 to SAMHSA, approximately $939,000 and $401,000 to Abbott, approximately $371,000 and $228,000 to the international marketplace, and approximately $203,000 and $67,000 directly to hospital customers, in the second quarters of 2005 and 2004, respectively. Sales of OraQuick® ADVANCE™ in the United States totaled $4.6 million, or 80% of total U.S. OraQuick® sales in the second quarter of 2005.

We believe that our OraQuick® ADVANCE™ device, which is FDA-approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and will allow us to more fully implement a strategy to sell OraQuick® internationally. We are currently pursuing CE marking for our OraQuick® ADVANCE™ product which would allow us to sell our product in Europe. Our goal is to obtain a CE mark for OraQuick® ADVANCE™ in the third quarter of 2005, and obtain several country-specific registrations thereafter allowing us to launch the product in Europe in late 2005.

Although sales of OraQuick® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick® tests. It is not possible at this time, however, to estimate the extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick® tests.

Sales to the substance abuse testing market increased 48% to approximately $3.5 million in the second quarter of 2005, primarily as a result of increased sales of our Intercept® oral fluid drug testing service in the U.S. workplace and international markets. Sales into the U.S. workplace and international markets increased 162% and 23% to approximately $1.7 million and $477,000, respectively, in the second quarter of 2005. We expect continued growth in Intercept® sales through the remainder of 2005 as customers continue to shift from urine-based to oral fluid-based drug testing methods.

Revenues from our UPlink® rapid point-of-care oral fluid drug detection system approximated $30,000 and $129,000 in the second quarter of 2005 and 2004, respectively. As part of the strategic business review we completed in late 2004, we concluded that the roadside drugs of abuse testing market for UPlink® may not be as attractive as a number of other opportunities we are pursuing. During the first six months of 2005, we explored our options with respect to the UPlink® product, including transitioning the manufacturing of the product to our distribution partner, Dräger Safety. Throughout this period, we were not able to reach an agreement with Dräger Safety or determine an alternative outlet for this product. In addition, we were advised that Dräger will no longer promote the sale of the UPlink® product. As a result, we recorded a $1.5 million charge in June 2005 to reflect a provision for loss on inventory and fixed assets related to our UPlink® product.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 12% to approximately $4.3 million in the second quarter of 2005. This decrease was primarily the result of a reduction in sales of our OTC cryosurgical product, called Freeze Off™, to Medtech, the owner of the Compound W® line of wart removal products, to $2.8 million in the second quarter of 2005, compared to $3.3 million during the comparable period in 2004.

The Freeze Off™ product is being sold under Medtech’s Compound W® trademark. The five-year distribution agreement with Medtech requires minimum purchases of at least $2.0 million each year over the life of the contract in order for Medtech to maintain its exclusive distribution rights to the OTC market in the United States.

In June 2005, we entered into an agreement with SSL under which we will manufacture and supply, and SSL will distribute on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product will be manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks, and is expected to be made initially available for retail purchase in pharmacies and retail outlets in the United Kingdom, France, Germany, Spain, and Italy in the fall of 2005 and in the other licensed countries outside the Americas (i.e., North America, South America and Central America) beginning in early 2006. We expect sales of domestic and international OTC cryosurgery products to approximate $2.8 million in the third quarter of 2005.

Sales of our Histofreezer® product to physicians’ offices in the U.S. and international markets decreased 5% and 7% to $1.1 million and $329,000, respectively, in the second quarter of 2005. Despite this decrease, we anticipate that U.S. and international sales of Histofreezer® in the professional market will increase slightly during 2005, as compared to 2004, particularly as we secure additional distributors in countries where the product is currently not sold.

Although it is not our experience to date in the U.S. professional marketplace, it is possible that sales of our OTC cryosurgical products may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. However, it is not possible at this time to estimate the timing or financial impact of such a change, if it occurs at all.

Medtech accounted for approximately 16% and 25% of total revenues for the second quarter of 2005 and 2004, respectively. LabOne, Inc. accounted for approximately 11% and 10% of total revenues for the second quarter of 2005 and 2004, respectively. SAMHSA accounted for approximately 10% and 0% of total revenues for the second quarter of 2005 and 2004, respectively.

Licensing and product development revenues increased by 35% to $126,000 during the second quarter of 2005, from $93,000 in the comparable period in 2004. Licensing and product development revenues are primarily related to our collaborative UPlink® and oral fluid research project, under a grant awarded by the National Institutes of Health. The current annual phase of this grant expired in June 2005. Further revenues under this grant beyond June 2005 will depend on progress achieved in the research and future funding awarded by the National Institutes of Health.

Gross margin in the second quarter of 2005 was approximately 54%, compared to 58% for the second quarter of 2004. Gross margin was negatively affected, by approximately 9 percentage points, due to the $1.5 million charge associated with the UPlink® assets. This decrease was partially offset by more efficient utilization of the Company’s manufacturing capacity.

Research and development expenses decreased 17% to approximately $1.3 million in the second quarter of 2005 from approximately $1.5 million in the same period in 2004, primarily as a result of lower overall staffing costs and lower consulting fees. Research and development costs are expected to increase for the full year during 2005, as compared to 2004, primarily as a result of costs associated with the development of new product offerings and product enhancements for the infectious disease and substance abuse testing markets.

Sales and marketing expenses increased 18% to approximately $4.5 million in the second quarter of 2005 from approximately $3.8 million in the same period in 2004. This increase was primarily the result of increased consulting fees, commissions, travel expenses, compensation and levels of staffing, partially offset by lower advertising expenses. Included in advertising expenses for the second quarters of 2005 and 2004 were $466,000 and $736,000, respectively, payable to Medtech as reimbursement for marketing expenses incurred for the Freeze Off™ product. Pursuant to our agreement with Medtech, we will continue to co-invest in Medtech’s marketing activities for the Freeze Off™ product, and we will reimburse Medtech, on a declining basis over the first four years of the agreement, for a portion of Medtech’s out-of-pocket costs of advertising and promoting this product in the OTC market.

General and administrative expenses increased 14% to approximately $2.8 million in the second quarter of 2005 from approximately $2.4 million in the same period in 2004. This increase was primarily attributable to increased legal fees associated with the Schering-Plough patent litigation, increased amortization of restricted stock grants to management, and increased staffing related expenses. This increase was partially offset by a reduction in rent expense due to the transfer of manufacturing operations to Bethlehem and the expiration of the lease for our Oregon facilities in January 2005. General and administrative expenses are expected to increase further in 2005 versus 2004 as a result of higher legal fees associated with the Schering-Plough litigation.

Interest expense decreased to $25,000 in the second quarter of 2005 from $40,000 in the same period in 2004, primarily as a result of lower outstanding debt balances. Interest income increased to $467,000 in the second quarter of 2005 from $230,000 in the same period in 2004, as a result of higher yields on our investment portfolio.

Although there was income before income taxes during the second quarter of 2005, there was no provision for income taxes primarily due to the utilization of previously unbenefitted net operating loss carryforwards. The utilization of such tax attributes results in a corresponding decrease in deferred tax assets and the related valuation allowance. There also was no provision for foreign income taxes recorded during the second quarter of 2005. During the second quarter of 2004, a provision for foreign income taxes of approximately $5,000 was recorded.

Results of Operations

Six months ended June 30, 2005 compared to June 30, 2004

Total revenues increased 30% to approximately $33.3 million for the six months ended June 30, 2005 from approximately $25.6 million in the comparable period in 2004, primarily as a result of increased sales of our OraQuick® ADVANCE™ rapid HIV-1/2 antibody test, our Intercept® oral fluid drug test, and our Freeze Off™ and Histofreezer® cryosurgical products. International sales accounted for 9% of total revenues during the first six months of 2005.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars		Percent Change Inc. (Dec.)	Percentage of Total Revenues
	2005	2004		2005	2004
Market revenues
Insurance risk assessment	$4,089	$4,190	(2)%	12%	16%
Infectious disease testing	12,635	7,307	73	38	29
Substance abuse testing	6,465	4,583	41	19	18
Cryosurgical systems	9,859	9,331	6	30	36

Product revenues	33,048	25,411	30	99	99
Licensing and product development	210	212	(1)	1	1

Total revenues	$33,258	$25,623	30%	100%	100%

Sales to the insurance risk assessment market were slightly lower in the first six months of 2005, compared to the first six months of 2004. We currently expect that our 2005 revenues in this market segment will remain at approximately the levels attained in 2004.

Sales to the infectious disease testing market increased 73% to approximately $12.6 million in the first six months of 2005, primarily as a result of the increasing strength of our OraQuick® ADVANCE™ rapid HIV-1/2 antibody test. OraQuick® sales totaled approximately $10.3 million and $4.5 million in the first six months of 2005 and 2004, respectively. OraSure® sales totaled approximately $2.3 million and $2.8 million in the first six months of 2005 and 2004, respectively.

In the first six months of 2005 and 2004, we recorded approximately $3.8 million and $1.2 million, respectively, in direct sales of OraQuick® to the U.S. public health market and approximately $1.7 million and $1.6 million, respectively, to the CDC. We also had OraQuick® sales of approximately $1.7 million and $0 to SAMHSA, approximately $1.6 million and $1.2 million to Abbott, approximately $714,000 and $450,000 to the international marketplace, and approximately $734,000 and $67,000 directly to hospital customers, in the first six months of 2005 and 2004, respectively. Sales of OraQuick® ADVANCE™ in the United States totaled $6.6 million, or 72% of total U.S. OraQuick® sales in the first six months of 2005.

We believe that our OraQuick® ADVANCE™ device, which is approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and will allow us to more fully implement a strategy to sell OraQuick® internationally. We are currently pursuing CE marking for our OraQuick® ADVANCE™ product which would allow us to sell our product in Europe. Our goal is to obtain a CE mark for OraQuick® ADVANCE™ in the third quarter of 2005, and obtain several country-specific registrations thereafter allowing us to launch the product in Europe in late 2005.

Although sales of OraQuick® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick® tests. It is not possible at this time, however, to estimate the extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick® tests.

Sales to the substance abuse testing market increased 41% to approximately $6.5 million in the first six months of 2005, primarily as a result of increased sales of our Intercept® oral fluid drug testing service in the U.S. workplace and criminal justice markets. Sales into the U.S. workplace and criminal justice markets increased 128% and 54% to approximately $2.8 million and $1.3 million, respectively, in the first six months of 2005. We expect continued growth in Intercept® sales through the remainder of 2005 as customers continue to shift from urine-based to oral fluid-based drug testing methods.

Revenues from our UPlink® rapid point-of-care oral fluid drug detection system approximated $267,000 and $273,000 in the first six months of 2005 and 2004, respectively. As part of the strategic business review we completed in late 2004, we concluded that the roadside drugs of abuse testing market for UPlink® may not be as attractive as a number of other opportunities we are pursuing. During the first six months of 2005, we explored our options with respect to UPlink®, including transitioning the manufacturing of the product to our distribution partner, Dräger Safety. Throughout this period, we were not able to reach an agreement with Dräger Safety or determine an alternative outlet for this product. In addition, we were advised that Dräger will no longer promote the sale of the UPlink® product. As a result, we recorded a $1.5 million charge in June 2005 to reflect a provision for loss on inventory and fixed assets related to our UPlink® product.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 6% to approximately $9.9 million in the first six months of 2005. This increase was primarily the result of an increase in sales of our OTC cryosurgical product, called Freeze Off™, to Medtech, the owner of the Compound W® line of wart removal products, to $6.8 million in the first six months of 2005, compared to $6.4 million during the comparable period in 2004.

The Freeze Off™ product is being sold under Medtech’s Compound W® trademark. The five-year distribution agreement with Medtech requires minimum purchases of at least $2.0 million each year over the life of the contract in order for Medtech to maintain its exclusive distribution rights to the OTC market in the United States.

In June 2005, we entered into an agreement with SSL under which we will manufacture and supply, and SSL will distribute on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product will be manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks, and is expected to be made initially available for retail purchase in pharmacies and retail outlets in the United Kingdom, France, Germany, Spain, and Italy in the fall of 2005 and in the other licensed countries outside the Americas (i.e., North America, South America and Central America) beginning in early 2006. We expect domestic and international sales of OTC cryosurgery products to our distributors to approximate $2.8 million in the third quarter of 2005.

Sales of our Histofreezer® product to physicians’ offices in the U.S. market decreased 2% to $2.1 million in the first six months of 2005, while sales in the international market increased 19% to $882,000 in the first six months of 2005. We anticipate that U.S. and international sales of Histofreezer® in the professional market will increase slightly during 2005, as compared to 2004, particularly as we secure additional distributors in countries where the product is currently not sold.

Although it is not our experience to date in the U.S. professional marketplace, it is possible that sales of our OTC cryosurgical products may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. However, it is not possible at this time to estimate the timing or financial impact of such a change, if it occurs at all.

Medtech accounted for approximately 21% and 25% of total revenues for the first six months of 2005 and 2004, respectively. LabOne accounted for approximately 12% and 13% of total revenues for the first six months of 2005 and 2004, respectively. SAMHSA accounted for approximately 5% of total revenues for the first six months of 2005. There were no sales to SAMHSA in the first six months of 2004.

Licensing and product development revenues during the first six months of 2005, were essentially flat compared to 2004. Licensing and product development revenues are primarily related to our collaborative UPlink® and oral fluid research project, under a grant awarded by the National Institutes of Health. The current annual phase of this grant expired in June 2005. Further revenues under this grant beyond June 2005 will depend on progress achieved in the research and future funding awarded by the National Institutes of Health.

Gross margin for the first six months of 2005 was approximately 57%, compared to 58% for the first six months of 2004. Gross margin was negatively affected, by approximately 4 percentage points, due to the $1.5 million charge associated with the UPlink® assets. This decrease was partially offset by more efficient utilization of the Company’s manufacturing capacity.

Research and development expenses decreased 25% to approximately $2.5 million in the first six months of 2005 from approximately $3.3 million in the same period in 2004, primarily as a result of lower overall staffing costs and lower costs associated with transferring our manufacturing operations from Oregon to Bethlehem, Pennsylvania. Research and development costs are expected to increase for the full year during 2005, as compared to 2004, primarily as a result of costs associated with the development of new product offerings and product enhancements for the infectious disease and substance abuse testing markets.

Sales and marketing expenses increased 12% to approximately $8.3 million in the first six months of 2005 from approximately $7.4 million in the same period in 2004. This increase was primarily the result of increased levels of consulting, staffing, compensation, commissions, and travel expenses, partially offset by lower advertising expenses. Included in advertising expenses for the six months of 2005 and 2004 were $1.0 million and $1.3 million, respectively, payable to Medtech as reimbursement for marketing expenses incurred for the Freeze Off™ product. Pursuant to our agreement with Medtech, we will continue to co-invest in Medtech’s marketing activities for the Freeze Off™ product, and we will reimburse Medtech, on a declining basis over the first four years of the agreement, for a portion of Medtech’s out-of-pocket costs of advertising and promoting this product in the OTC market.

General and administrative expenses increased 30% to approximately $6.0 million in the first six months of 2005 from approximately $4.6 million in the same period in 2004. This increase was primarily attributable to increased legal fees associated with the Schering-Plough patent litigation, increased amortization of restricted stock grants to management, and increased staffing related expenses. This increase was partially offset by a reduction in rent expense due to the transfer of manufacturing operations to Bethlehem and the expiration of the lease for our Oregon facilities in January 2005. General and administrative expenses are expected to increase further in 2005 versus 2004 as a result of legal fees associated with the Schering-Plough litigation.

Interest expense decreased to $53,000 in the first six months of 2005 from $71,000 in the same period in 2004, primarily as a result of lower outstanding debt balances. Interest income increased to $839,000 in the first six months of 2005 from $436,000 in the same period in 2004, as a result of higher yields on our investment portfolio.

Although there was income before income taxes during the first six months of 2005, there was no provision for income taxes primarily due to the utilization of previously unbenefitted net operating loss carryforwards. The utilization of such tax attributes results in a corresponding decrease in deferred tax assets and the related valuation allowance. There also was no provision for foreign income taxes recorded during the first six months of 2005. During the first six months of 2004, a provision for foreign income taxes of approximately $9,500 was recorded.

Liquidity and Capital Resources

	June 30, 2005	December 31, 2004
	(In thousands)
Cash and cash equivalents	$20,729	$10,121
Short-term investments	50,734	56,602
Working capital	74,822	68,910

Our cash, cash equivalents, and short-term investments increased approximately $4.7 million during the first six months of 2005 to approximately $71.5 million at June 30, 2005, primarily as a result of $4.8 million in positive cash flow from operations and approximately $1.8 million in proceeds from the exercise of stock options, partially offset by the purchase of approximately $522,000 of property and equipment, approximately $559,000 of loan principal repayments, approximately $428,000 of payments related to the retirement of common stock, an expenditure of $300,000 for patent license rights, and an increase of $50,000 in other assets. At June 30, 2005, our working capital was approximately $74.8 million.

Net cash provided by operating activities was approximately $4.8 million in the first six months of 2005. The $4.8 million of cash provided by operating activities resulted from net income of approximately $3.0 million, depreciation and amortization of approximately $1.2 million and non-cash charges of approximately $2.8 million related to stock-based compensation expense, provisions for excess and obsolete inventories, and provisions for loss on property and equipment, a decrease of $72,000 in prepaid expenses and other current assets, and an increase of $280,000 in accounts payable and accrued expenses, offset by inventory increases of $888,000, and an increase of approximately $1.7 million in accounts receivable. Accounts receivable are expected to grow as our sales increase and as the proportion of sales increase to parties such as the CDC and Medtech, which have 60-day payment terms.

Net cash provided by investing activities during the first six months of 2005 was approximately $5.0 million. We purchased approximately $522,000 of property and equipment, sold a net amount of $5.9 million of short-term investments, paid $300,000 for patent license rights, and had an increase of $50,000 in other assets.

Capital expenditures are anticipated to increase during 2005 to approximately $3.2 million as a result of additional commitments we have made for the purchase and installation of manufacturing and research and development equipment. We also expect to purchase additional information systems equipment and to upgrade certain older equipment in 2005.

Net cash provided by financing activities was approximately $769,000, reflecting the proceeds of $1.8 million received from the issuance of common stock pursuant to stock option exercises, offset by approximately $559,000 of loan principal repayments and approximately $428,000 of payments related to the retirement of common stock.

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

The $887,000 mortgage loan matures in September 2012, bears interest at an annual floating rate equal to Comerica’s prime rate (6.25% at June 30, 2005), and is repayable in fixed monthly principal and interest installments of $7,426 through September 2007, at which time the interest rate and fixed monthly repayment amount will be reset for the remaining 60 monthly installments. The outstanding balance of the loan at June 30, 2005 was $742,532.

The $3.0 million term loan matures in March 2006, bears interest at a fixed rate of 4.97% and is repayable in forty-two consecutive equal monthly principal payments of $71,429, plus interest. The outstanding balance of the loan at June 30, 2005 was $642,857.

As of June 30, 2005, we had an outstanding balance of $250,382 under the Original Non-Revolving Line consisting of four individual loans of (i) $59,929 with a fixed annual interest rate of 5.07%, (ii) $91,451 with a floating annual interest rate equal to Comerica’s prime rate (6.25% at June 30, 2005), (iii) $51,453 with a floating annual interest rate equal to Comerica’s prime rate (6.25% at June 30, 2005), and (iv) $47,549 with a floating annual interest rate equal to Comerica’s prime rate (6.25% at June 30, 2005).

Under the revolving working capital line of credit, we can borrow up to $4.0 million to finance working capital and other needs. Interest on outstanding borrowings accrues at a rate, selected at our option, equal to Comerica’s prime rate less 0.25%, or 30-day LIBOR plus 2.55%, determined at the time of the initial borrowing. Borrowings are repayable by April 29, 2006, with interest payable monthly. We had no outstanding borrowings under this facility at June 30, 2005.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our manufacturing facility in Bethlehem, Pennsylvania. Borrowings under the revolving working capital line are limited to commercially standard percentages of accounts receivable. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants at June 30, 2005 and expect to remain in compliance with all covenants during the remainder of 2005. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

As of June 30, 2005, we also had a $261,424 note payable to the Pennsylvania Industrial Development Authority related to the purchase of one of our facilities in Bethlehem, Pennsylvania in 1998. This note is secured by a second lien on our building, bears interest at 2% per year, and requires monthly installments of principal and interest of $4,893 through March 2010.

The combination of our current cash position, cash flow from operations, and available borrowings under our Credit Facility is expected to be sufficient to fund our operating, licensing, and capital needs for the remaining six months of 2005. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products, market acceptance of new products, competing technological and market developments, the potential exercise of our options to purchase one, or both, of our leased facilities in Bethlehem, Pennsylvania, and other factors.

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

In December 2004, the FASB issued SFAS No. 123 Revised, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires employee stock options to be accounted for in the statement of operations based on their fair values on the date of the grant, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service period. The requirements of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company is considering the potential implementation of different valuation models to determine the fair value of stock-based compensation and, therefore, has not yet completed evaluating the impact of adopting SFAS No. 123R on its results of operations. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the three-month and six-month periods ending June 30, 2005, net income would have been reduced by approximately $784,000 and $1.7 million.

Summary of Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations at June 30, 2005 for future payments under contracts and other contingent commitments, for the years 2005 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2005[6]	2006	2007	2008	2009	Thereafter
Long-term debt[1]	$1,897,195	$558,897	$465,840	$125,400	$109,958	$114,385	$522,715
Operating leases[2]	6,329,364	684,580	880,864	783,062	798,810	814,262	2,367,786
Employment contracts[3]	2,169,579	968,818	995,761	205,000	—	—	—
Purchase obligations[4]	2,485,131	2,485,131	—	—	—	—	—
Minimum commitments under contracts[5]	8,429,167	212,500	625,000	725,000	725,000	650,000	5,491,667

Total contractual obligations	$21,310,436	$4,909,926	$2,967,465	$1,838,462	$1,633,768	$1,578,647	$8,382,168

[1]	Represents principal repayments required under notes payable to our lenders.
[2]	Represents payments required under our operating leases.
[3]	Represents salary or retention bonus payments payable under the terms of employment agreements executed by us with certain officers and employees.
[4]	Represents payments required by non-cancelable purchase orders related to inventory, capital expenditures and other goods or services.
[5]	Represents payments required pursuant to certain research, licensing and royalty agreements executed by the Company.
[6]	In August 2005, the Company entered into a licensing agreement with third parties, pursuant to which we are required to pay $1.5 million in August 2005 and may be obligated to pay additional licensing fees in the future.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $349,424 at June 30, 2005. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period (approximately $3,541, $88,659, and $213,188 in 2004, 2003 and 2002, respectively). Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. Also, at June 30, 2005, approximately $3.6 million, or 41% of our accounts receivable, were due from three major customers. Any significant changes in the liquidity or financial position of these customers, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor, and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either the inventories’ carrying value is reduced or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. During 2004, 2003, and 2002, we wrote-off inventory which had a cost of approximately $839,000, $540,000, and $1.4 million, respectively, as a result of scrap levels and product expiration issues. During the six months ended June 30, 2005, we wrote-off inventory which had a cost of approximately $1.7 million, of which $1.3 million related to a provision for loss on our UPlink® product. During the first six months of 2005, we explored options with respect to the UPlink® product, however, we were not able to determine an outlet for this product. As a result, we recorded this $1.3 million charge to reflect a provision for loss on the UPlink® inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Long-lived and Intangible Assets. Our long-lived assets are comprised of property and equipment and an investment in a nonaffiliated entity, and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $7.2 million or 8% of our total assets at June 30, 2005. Our investment in the privately-held nonaffiliated company is recorded under the cost method of accounting, because we do not have a controlling interest in this company nor do we have the ability to exert significant influence over the operating and financial policies of this investee company. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology, and negative financial performance of our nonaffiliated investee company. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. During June 2005, we recorded a $196,000 provision for loss on our UPlink® fixed assets as a result of our inability to reach an agreement to transfer these assets to our distribution partner or determine an alternative outlet for these assets. We currently believe the future cash flows to be received from all other long-lived and intangible assets will exceed their book value and, as such, we have not recognized any additional impairment losses through June 30, 2005. Any unanticipated significant impairment in the future, however, could have a material adverse impact on our balance sheet and future operating results.

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

We do not currently have any foreign currency exchange contracts or currency options to hedge local currency cash flows. We have operations in The Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations for this operation from euros to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented approximately $329,000 and $883,000 or 2% and 3% of our total revenues for the three months and six months ended June 30, 2005, respectively. We do not expect the risk of foreign currency fluctuations to be material.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On July 23, 2004, we filed a lawsuit against Schering-Plough Healthcare Products, Inc. for infringement of several of our patents relating to technology for the cryosurgical removal (i.e., freezing) of warts and other benign skin lesions. The suit was commenced in the United States District Court for the Eastern District of Pennsylvania, and alleges that Schering-Plough’s manufacture and sale of its Dr. Scholls® Freeze Away™ cryosurgical wart removal product in the United States over-the-counter market infringes the following United States patents: Nos. 5,738,682; 6,092,527 and 4,865,028. We are requesting permanent injunctive relief and the payment of damages. Schering-Plough has asserted various defenses in this matter, including that its Dr. Scholls® Freeze Away™ product does not infringe our patents and that one or more of our patents are invalid or unenforceable.

In August 2004, we filed an application for a preliminary injunction against Schering-Plough. In September 2004, the Court scheduled an early trial in this matter for February 2005. Because such a trial would include a final determination of our request for permanent injunctive relief in lieu of our previously-filed request for a preliminary injunction, we withdrew our request for a preliminary injunction. The parties then engaged in extensive discovery through January 2005.

In November 2004, the Court held a Markman hearing in order to determine as a matter of law the meaning of certain terms and phrases in the claims in our patents that are relevant to an infringement determination. Since the Court had not issued its Markman decision by February 2005, however, it vacated the original trial schedule. In July 2005, the Court issued a decision from the Markman hearing. Shortly after issuing the Markman decision, the Court entered an order establishing a new trial schedule. Based on this new schedule, a final trial on the merits in this matter is expected to occur in November 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 Annual Meeting of Stockholders (“Annual Meeting”) held on May 17, 2005, the following individuals were elected by the votes indicated as Class II directors of the Company for terms expiring at the 2008 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Ronny B. Lancaster	40,448,792	329,305
Roger L. Pringle	39,661,665	1,116,432

The terms of the following directors continued after the Annual Meeting: Frank G. Hausmann, Douglas A. Michels, and Douglas G. Watson.

At the Annual Meeting, stockholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm to audit and report upon our financial statements and internal control over financial reporting for the period January 1, 2005 through December 31, 2005. Voting results on this matter were as follows: 40,589,855 shares were voted for ratification; 88,916 shares were voted against ratification; and 99,326 shares abstained.

Item 6. EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 5, 2005	Ronald H. Spair
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 5, 2005	Mark L. Kuna
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Distribution Agreement, dated as of June 1, 2005, between OraSure Technologies, Inc. and SSL International plc. *

10.2	Third Amendment to Loan and Security Agreement, dated as of April 21, 2005, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed April 27, 2005.

10.3	Written Description of OraSure Technologies, Inc. 2005 Self-Funding Management Incentive Plan.**

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit were omitted pursuant to an application for confidential treatment and filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.