Form 10-Q
period 2006-06-30
ORASURE TECHNOLOGIES INC
filed 2006-08-09
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 4, 2006: 45,919,292

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,004,659	$32,826,740
Short-term investments	47,572,687	44,793,046
Accounts receivable, net of allowance for doubtful accounts of $303,618 and $278,066	10,042,645	11,602,127
Inventories	5,060,367	4,128,029
Deferred income taxes	6,454,340	6,503,946
Prepaid expenses and other	1,524,916	1,553,545

Total current assets	107,659,614	101,407,433

PROPERTY AND EQUIPMENT, net	16,134,110	5,815,233

PATENTS AND PRODUCT RIGHTS, net	2,611,432	2,879,958

DEFERRED INCOME TAXES	18,743,232	20,204,352

OTHER ASSETS	367,754	440,227

	$145,516,142	$130,747,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$675,958	$456,541
Accounts payable	2,622,025	2,546,621
Accrued expenses and other	7,568,713	7,733,941

Total current liabilities	10,866,696	10,737,103

LONG-TERM DEBT	10,324,894	884,021

OTHER LIABILITIES	629,301	207,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 45,919,292 and 45,775,625 shares issued and outstanding	46	46
Additional paid-in capital	225,506,941	226,218,469
Deferred compensation	—	(3,334,792)
Accumulated other comprehensive loss	(237,745)	(282,825)
Accumulated deficit	(101,573,991)	(103,681,856)

Total stockholders’ equity	123,695,251	118,919,042

	$145,516,142	$130,747,203

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Product	$17,487,308	$17,304,419	$32,615,386	$33,048,395
Licensing and product development	77,106	125,763	166,353	210,077

	17,564,414	17,430,182	32,781,739	33,258,472
COSTS OF PRODUCTS SOLD	6,532,836	7,970,140	12,150,828	14,340,763

Gross profit	11,031,578	9,460,042	20,630,911	18,917,709

COSTS AND EXPENSES:
Research and development	1,748,495	1,254,100	3,397,263	2,452,634
Acquired in-process technology	600,000	—	600,000	—
Sales and marketing	4,237,750	4,456,310	8,344,314	8,323,789
General and administrative	3,142,406	2,787,627	6,100,059	5,964,207

	9,728,651	8,498,037	18,441,636	16,740,630

Operating income	1,302,927	962,005	2,189,275	2,177,079

INTEREST EXPENSE	(24,370)	(25,274)	(42,187)	(52,599)

INTEREST INCOME	957,931	466,783	1,784,566	839,264

FOREIGN CURRENCY GAIN (LOSS)	(37,355)	39,162	(55,607)	40,270

Income before income taxes	2,199,133	1,442,676	3,876,047	3,004,014
INCOME TAX PROVISION	990,907	—	1,768,182	—

NET INCOME	$1,208,226	$1,442,676	$2,107,865	$3,004,014

EARNINGS PER SHARE:
BASIC	$0.03	$0.03	$0.05	$0.07

DILUTED	$0.03	$0.03	$0.04	$0.07

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	45,902,299	44,783,546	45,871,188	44,714,521

DILUTED	47,821,805	45,871,551	47,944,152	45,433,765

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,107,865	$3,004,014
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation cost	2,919,205	917,871
Deferred income taxes	1,510,726	—
Depreciation and amortization	895,885	1,228,634
Acquired in-process technology	600,000	—
Provision for excess and obsolete inventories	312,620	1,712,724
Provision for loss on property and equipment	—	196,011
Changes in assets and liabilities:
Accounts receivable	1,567,947	(1,678,818)
Inventories	(1,244,508)	(888,042)
Prepaid expenses and other assets	102,415	71,726
Accounts payable, accrued expenses, and other liabilities	(586,975)	280,266

Net cash provided by operating activities	8,185,180	4,844,386

INVESTING ACTIVITIES:
Purchases of short-term investments	(30,184,147)	(28,147,550)
Proceeds from maturities and redemptions of short-term investments	27,443,920	34,047,419
Purchases of property and equipment	(10,776,879)	(522,236)
Purchase of patents and product rights	—	(300,000)
Increase in other assets	—	(50,000)

Net cash provided by (used in) investing activities	(13,517,106)	5,027,633

FINANCING ACTIVITIES:
Proceeds from long-term debt	10,000,000	—
Repayments of long-term debt	(339,710)	(559,496)
Proceeds from issuance of common stock	309,871	1,756,812
Withholding and retirement of common stock	(467,039)	(428,133)

Net cash provided by financing activities	9,503,122	769,183

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	6,723	(33,548)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,177,919	10,607,654
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,826,740	10,121,208

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,004,659	$20,728,862

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents. We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of June 30, 2006 and December 31, 2005, cash equivalents consisted of commercial paper, U.S. government agency obligations, state and local government agency obligations, and corporate bonds.

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

The following is a summary of our available-for-sale securities at June 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2006
Certificates of deposit	$1,500,000	$—	$(88)	$1,499,912
Commercial paper	12,859,464	130,516	(931)	12,989,049
Government and agency bonds	12,511,320	—	(36,507)	12,474,813
Corporate bonds	20,710,450	—	(101,537)	20,608,913

Total available-for-sale securities	$47,581,234	$130,516	$(139,063)	$47,572,687

December 31, 2005
Certificates of deposit	$10,385,000	$—	$(464)	$10,384,536
Commercial paper	1,984,999	—	(1,059)	1,983,940
Government and agency bonds	18,544,871	—	(43,851)	18,501,020
State and local government agency obligations	75,000	—	—	75,000
Corporate bonds	13,874,242	1,261	(26,953)	13,848,550

Total available-for-sale securities	$44,864,112	$1,261	$(72,327)	$44,793,046

At June 30, 2006, maturities of investments were as follows:
Less than one year	$45,215,320	$130,516	$(117,614)	$45,228,222
1 – 2 years	2,365,914	—	(21,449)	2,344,465

Total available-for-sale securities	$47,581,234	$130,516	$(139,063)	$47,572,687

Inventories. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis, and are comprised of the following:

	June 30, 2006	December 31, 2005
Raw materials	$3,246,495	$2,625,889
Work-in-process	698,954	718,804
Finished goods	1,114,918	783,336

	$5,060,367	$4,128,029

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

Significant Customer Concentration. For the three-month period ended June 30, 2006, Prestige Brands Holdings, Inc. (“Prestige”) accounted for 12 percent of total revenues as compared to 16 percent for the same period of 2005. For the six-month period ended June 30, 2006, Prestige accounted for 12 percent of total revenues as compared to 21 percent for the same period of 2005. This same customer accounted for 21 percent and 15 percent of accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

For the three-month periods ended June 30, 2006 and 2005, Quest Diagnostics (including its wholly-owned subsidiary, LabOne, Inc.) (“Quest”) accounted for 16 percent and 11 percent of total revenues, respectively. For the six-month periods ended June 30, 2006 and 2005, Quest accounted for 13 percent and 11 percent of total revenues, respectively. This customer accounted for 13 percent and 8 percent of accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

For the three-month periods ended June 30, 2006 and 2005, Abbott Laboratories, Inc. (“Abbott”) accounted for 12 percent and 5 percent of total revenues, respectively. For the six-month periods ended June 30, 2006 and 2005, Abbott accounted for 9 percent and 5 percent of total revenues, respectively. This customer accounted for 11 percent and 6 percent of accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

Additionally, SSL International plc accounted for 4 percent and 20 percent of accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

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

Earnings Per Share. We have presented basic and diluted earnings per share pursuant to SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average number of shares is increased to include incremental shares from the assumed vesting or exercise of all dilutive securities, such as common stock options, warrants, and unvested restricted stock. The number of incremental shares is calculated by assuming that outstanding stock options and warrants were exercised and unvested restricted stock was vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,208,226	$1,442,676	$2,107,865	$3,004,014

Weighted average shares of common stock outstanding:
Basic	45,902,299	44,783,546	45,871,188	44,714,521
Dilutive effect of stock options, warrants and restricted stock	1,919,506	1,088,005	2,072,964	719,244

Diluted	47,821,805	45,871,551	47,944,152	45,433,765

Earnings per share:
Basic	$0.03	$0.03	$0.05	$0.07

Diluted	$0.03	$0.03	$0.04	$0.07

For the three-month and six-month periods ended June 30, 2006 and 2005, outstanding common stock options, warrants, and unvested restricted stock, representing 796,587, 347,792, 559,774, and 1,941,081 shares, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Other Comprehensive Income (Loss). We follow SFAS No. 130, “Reporting Comprehensive Income.” This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet. Other comprehensive loss at June 30, 2006 and December 31, 2005 consisted of currency translation adjustments and net unrealized gains or losses on marketable securities. Comprehensive income was $1,264,704 and $1,467,437 for the three months ended June 30, 2006 and 2005, respectively, and $2,152,945 and $2,977,770 for the six months ended June 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions recognized for tax return purposes but not recognized for financial reporting purposes, as well as a tabular presentation of significant changes in such benefits during each period. The disclosures will also include a discussion of the nature of uncertainties, factors that could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our financial statements.

3. Stock-Based Compensation

We grant stock-based awards under the OraSure Technologies, Inc. 2000 Stock Award Plan, as amended and restated (the “2000 Plan”). The 2000 Plan permits stock-based awards to employees, outside directors, and consultants or other third-party advisors. Awards that may be granted under the 2000 Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, and other stock-based awards.

Under the terms of the 2000 Plan, qualified incentive stock options and nonqualified options for shares of our common stock may be granted to eligible employees, including our officers, and members of our Board of Directors. To date, options generally have been granted with ten-year exercise periods and an exercise price not less than the fair market value on the date of grant. Options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over the next three years. The options have a term of up to ten years during which they may be exercised and a specified vesting period, in each case as determined by our Board of Directors or its Compensation Committee, which administers the 2000 Plan.

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

Effective January 1, 2006, we adopted SFAS No. 123R, which eliminated the ability to account for stock-based compensation under APB 25 and requires us to recognize compensation expense based on the fair value of our stock-based awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three-month and six-month periods ended June 30, 2006 include:

(a)	compensation expense for all stock-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value previously estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and

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

Pursuant to the disclosure requirements of SFAS No. 123, the table below illustrates the effect on net income and earnings per share had compensation expense for our stock-based awards been determined based upon the fair value of the awards at the date of grant for the three-month and six-month periods ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$1,442,676	$3,004,014
Add: stock-based employee compensation expense included in net income	450,457	883,879
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards	(1,234,705)	(2,535,722)

Pro forma	$658,428	$1,352,171

Basic and diluted earnings per share:
As reported	$0.03	$0.07

Pro forma	$0.01	$0.03

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the three-month periods ended June 30, 2006 and 2005 was $4.79 and $3.53, respectively. The weighted average grant date fair value of stock options granted during the six-month periods ended June 30, 2006 and 2005 was $4.99 and $2.72, respectively.

	Three Months Ended		Six Months Ended
Black-Scholes Option Valuation Assumptions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Risk-free interest rate(1)	5.00%	3.89%	4.48%	3.60%
Expected dividend yield	—	—	—	—
Expected stock price volatility(2)	56%	58%	56%	58%
Expected life of stock options (in years)(3)	5	4	5	4

(1)	Based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(2)	Expected stock price volatility is based on historical experience.
(3)	Expected life of stock options is based upon historical experience.

Total compensation cost related to stock options for the three-month and six-month periods ended June 30, 2006, was $983,636 ($751,126, net of tax) and $1,904,802 ($1,466,483, net of tax), respectively, of which $106,150 and $208,009 was capitalized into inventory during these periods, respectively. There was no compensation cost related to stock options for the three-month and six-month periods ended June 30, 2005.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the three-month periods ended June 30, 2006 and 2005 was $96,081 and $761,694, respectively, and during the six-month periods ended June 30, 2006 and 2005 was $223,208 and $803,638, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2006:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	4,216,785	$7.08
Granted	621,900	9.44
Exercised	(52,937)	5.85
Cancelled	(23,060)	8.16

Outstanding on June 30, 2006	4,762,688	$7.39	7.97	$9,227,613

Vested or expected to be vested as of June 30, 2006	4,605,954	$7.39	7.97	$8,923,944

Exercisable on June 30, 2006	3,176,798	$6.98	7.66	$7,337,736

As of June 30, 2006, there was $5,908,720 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted average period of 1.8 years.

Net cash proceeds from the exercise of stock options were $309,871 and $1,756,812 for the six months ended June 30, 2006 and 2005, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

During the six months ended June 30, 2006, we granted 330,313 restricted shares of our common stock, with a grant date fair value of $9.56, to certain key officers and members of management. These shares are nontransferable and are subject to three-year vesting requirements. Upon granting of these restricted shares, the market value of these shares was calculated at the date of grant and is being recognized on a straight-line basis over the three-year period during which the restrictions lapse. Compensation cost of $1,007,630 and $959,805 related to these and previous grants was recognized during the six months ended June 30, 2006 and 2005, respectively. Compensation cost of $494,580 and $450,457 related to these and previous grants was recognized during the three months ended June 30, 2006 and 2005, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Issued and unvested, January 1, 2006	606,445	$6.90
Granted	330,313	9.56
Vested	(135,839)	6.26
Cancelled	(24,863)	7.93

Issued and unvested, June 30, 2006	776,056	$8.11

Issued and expected to vest, June 30, 2006	735,850	$8.15

As of June 30, 2006, there was $5,287,699 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 4.0 years.

In connection with the vesting of restricted shares during the six-month periods ended June 30, 2006 and 2005, 45,109 and 46,751 shares with aggregate values of $467,039 and $428,133, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

4. Property Acquisition:

On June 30, 2006, we exercised purchase options contained in the commercial leases for two of our facilities located in Bethlehem, Pennsylvania and acquired both facilities for an aggregate purchase price of approximately $9.1 million, including settlement costs. As a result of these purchases, the leases for these facilities, which required minimum annual rental payments of $1,051,000, were terminated.

5. Long-term Debt:

On June 27, 2006, we executed an amendment to our $11,900,000 credit facility, (“Credit Facility”), with Comerica Bank, pursuant to which we are permitted to borrow up to an additional $15,000,000 in advances in order to fund the purchase and future expansion of our facilities in Bethlehem, Pennsylvania. On June 29, 2006, we borrowed $10,000,000 under the terms of this Credit Facility, as amended, in order to purchase two of our previously-leased Bethlehem facilities. We can borrow the remaining $5,000,000 at any time before June 30, 2007. At the Company’s option, interest on outstanding borrowings is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73% or a variable rate equal to the 30, 180, or 360-day LIBOR rate plus 0.55% - 1.25%. The rate is determined at the date of the advance and is based upon the amount of cash and cash equivalents the Company invests and retains at Comerica Securities, Inc. The Company also can choose the fixed rate option, without penalty, at the expiration of a previously elected LIBOR period. Principal is repayable in periodic installments, based upon the rate option that the Company elects, with the remaining balance of unpaid principal due on June 27, 2011. This amendment also extended the maturity date of our $4,000,000 revolving working capital line of credit to June 29, 2007. All other terms of the Credit Facility, as previously amended, remain in effect, except for our financial covenant related to liquidity, which was modified to require a minimum liquidity, as defined by Comerica, of not less than $25,000,000, of which at least $15,000,000 must be held by Comerica or its affiliates.

Interest on the $10,000,000 borrowing is currently payable monthly, at the 180-day LIBOR rate plus 0.9%, or 6.5175% at June 30, 2006. Principal is repayable in installments, due at the end of each LIBOR rate period, based upon a twenty-year amortization schedule and the number of months in the expiring LIBOR rate period, with any remaining unpaid principal amount due on June 27, 2011. Accordingly, on December 25, 2006, we will be required to make a six-month $250,000 principal repayment, and the interest rate on this loan will be reset.

6. Accrued Expenses:

	June 30, 2006	December 31, 2005
Royalties	$2,523,265	$1,925,679
Payroll and related benefits	1,185,430	2,510,240
Deferred revenue	1,137,078	1,302,791
Advertising	1,168,641	757,906
Accrued license fees	200,000	—
Professional fees	448,642	487,712
Laboratory testing fees	237,067	210,604
Other	668,590	539,009

	$7,568,713	$7,733,941

Accrued royalties at June 30, 2006 and December 31, 2005 are primarily related to our OraQuick® rapid HIV testing product. At June 30, 2006, accrued payroll and related benefits decreased primarily as a result of the payment of annual bonuses during the first quarter. Deferred revenue at June 30, 2006 and December 31, 2005 consisted primarily of customer prepayments, totaling $842,478 and $1,012,891, respectively. Advertising accruals at June 30, 2006 and December 31, 2005 are related to the Freeze Off™ product. Accrued license fees of $200,000 at June 30, 2006 is related to the HIV-2 sublicense agreement as described in Note 7.

7. Acquired In-Process Technology:

In June 2004, we entered into a sublicense agreement with a third party, pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. This agreement also contained an option to expand the application of this sublicense to other immunoassay platforms, in addition to our OraQuick® platform. On June 8, 2006, we exercised this option, which requires us to pay the third party a non-refundable license fee of $600,000, of which $200,000 was paid in July 2006. Two remaining contractually obligated payments of $200,000 each are due on or before July 8, 2007 and 2008. As of June 30, 2006, $200,000 of this obligation is included in Accrued Expenses, with the remaining $400,000 included in Other Liabilities. We have recognized the $600,000 license fee as acquired in-process technology because other immunoassay platforms for the detection of HIV-2 will require additional research and development efforts and subsequent regulatory approvals.

8. Geographic Information

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe we operate within one reportable segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	$15,502	$16,180	$27,983	$30,321
Europe	1,699	973	4,037	2,286
Other regions	363	277	762	651

	$17,564	$17,430	$32,782	$33,258

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, expenses, cash flow or other financial performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing products and other new products or technology; changes in market acceptance of products based on product performance; continued bulk purchases by customers, including governmental agencies, and the ability to fully deploy those purchases in a timely manner; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; failure of distributors or other customers to meet purchase forecasts or minimum purchase requirements for our products; ability to fund research and development and other projects and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical product components; availability of related products produced by third parties; ability to obtain, and the timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; history of losses and ability to achieve sustained profitability; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to retain qualified personnel; exposure to product liability, patent infringement, and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks, war and civil unrest; ability to complete consolidation or restructuring activities; ability to identify, complete and realize the full benefits of potential acquisitions; and general political, business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our filings with the Securities and Exchange Commission, including our registration statements, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q. Although forward-looking statements help to provide complete information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

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

Our diagnostic product offerings primarily target the infectious disease and substance abuse testing segments of the in vitro diagnostic market, and are used in both laboratories as well as the emerging, and rapidly growing, point-of-care marketplace. Our OraSure® and Intercept® oral fluid collection devices, and their related assays, are processed in a laboratory, while the OraQuick ADVANCE® rapid HIV-1/2 antibody test is designed for use at the point-of-care. Our cryosurgical products are also used at the point-of care.

In vitro diagnostics have traditionally used blood or urine as the body fluids upon which tests are conducted. However, we have targeted the use of oral fluid in our products as a differentiating competitive factor, and believe that it provides a significant competitive advantage over blood and urine. Our oral fluid tests have sensitivity and specificity comparable to blood and/or urine tests and, when combined with their ease of use, non-invasive and dignified nature, and cost effectiveness, represent a competitive alternative to the more traditional testing methods in the diagnostic space.

During the first six months of 2006, our total revenues were $32.8 million, a decrease of 1% over the comparable period in 2005, and our net income was $2.1 million, representing a decrease of $896,000 from the first six months of 2005. Net income during the first six months of 2006 includes a pre-tax charge of $1.8 million related to the expensing of stock options as well as a provision for income taxes of $1.8 million. Neither expenses related to stock options nor a provision for income taxes was recorded in the comparable period in 2005. Our liquidity improved for the six months, as we reported $8.2 million in cash flow from operations during the first six months of 2006 compared to $4.8 million for the first six months of 2005, and we had $84.6 million in cash, cash equivalents, and short-term investments as of June 30, 2006.

Sales into the infectious disease testing market during the first six months of 2006 increased due to the continued market acceptance of our OraQuick ADVANCE® device. This resulted largely from sales directly to various public health organizations and sales through Abbott Laboratories into the hospital market.

In February 2005, we entered into an agreement for the distribution of OraQuick ADVANCE® with Abbott Laboratories. Under this agreement, Abbott was appointed as our exclusive distributor in the U.S. hospital market and as a non-exclusive distributor in the U.S. physicians’ office marketplace. As our exclusive distributor to hospitals, Abbott sells OraQuick ADVANCE® to federal hospitals under the terms and conditions of our Federal Supply Schedule that is filed with the U.S. General Services Administration. We have retained exclusive rights to all other markets, including the public health and criminal justice markets, the military, the Centers for Disease Control and Prevention (“CDC”), the Substance Abuse and Mental Health Services Administration (“SAMHSA”) and other government agencies. We utilize a small internal sales force to support Abbott and work together with them to maximize the penetration of OraQuick ADVANCE® in the hospital market.

The markets for rapid HIV testing are very competitive and the level of competition is expected to increase, which could affect sales of our OraQuick ADVANCE® test. For example, the Ortho Diagnostics division of Johnson & Johnson, Bio-Rad Laboratories, Abbott, and bioMerieux Inc., each sells competing laboratory-based HIV-1 enzyme immunoassays, and Bayer Diagnostics recently received FDA approval for its laboratory-based random access immunoassay for HIV-1/2 and Sub-Type O peptide. Maxim Biomedical sells a rapid HIV-1 screening test for urine, in the United States. In addition, MedMira and Trinity Biotech each sells competing rapid HIV-1 blood tests and Bio-Rad Laboratories and ChemBio each received FDA approval for rapid HIV-1/2 blood tests. Under their current FDA approvals, these tests compete with our OraQuick ADVANCE® test in the hospital or other laboratory settings. Trinity Biotech has also received CLIA (Clinical Laboratory Improvement Amendments of 1988) waiver for its rapid finger stick HIV-1 blood test, and this test competes with our OraQuick ADVANCE® test in markets outside of the traditional hospital and laboratory settings. ChemBio is seeking CLIA waiver for its rapid HIV blood tests. These companies, or others, may continue to expand the type of body fluids with which a rapid HIV test may be performed or develop and commercialize new rapid tests, either of which would provide further competition for our OraQuick ADVANCE® test.

Sales to the substance abuse testing market also increased during the first six months of 2006, reflecting the growing acceptance of our Intercept® collection device and related oral fluid drug assays, as both corporate and international customers continued to shift to oral fluid and away from traditional urine-based drug testing. We expect continuing growth in the utilization of our Intercept® product line, primarily in the United States.

In April 2004, SAMHSA published proposed guidelines that would, if adopted, include oral fluid testing as an accepted drug testing method for federal employees. We have recently learned that the proposed guidelines have been withdrawn with no action taken. It is unclear when further action, if any, will be taken to permit the use of oral fluid as an accepted drug testing method in this market.

Sales to the cryosurgical systems market declined during the first six months of 2006. The cryosurgical systems market represents sales of Histofreezer® into both the domestic and international physicians’ office markets and sales of the over-the-counter (“OTC”) formulation of this product to our domestic distributor, Prestige Brands Holdings, Inc. (“Prestige”), and our international distributor, SSL International plc (“SSL”). Prestige distributes our cryosurgical wart removal product under its Compound W® Freeze Off™ trademarks in the OTC market in the United States and Canada. SSL distributes a similar product under its Scholl’s and Dr. Scholl trademarks, in the OTC footcare market in several European countries. Sales in the OTC cryosurgery marketplace have declined primarily as a result of the disappointing performance by Prestige. Sales to Prestige for 2006 are now projected to approximate less than 50% of the $11.6 million recorded in 2005, primarily due to competition from other OTC cryosurgical products, Prestige’s ongoing efforts to reduce inventory levels and lower advertising expenditures by Prestige. Sales to SSL for 2006 may be lower than expected as a result of delayed or slower launch of the OTC product in various European countries.

In July 2004, we filed a lawsuit against Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) for infringement of several of our patents relating to the technology for the cryosurgical removal (i.e., freezing) of warts and other benign skin lesions. The suit was commenced in the United States District Court for the Eastern District of Pennsylvania, and alleges that Schering-Plough’s manufacture and sale of its Dr. Scholl’s® Freeze Away™ cryosurgical wart removal product in the OTC market infringes three of our patents. We are seeking injunctive relief and the payment of damages, and Schering-Plough has raised several defenses, including that their Freeze Away™ device does not infringe our patents and that our patents are either invalid or unenforceable. On November 2, 2005, a pretrial conference was held in this matter, at which the Court heard oral argument on motions for summary judgment filed by the parties. We expect the Court to rule on these and other motions and to set a new trial schedule in the near future.

Sales to the insurance risk assessment market continued to decline in the first six months of 2006, primarily as a result of a reduction in the number of applications for life insurance and an increase in the average policy amount. Insurance companies are more likely to use a blood test to test for multiple risk factors rather than oral fluid for higher face value policies. Revenues from this market are expected to decline from the levels attained in 2005.

Because of the regulatory approvals needed for most of our products, we often are required to rely on sole source providers for critical components and materials and on related products supplied by third parties. This is particularly true for our OraQuick ADVANCE® test, our OraSure® oral fluid collection device and our oral fluid Western blot HIV-1 confirmatory product. If we are unable to obtain necessary components or materials from these sole sources, the time required to develop replacements and obtain the required FDA approvals could disrupt our ability to sell the affected products. Any delay or interruption in our ability to manufacture the oral fluid Western blot HIV-1 confirmatory test would adversely affect sales of our OraSure® oral fluid collection device, as our customers are not expected to purchase OraSure® devices if an oral fluid Western blot HIV-1 confirmatory test is not readily available. In addition, if the HIV-1 enzyme immunoassay approved by the FDA for use with our OraSure® collection device, which is manufactured by a third party, is either unavailable or experiences quality or performance problems, sales of our OraSure® device could be adversely affected.

We also rely heavily on distributors to purchase and resell many of our products. For example, Prestige has exclusive distribution rights to the FreezeOff™ product in the OTC markets in United States and Canada, and SSL has exclusive rights to a similar product in the OTC footcare market in Europe, Australia and New Zealand. Similarly, Abbott has exclusive rights to distribute our OraQuick ADVANCE® test to hospitals in the U.S. We expect to enter into additional distribution agreements for new and future products, for distribution in the U.S. and internationally. If our distributors are unable or unwilling to meet the minimum purchase commitments set forth in their agreements or otherwise substantially reduce the volume of their purchases, our revenues and results of operations could be adversely affected.

Results of Operations

Three months ended June 30, 2006 compared to June 30, 2005

Total revenues increased to $17.6 million in the second quarter of 2006 from $17.4 million in the comparable quarter of 2005, primarily as a result of increased sales of our substance abuse testing products and professional cryosurgery products, partially offset by a decline in sales in the insurance risk assessment market. Revenues derived from products sold to customers outside the U.S. were $2.1 million and $1.3 million, or 12% and 7% of total revenues, in the second quarters of 2006 and 2005, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2006	2005	% Change	2006	2005
Infectious disease testing	$7,560	$7,509	1%	43%	43%
Substance abuse testing	4,039	3,540	14	23	20
Cryosurgical systems	4,580	4,281	7	26	25
Insurance risk assessment	1,308	1,974	(34)	8	11

Product revenues	17,487	17,304	1	100	99
Licensing and product development	77	126	(39)	0	1

Total revenues	$17,564	$17,430	1%	100%	100%

Sales to the infectious disease testing market totaled $7.6 million in the second quarter of 2006. OraQuick® sales totaled $6.6 million and $6.3 million in the second quarters of 2006 and 2005, respectively. Although sales of OraQuick® to the public health market and to the hospital market through our distributor, Abbott, increased substantially during the second quarter of 2006 compared to 2005, these increases were largely offset by a significant reduction in shipments of product during the quarter under bulk purchase orders from the CDC and SAMHSA. OraSure® sales totaled $919,000 and $1.2 million in the second quarters of 2006 and 2005, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the second quarter of 2006 and 2005.

	Three Months Ended June 30,
Customers	2006	2005	% Change
Direct to U.S. Public Health	$4,061	$2,229	82%
Abbott	2,090	939	123
SAMHSA	—	1,719	(100)
CDC	261	879	(70)
International	230	371	(38)
Direct to Hospitals	—	203	(100)

Total OraQuick® revenues	$6,642	$6,340	5%

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and is allowing us to more fully implement a strategy to sell OraQuick® internationally. We are currently pursuing CE marking for our OraQuick ADVANCE® product which would allow us to sell our product in Europe. Our goal is to obtain a CE mark for OraQuick ADVANCE® as soon as possible and thereafter obtain several country-specific registrations, which would allow us to launch the product in Europe.

In previous periods, the CDC and SAMHSA have placed bulk purchase orders for OraQuick ADVANCE® devices and related testing materials. In the first quarter of 2006, we received an additional bulk purchase order from SAMHSA and, in the second quarter of 2006, we received bulk purchase orders for OraQuick ADVANCE® devices from the CDC, the City of New York and Washington, D.C. We expect that federal and other governmental agencies will make future bulk purchases of OraQuick ADVANCE® for further distribution to the public health and other markets throughout the United States. However, the failure to receive, any delays in receiving or deploying, or any reduction in the size of, any current or future bulk orders for OraQuick ADVANCE® from these governmental agencies could adversely affect our financial performance.

Although sales of OraQuick ADVANCE® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick ADVANCE® test. It is not possible at this time, however, to estimate the timing or extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick ADVANCE® test.

Sales to the substance abuse testing market increased 14% to $4.0 million in the second quarter of 2006, primarily as a result of increased sales of our Intercept® oral fluid drug testing service and Q.E.D.®, our rapid oral fluid alcohol test.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the second quarter of 2006 and 2005.

	Three Months Ended June 30,
Market	2006	2005	% Change
Workplace testing	$1,764	$1,666	6%
Criminal justice	596	574	4
International	469	440	7
Direct	217	139	56

Total Intercept® revenues	$3,046	$2,819	8%

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 7% to $4.6 million in the second quarter of 2006 compared to the same period in 2005. This increase was primarily the result of higher sales of our professional cryosurgical product in both the United States and international physicians’ office markets and increased sales of our international OTC cryosurgical product, partially offset by lower sales of our domestic OTC cryosurgical product.

Our domestic OTC cryosurgical product, called Freeze Off™, is distributed in the United States and Canada by Prestige, the owner of the Compound W® line of wart removal products. Sales of Freeze Off™ to Prestige totaled $2.1 million and $2.8 million in the second quarters of 2006 and 2005, respectively. We believe this decline is the result of competition from other OTC cryosurgical products, the ongoing efforts of Prestige to reduce inventory levels and lower advertising expenditures by Prestige.

In June 2005, we entered into an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks, and was made initially available for retail purchase in pharmacies and other retail outlets in several European countries during the fourth quarter of 2005. Sales to SSL under the distribution agreement were $580,000 in the second quarter of 2006. There were no sales to SSL in the second quarter of 2005. SSL continues to build distribution networks in pharmacies and mass merchandisers throughout Europe and expects to launch the OTC product in several countries during 2006.

Sales of our Histofreezer® product to physicians’ offices in the U.S. market increased 19% to $1.3 million in the second quarter of 2006, compared to $1.1 million in the second quarter of 2005. Sales of Histofreezer® in the international market increased by 82% to $550,000, compared to $328,000 in the second quarter of 2005. These increases were due to fluctuations in distributor ordering patterns.

We are beginning to see some evidence that sales of our OTC cryosurgical products may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. However, it is not possible at this time to estimate the magnitude of the financial impact of this change.

We expect aggregate sales of our cryosurgical systems products (both OTC and physicians’ office) to approximate $4.0 million in the third quarter of 2006. Of this total, approximately $1.4 million is expected from sales of our OTC cryosurgical products, all of which is expected to occur in the international market.

Sales in the OTC cryosurgery marketplace for the full year 2006 are expected to be less than the level reported for 2005 as a result of the disappointing performance by Prestige. Sales to Prestige for 2006 are now projected to approximate less than 50% of the $11.6 million recorded in 2005, primarily due to competition from other OTC cryosurgical products, Prestige’s ongoing efforts to reduce inventory levels, and lower advertising expenditures by Prestige. Partially offsetting this decline will be increased OTC revenues expected from SSL. Depending on how quickly and successfully SSL is able to launch the OTC product in various European countries, sales to SSL could increase to a range of 30% to 130% over the $3.2 million recorded in 2005. We anticipate that U.S. and international sales of Histofreezer® in the physicians’ office market during the remainder of 2006 will approximate 2005 levels.

Sales to the insurance risk assessment market decreased 34% to $1.3 million in the second quarter of 2006 from $2.0 million in the same period in 2005. We believe this decrease is due to a continued reduction in the number of life insurance applications and an increase in the average policy amount. We currently expect that our full-year 2006 revenues in this market will decline approximately $1.0 million below the levels attained in 2005.

Licensing and product development revenues decreased 39% to $77,000 during the second quarter of 2006, from $126,000 in the comparable period in 2005. Licensing and product development revenues are primarily related to our collaborative oral fluid research project with The University of Pennsylvania and New York University, under a grant awarded by the National Institutes of Health. The current annual phase of this grant expired in June 2006.

Prestige accounted for 12% and 16% of total revenues for the second quarter of 2006 and 2005, respectively. Quest Diagnostics (including its wholly-owned subsidiary, LabOne, Inc.) accounted for 16% and 11% of total revenues for the second quarter of 2006 and 2005, respectively. Abbott Laboratories accounted for 12% and 5% of total revenues for the second quarter of 2006 and 2005, respectively.

Gross margin in the second quarter of 2006 was 63%, compared to 54% for the second quarter of 2005. In the second quarter of 2005, gross margin was negatively affected by a $1.5 million charge associated with the UPlink® assets.

Research and development expenses increased 39% to $1.7 million in the second quarter of 2006 from $1.3 million in the same period in 2005, primarily as a result of costs associated with increased staffing and outside services as well as increased stock-compensation charges. Research and development costs are expected to increase in 2006, as compared to 2005, primarily as a result of costs associated with the development of new product offerings and product enhancements for the infectious disease and substance abuse testing markets, including OraQuick® OTC clinical trials expense, and the expensing of stock options.

A charge of $600,000 for acquired in-process technology was recorded in the second quarter of 2006 related to the exercise of an option to expand the scope of our HIV-2 patent license to cover products other than our OraQuick ADVANCE® test.

Sales and marketing expenses decreased 5% to $4.2 million in the second quarter of 2006 from $4.5 million in the same period in 2005. This decrease was primarily the result of decreased advertising, market research and commissions, partially offset by higher payroll and stock compensation charges. Included in advertising expenses for the second quarter of 2006 and 2005 were $239,000 and $475,000, respectively, payable to Prestige as reimbursement for marketing expenses incurred for the Freeze Off™ product. Pursuant to our agreement with Prestige, we will continue to co-invest in Prestige’s marketing activities for the Freeze Off™ product during 2006 by reimbursing Prestige for a portion of Prestige’s out-of-pocket costs of advertising and promoting this product in the OTC market.

General and administrative expenses increased 13% to $3.1 million in the second quarter of 2006 from $2.8 million in the same period in 2005. This increase was primarily attributable to stock option expensing and higher consulting costs, partially offset by lower legal fees and rent expense. General and administrative expenses are expected to increase in 2006 versus 2005 primarily as a result of increased stock-based compensation expense and expenses related to the implementation of a new enterprise resource planning system.

Interest expense was $24,000 in the second quarter of 2006 compared to $25,000 in the same period in 2005. Interest expense is expected to increase as a result of an additional $10.0 million of borrowings incurred to purchase two previously leased facilities on June 30, 2006. Interest income increased to $958,000 in the second quarter of 2006 from $467,000 in the same period in 2005, as a result of higher yields on our investment portfolio and greater balances available for investment.

Based on our 2005 results and our projections for future taxable income, we have begun providing for income taxes at a rate equal to our combined federal and state effective rates. As such, during the three months ended June 30, 2006, a provision for income taxes of $991,000 was recorded, which represents a 45% effective tax rate. No provision for income taxes was recorded in the second quarter of 2005.

Six months ended June 30, 2006 compared to June 30, 2005

Total revenues decreased 1% to $32.8 million in the first six months of 2006 from $33.3 million in the comparable period in 2005, primarily as a result of decreased sales of our insurance risk assessment and cryosurgical systems products, partially offset by increased revenues from the infectious disease and substance abuse testing markets. Revenues derived from products sold to customers outside the U.S. were $4.8 million and $2.9 million, or 15% and 9% of total revenues, during the first six months of 2006 and 2005, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2006	2005	% Change	2006	2005
Infectious disease testing	$13,702	$12,635	8%	42%	38%
Substance abuse testing	7,481	6,465	16	23	19
Cryosurgical systems	9,038	9,859	(8)	27	30
Insurance risk assessment	2,394	4,089	(41)	7	12

Product revenues	32,615	33,048	(1)	99	99
Licensing and product development	167	210	(21)	1	1

Total revenues	$32,782	$33,258	(1)%	100%	100%

Sales to the infectious disease testing market increased 8% to $13.7 million in the first six months of 2006, primarily as a result of the increasing strength of our OraQuick ADVANCE® rapid HIV-1/2 antibody test. OraQuick® sales totaled $11.8 million and $10.3 million in the first six months of 2006 and 2005, respectively. Although sales of OraQuick® to the public health market and to the hospital market through our distributor, Abbott, increased substantially during the first six months of 2006 compared to 2005, these increases were partially offset by a significant reduction in shipments of product during this period under bulk purchase orders from the CDC and SAMHSA. OraSure® sales totaled $1.9 million and $2.3 million in the first six months of 2006 and 2005, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the first six months of 2006 and 2005.

	Six Months Ended June 30,
Customers	2006	2005	% Change
Direct to U.S. Public Health	$6,958	$3,808	83%
Abbott	3,572	1,621	120
SAMHSA	256	1,719	(85)
CDC	261	1,716	(85)
International	791	714	11
Direct to Hospitals	—	733	(100)

Total OraQuick® revenues	$11,838	$10,311	15%

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and is allowing us to more fully implement a strategy to sell OraQuick® internationally. We are currently pursuing CE marking for our OraQuick ADVANCE® product which would allow us to sell our product in Europe. Our goal is to obtain a CE mark for OraQuick ADVANCE® as soon as possible and thereafter obtain several country-specific registrations, which would allow us to launch the product in Europe.

In previous periods, the CDC and SAMHSA have placed bulk purchase orders of OraQuick ADVANCE® devices and related testing materials. In the first quarter of 2006, we received an additional bulk purchase order from SAMHSA and, in the second quarter of 2006, we received bulk purchase orders for OraQuick ADVANCE® devices from the CDC, the City of New York and Washington, D.C. We expect that federal and other governmental agencies will make future bulk purchases of OraQuick ADVANCE® for further distribution to the public health and other markets throughout the United States. However, the failure to receive, any delays in receiving or deploying, or any reduction in the size of, any current or future bulk orders for OraQuick ADVANCE® from these governmental agencies could adversely affect our financial performance.

Although sales of OraQuick ADVANCE® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick ADVANCE® test. It is not possible at this time, however, to estimate the timing or extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick ADVANCE® test.

Sales to the substance abuse testing market increased 16% to $7.5 million in the first six months of 2006, primarily as a result of increased sales of our Intercept® oral fluid drug testing service and Q.E.D.®, our rapid oral fluid alcohol test.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the first six months of 2006 and 2005.

	Six Months Ended June 30,
Market	2006	2005	% Change
Workplace testing	$3,044	$2,757	10%
Criminal justice	1,130	965	17
International	1,026	827	24
Direct	354	239	48

Total Intercept® revenues	$5,554	$4,788	16%

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 8% to $9.0 million in the first six months of 2006. This decrease was primarily the result of lower sales of our domestic OTC cryosurgical product, partially offset by sales of our international OTC cryosurgical product and increased sales of our professional cryosurgical product in both the United States and international physicians’ office markets.

Our domestic OTC cryosurgical product, called Freeze Off™, is distributed in the United States and Canada by Prestige, the owner of the Compound W® line of wart removal products. Sales of Freeze Off™ to Prestige were $4.0 million in the first six months of 2006 compared to $6.8 million during the first six months of 2005. We believe this decrease is the result of competition from other OTC cryosurgical products, the ongoing efforts of Prestige to reduce inventory levels, and lower advertising expenditures by Prestige.

In June 2005, we entered into an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks, and was made available for retail purchase in pharmacies and other retail outlets in several European countries during the fourth quarter of 2005. Sales to SSL under the distribution agreement were $1.8 million in the first six months of 2006. There were no sales to SSL in the first six months of 2005. SSL continues to build distribution networks in pharmacies and mass merchandisers throughout Europe and expects to launch the OTC product in several countries during 2006.

Sales of our Histofreezer® product to physicians’ offices in the U.S. market increased 12% to $2.4 million in the first six months of 2006, compared to $2.1 million in the first six months of 2005. Sales of Histofreezer® in the international market increased 4% to $920,000 in the first six months of 2006, compared to $882,000 in the first six months of 2005. These increases were due to fluctuations in distributor ordering patterns.

We are beginning to see some evidence that sales of our OTC cryosurgical products may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. However, it is not possible at this time to estimate the magnitude of the financial impact of this change.

We expect aggregate sales of our cryosurgical systems products (both OTC and physicians’ office) to approximate $4 million in the third quarter of 2006. Of this total, approximately $1.4 million is expected from sales of our OTC cryosurgical products, all of which is expected to occur in the international market.

Sales in the OTC cryosurgery marketplace for the full year 2006 are expected to be less than the level reported for 2005 as a result of the continued disappointing performance expected from Prestige. Sales to Prestige for 2006 are now projected to approximate less than 50% of the $11.6 million recorded in 2005, primarily due to competition from other OTC cryosurgical products, Prestige’s ongoing efforts to reduce inventory levels, and lower advertising expenditures by Prestige. Partially offsetting this decline are increased OTC revenues expected from SSL. Depending on how quickly and successfully SSL is able to launch the OTC product in various European countries, sales to SSL for 2006 could increase to a range of 30% to 130% over the $3.2 million recorded in 2005. We anticipate that U.S. and international sales of Histofreezer® in the physicians’ office market during the remainder of 2006 will approximate 2005 levels.

Sales to the insurance risk assessment market decreased 41% to $2.4 million in the first six months of 2006 from $4.1 million in the same period in 2005. We believe this decrease is due to a continued reduction in the number of life insurance applications and an increase in the average policy amount. We currently expect that our full-year 2006 revenues in this market will decline approximately $1.0 million below the levels attained in 2005.

Licensing and product development revenues decreased by 21% to $167,000 during the first six months of 2006, from $210,000 in the comparable period in 2005. Licensing and product development revenues are primarily related to our collaborative oral fluid research project with The University of Pennsylvania and New York University, under a grant awarded by the National Institutes of Health. The current annual phase of this grant expired in June 2006.

Prestige accounted for 12% and 21% of total revenues for the first six months of 2006 and 2005, respectively. Quest Diagnostics (including its wholly-owned subsidiary, LabOne, Inc.) accounted for 13% and 11% of total revenues for the first six months of 2006 and 2005, respectively. Abbott accounted for 9% and 5% of total revenues for the first six months of 2006 and 2005, respectively.

Gross margin in the first six months of 2006 was 63%, compared to 57% for the first six months of 2005. In the first six months of 2005, gross margin was negatively affected by a $1.5 million charge associated with the UPlink® assets.

Research and development expenses increased 39% to $3.4 million in the first six months of 2006 from $2.5 million in the same period in 2005, primarily as a result of costs associated with the development of a rapid hepatitis C testing product, preparation for OraQuick® OTC clinical trials, as well as increased staffing and stock-compensation charges. Research and development costs are expected to increase in 2006, as compared to 2005, primarily as a result of costs associated with the development of new product offerings and product enhancements for the infectious disease and substance abuse testing markets, including OraQuick® OTC clinical trials expense, and the expensing of stock options.

A charge of $600,000 for in-process technology was recorded in the second quarter of 2006 related to the exercise of an option to expand the scope of our HIV-2 patent license to cover products other than our OraQuick ADVANCE® test.

Sales and marketing expenses were $8.3 million for the first six months of 2006, which was consistent with the same period in 2005. Increases in staffing, stock compensation and travel expenses were offset by lower advertising credits to Prestige together with lower market research expenses, commissions and consulting fees.

General and administrative expenses increased 2% to $6.1 million in the first six months of 2006 from $6.0 million in the same period in 2005. This increase was primarily attributable to stock option expensing, partially offset by lower legal fees associated with the Schering-Plough litigation. General and administrative expenses are expected to increase in 2006 versus 2005 primarily as a result of increased stock-based compensation expense and expenses related to the implementation of a new enterprise resource planning system.

Interest expense decreased to $42,000 in the first six months of 2006 from $53,000 in the same period in 2005, primarily as a result of lower outstanding debt balances. Interest expense is expected to increase as a result of an additional $10.0 million of borrowings incurred to purchase two previously leased facilities on June 30, 2006. Interest income increased to $1.8 million in the first six months of 2006 from $839,000 in the same period in 2005, as a result of higher yields on our investment portfolio and greater balances available for investment.

Based on our 2005 results and our projections for future taxable income, we have begun providing for income taxes at a rate equal to our combined federal and state effective rates. As such, during the six months ended June 30, 2006, a provision for income taxes of $1.8 million was recorded, which represents a 46% effective tax rate. No provision for income taxes was recorded in the first six months of 2005.

Liquidity and Capital Resources

	June 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$37,005	$32,827
Short-term investments	47,573	44,793
Working capital	96,793	90,670

Our cash, cash equivalents, and short-term investments increased $7.0 million during the first six months of 2006 to $84.6 million at June 30, 2006, as a result of the Company’s $8.2 million positive cash flow from operations, $10.0 million in new bank borrowings, and $310,000 in proceeds from the exercise of stock options, partially offset by the purchase of $10.8 million of property and equipment, $340,000 of debt repayments, and $467,000 associated with the retirement of common stock to pay minimum tax withholding obligations on the vesting of restricted shares. At June 30, 2006, the Company’s working capital was $96.8 million.

Net cash provided by operating activities was $8.2 million in the first six months of 2006. The $8.2 million of cash provided by operating activities resulted from net income of $2.1 million, stock-based compensation of $2.9 million, deferred income taxes of $1.5 million, depreciation and amortization of $896,000, acquired in-process technology of $600,000, provisions for excess and obsolete inventories of $313,000, a decrease of $1.6 million in accounts receivable, a decrease of $102,000 in prepaid expenses and other assets, offset by inventory increases of $1.2 million and a decrease in accounts payable and accruals of $587,000.

Net cash used in investing activities during the first six months of 2006 was $13.5 million. We purchased $10.8 million of property and equipment, of which $9.1 million related to the purchase of the Company’s two previously leased facilities in Bethlehem, Pennsylvania. During the first six months of 2006, we also purchased a net amount of $2.7 million of short-term investments.

Net cash provided by financing activities was $9.5 million, reflecting $10.0 million in new borrowings from Comerica Bank to finance the purchase of the two previously leased facilities and $310,000 received from the issuance of common stock. Partially offsetting this was $340,000 of loan principal repayments and $467,000 used for the purchase and retirement of common stock.

We have in place an $11.9 million credit facility (the “Credit Facility”) with Comerica Bank, which is comprised of an $887,000 mortgage loan, a $3.0 million term loan, a $4.0 million non-revolving line of credit for the purchase of both capital equipment and software, and a $4.0 million revolving working capital line of credit. On June 27, 2006, we executed an amendment to our Credit Facility, pursuant to which the Company is permitted to borrow up to an additional $15.0 million in advances in order to fund the purchase and future expansion of two leased facilities in Bethlehem, Pennsylvania. On June 29, 2006, we borrowed $10.0 million under the terms of this Credit Facility, as amended, and purchased our two Bethlehem facilities. The Company can borrow the remaining $5.0 million at any time before June 30, 2007. At the Company’s option, interest on outstanding borrowings is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73%, or a variable rate equal to the 30, 180, or 360-day LIBOR rate plus 0.55% - 1.25%. In each case, the interest rate is determined at the date of the advance and is based upon the amount of cash and cash equivalents the Company invests and retains at Comerica Securities, Inc. The Company also can choose the fixed rate option, without penalty, at the expiration of a previously elected LIBOR period. Principal is repayable in periodic installments, based upon the rate option that the Company elects, with the remaining balance of unpaid principal due on June 27, 2011. This amendment also extended the maturity date of our $4.0 million revolving working capital line of credit to June 29, 2007. All other terms of the Credit Facility, as previously amended, remain in effect, except for our financial covenant related to liquidity, which was modified to require a minimum liquidity, as defined by Comerica, of not less than $25.0 million, of which at least $15.0 million must be held by Comerica or its affiliates.

The $887,000 mortgage loan matures in September 2012, bears interest at an annual floating rate equal to Comerica’s prime rate (8.25% at June 30, 2006), and is repayable in fixed monthly principal and interest installments of $7,426 through September 2007, at which time the interest rate and fixed monthly repayment amount will be reset for the remaining 60 monthly installments. The outstanding balance of the loan at June 30, 2006 was $704,841. As of June 30, 2006, we had no outstanding borrowings under the $3.0 million term loan, the $4.0 million non-revolving line of credit, or the $4.0 million revolving working capital line of credit.

Interest on the new $10.0 million borrowing is currently payable monthly, at the 180-day LIBOR rate plus 0.9%, or 6.5175% at June 30, 2006. Principal is repayable in installments, due at the end of each LIBOR rate period, based upon a twenty-year amortization schedule and the number of months in the expiring LIBOR rate period. Accordingly, on December 25, 2006, we will be required to make a $250,000 principal repayment, and the interest rate on this loan will be reset.

As of June 30, 2006, we also had an outstanding balance of $88,574 under a non-revolving line of credit with Comerica Bank. Although this line of credit expired in 2003, outstanding borrowings under this line remained payable upon expiration in accordance with their original terms. The outstanding balance at June 30, 2006 consisted of four individual loans of (i) $11,986 with a fixed annual interest rate of 5.07%, (ii) $30,483 with a floating annual interest rate equal to Comerica’s prime rate of 8.25% at June 30, 2006, (iii) $20,378 with a floating annual interest rate equal to Comerica’s prime rate of 8.25% at June 30, 2006, and (iv) $25,727 with a floating annual interest rate equal to Comerica’s prime rate of 8.25% at June 30, 2006.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on one of our manufacturing facilities in Bethlehem, Pennsylvania. Borrowings under the revolving working capital line of credit are limited to commercially standard percentages of accounts receivable. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants at June 30, 2006 and expect to remain in compliance with all covenants during the remainder of 2006. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

As of June 30, 2006, we also had a $207,437 note payable to the Pennsylvania Industrial Development Authority related to the purchase of one of our facilities in Bethlehem, Pennsylvania in 1998. This note is secured by a second lien on our building, bears interest at 2%, and requires monthly installments of principal and interest of $4,893 through March 2010.

The combination of our current cash position, cash flow from operations, and available borrowings under our Credit Facility is expected to be sufficient to fund our operating and capital needs for the foreseeable future. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products, market acceptance of new products, competing technological and market developments, and other factors.

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions recognized for tax return purposes but not recognized for financial reporting purposes, as well as a tabular presentation of significant changes in such benefits during each period. The disclosures will also include a discussion of the nature of uncertainties, factors that could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our financial statements.

Summary of Contractual Obligations

The following sets forth our approximate aggregate obligations at June 30, 2006 for future payments under contracts and other contingent commitments, for the years 2006 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt[1]	$11,000,852	$362,210	$608,807	$593,147	$597,411	$552,741	$8,286,536
Operating leases[2]	99,516	76,520	22,996	—	—	—	—
Employment contracts[3]	2,921,175	922,525	1,469,250	529,400	—	—	—
Purchase obligations[4]	1,224,956	1,224,956	—	—	—	—	—
Minimum commitments under contracts[5]	10,629,167	3,037,500	725,000	725,000	650,000	650,000	4,841,667

Total contractual obligations	$25,875,666	$5,623,711	$2,826,053	$1,847,547	$1,247,411	$1,202,741	$13,128,203

[1]	Represents principal repayments required under notes payable to our lenders.
[2]	Represents payments required under our operating leases.
[3]	Represents salary payments payable under the terms of employment agreements executed by us with certain officers and employees.
[4]	Represents payments required by non-cancelable purchase orders related to inventory, capital expenditures and other goods or services.
[5]	Represents payments required pursuant to certain research, licensing and royalty agreements executed by the Company. These agreements are cancelable within a specified number of days of communication by the Company to terminate the agreement. Additional payments up to $5.5 million may be required for the achievement of specific development and/or commercial milestones, pursuant to one of the licensing agreements.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $303,618 at June 30, 2006. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. Also, at June 30, 2006, $4.5 million, or 45% of our accounts receivable, were due from three major customers. Any significant changes in the liquidity or financial position of these customers, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor, and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either the inventories’ carrying value is reduced or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. During 2005, 2004, and 2003, we wrote-off inventory which had a cost of $2.1 million, $839,000, and $540,000, respectively, as a result of scrap levels, product expiration issues and a $1.5 million provision for loss on our UPlink® product in 2005. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Long-lived and Intangible Assets. Our long-lived assets are comprised of property and equipment and an investment in a nonaffiliated entity, and our intangible assets primarily consist of patents and product rights. Together, these assets had a net book value of $19.1 million or 13% of our total assets at June 30, 2006. Our investment in the privately-held nonaffiliated company is recorded under the cost method of accounting, because we do not have a controlling interest in this company, nor do we have the ability to exert significant influence over the operating and financial policies of this company. Property and equipment, patents, and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology, and negative financial performance of our nonaffiliated investee company. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use and eventual disposition of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through June 30, 2006. Any unanticipated significant impairment in the future, however, could have a material adverse impact on our balance sheet and future operating results.

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

Prior to December 31, 2005, a valuation allowance had been established for the full amount of the net deferred tax asset created by these carryforwards and other items. Based on our 2005 results and our projections for future taxable income over the periods in which the deferred tax assets are deductible or the NOLs and credit carryforwards can be utilized, we believed a significant portion of the deferred tax asset was realizable at December 31, 2005. As such, we recorded the estimated net realizable value of the deferred tax asset at December 31, 2005 and have begun providing for income taxes at a rate equal to our combined federal and state effective rates. As we provide for income taxes, our deferred tax asset will be reduced as we utilize our NOLs. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Additionally, our effective tax rate is impacted by several factors, which can also cause our provision for income taxes to vary significantly from period to period. These factors include, among other things, our actual annual pre-tax income, changes in our stock price and its effect on executive compensation, and the significance of permanent differences related to stock compensation.

Stock-Based Compensation. We grant stock options to our employees and non-employee directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include our expected stock price volatility, the expected life of our stock options, and an estimated forfeiture rate, which are all based primarily on our historical experience.

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

We do not currently have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in The Netherlands which are subject to foreign currency fluctuations. As currency rates change, translation of the statement of operations for this operation from euros to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented $550,000 and $920,000, or 3%, of our total revenues for both the three months and six months ended June 30, 2006, respectively. We do not expect the risk of foreign currency fluctuations to be material.

Item 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS.

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2006 Annual Meeting of Stockholders (“Annual Meeting”) held on May 16, 2006, the following individuals were elected by the votes indicated as Class III directors of the Company for terms expiring at the 2009 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Douglas A. Michels	42,735,439	1,398,490
Charles W. Patrick	42,611,629	1,522,300

The terms of the following directors continued after the Annual Meeting: Frank G. Hausmann, Ronny B. Lancaster, Roger L. Pringle and Douglas G. Watson. Shortly after the Annual Meeting, Dr. Jack Goldstein was appointed to fill a vacancy on the Board of Directors, to serve as a Class I Director with an initial term expiring at the Company’s 2007 Annual Meeting of Stockholders.

At the Annual Meeting, stockholders also ratified the amendment and restatement of the OraSure Technologies, Inc. 2000 Stock Award Plan (the “Award Plan”), pursuant to which equity compensation is awarded to the Company’s employees, officers and directors. Voting results on this matter were as follows: 25,017,485 shares were voted for ratification; 4,348,122 shares were voted against ratification; and 105,213 shares abstained. There were 17,229,643 broker non-votes.

At the Annual Meeting, stockholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm to audit and report upon our financial statements and internal control over financial reporting for the period January 1, 2006 through December 31, 2006. Voting results on this matter were as follows: 43,563,188 shares were voted for ratification; 446,293 shares were voted against ratification; and 124,455 shares abstained.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.
/s/ Ronald H. Spair
Date: August 9, 2006	Ronald H. Spair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 9, 2006	Mark L. Kuna
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	OraSure Technologies, Inc. 2000 Stock Award Plan, as amended and restated effective May 16, 2006, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 18, 2006.*

10.2	Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2006, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 30, 2006.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.