Form 10-Q
period 2007-06-30
ORASURE TECHNOLOGIES INC
filed 2007-08-03
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, par value $.000001 per share, outstanding as of July 30, 2007: 46,295,420

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,088,502	$19,949,821
Short-term investments	76,019,249	71,051,482
Accounts receivable, net of allowance for doubtful accounts of $272,995 and $200,094	14,847,796	10,357,287
Inventories	7,023,012	5,534,567
Deferred income taxes	5,290,819	3,675,785
Prepaid expenses and other	1,764,938	1,989,882

Total current assets	118,034,316	112,558,824
PROPERTY AND EQUIPMENT, net	19,116,214	17,374,718
PATENTS AND PRODUCT RIGHTS, net	5,803,909	6,328,344
DEFERRED INCOME TAXES	16,775,715	19,845,789
OTHER ASSETS	114,060	457,788

	$159,844,214	$156,565,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$591,046	$608,595
Accounts payable	4,379,480	3,311,968
Accrued expenses and other	9,197,691	12,659,149

Total current liabilities	14,168,217	16,579,712

LONG-TERM DEBT	9,984,681	10,030,541
OTHER LIABILITIES	550,832	451,235

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 46,277,221 and 45,994,752 shares issued and outstanding	46	46
Additional paid-in capital	231,456,460	228,069,433
Accumulated other comprehensive loss	(284,610)	(151,197)
Accumulated deficit	(96,031,412)	(98,414,307)

Total stockholders’ equity	135,140,484	129,503,975

	$159,844,214	$156,565,463

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Product	$20,703,445	$17,487,308	$40,133,630	$32,615,386
Licensing and product development	648,923	77,106	1,327,813	166,353

	21,352,368	17,564,414	41,461,443	32,781,739
COSTS OF PRODUCTS SOLD	7,889,704	6,532,836	15,474,124	12,150,828

Gross profit	13,462,664	11,031,578	25,987,319	20,630,911

COSTS AND EXPENSES:
Research and development	3,304,408	1,748,495	6,224,292	3,397,263
Acquired in-process technology	—	600,000	—	600,000
Sales and marketing	5,249,099	4,237,750	10,019,842	8,344,314
General and administrative	4,324,789	3,142,406	8,562,140	6,100,059

	12,878,296	9,728,651	24,806,274	18,441,636

Operating income	584,368	1,302,927	1,181,045	2,189,275
INTEREST EXPENSE	(164,734)	(24,370)	(330,812)	(42,187)
INTEREST INCOME	1,141,985	957,931	2,277,332	1,784,566
GAIN ON SALE OF INVESTMENT	—	—	1,428,691	—
FOREIGN CURRENCY LOSS	(7,916)	(37,355)	(17,265)	(55,607)

Income before income taxes	1,553,703	2,199,133	4,538,991	3,876,047
INCOME TAX PROVISION	599,148	990,907	2,097,913	1,768,182

NET INCOME	$954,555	$1,208,226	$2,441,078	$2,107,865

EARNINGS PER SHARE:
BASIC	$0.02	$0.03	$0.05	$0.05

DILUTED	$0.02	$0.03	$0.05	$0.04

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	46,215,245	45,902,299	46,165,032	45,871,188

DILUTED	46,628,756	46,731,715	46,591,618	46,782,570

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,441,078	$2,107,865
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment in nonaffiliated company	(1,428,691)	—
Stock-based compensation	2,886,390	2,919,205
Deferred income taxes	1,487,380	1,510,726
Depreciation and amortization	1,321,380	895,885
Acquired in-process technology	—	600,000
Provision for excess and obsolete inventories	521,254	312,620
Changes in assets and liabilities:
Accounts receivable	(4,490,509)	1,567,947
Inventories	(2,009,699)	(1,244,508)
Prepaid expenses and other assets	297,963	102,415
Accounts payable, accrued expenses, and other liabilities	1,639,792	(586,975)

Net cash provided by operating activities	2,666,338	8,185,180

INVESTING ACTIVITIES:
Purchases of short-term investments	(52,522,129)	(30,184,147)
Proceeds from maturities and redemptions of short-term investments	47,388,609	27,443,920
Purchases of property and equipment	(2,597,310)	(10,776,879)
Payments for patents and licenses	(4,000,000)	—
Proceeds from sale of investment in nonaffiliated company	1,765,944	—

Net cash used in investing activities	(9,964,886)	(13,517,106)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	10,000,000
Repayments of long-term debt	(63,409)	(339,710)
Proceeds from issuance of common stock	1,059,726	309,871
Withholding and retirement of common stock	(559,088)	(467,039)

Net cash provided by financing activities	437,229	9,503,122

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	6,723

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,861,319)	4,177,919
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,949,821	32,826,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,088,502	$37,004,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$336,384	$36,019
Income taxes	$253,000	$186,500

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

Notes to Financial Statements

(Unaudited)

1.	The Company

We develop, manufacture and market oral specimen collection devices using our proprietary oral fluid technologies, diagnostic products, including in vitro diagnostic tests, and other medical devices. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products is also sold in the over-the-counter or consumer retail markets in the United States, Canada, Europe and Mexico.

2.	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents. We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of June 30, 2007 and December 31, 2006, cash equivalents consisted of commercial paper.

Short-term Investments. We consider all short-term investments to be available-for-sale securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are comprised of certificates of deposits, commercial paper, U.S. government and agency obligations, and corporate bonds, all with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income.

The following is a summary of our available-for-sale securities at June 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007
Certificates of deposit	$800,000	$—	$—	$800,000
Commercial paper	17,222,121	113	(89)	17,222,145
Government and agency bonds	5,743,385	—	(3,892)	5,739,493
Corporate bonds	52,292,742	705	(35,836)	52,257,611

Total available-for-sale securities	$76,058,248	$818	$(39,817)	$76,019,249

December 31, 2006
Certificates of deposit	$800,000	$—	$—	$800,000
Commercial paper	28,079,352	165,064	—	28,244,416
Government and agency bonds	3,331,455	—	(4,618)	3,326,837
Corporate bonds	38,713,921	2,264	(35,956)	38,680,229

Total available-for-sale securities	$70,924,728	$167,328	$(40,574)	$71,051,482

At June 30, 2007, maturities of investments were as follows:
Less than one year	$71,542,980	$113	$(39,137)	$71,503,956
One to two years	4,515,268	705	(680)	4,515,293

Total available-for-sale securities	$76,058,248	$818	$(39,817)	$76,019,249

Inventories. Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis and were comprised of the following:

	June 30, 2007	December 31, 2006
Raw materials	$3,691,402	$3,868,301
Work-in-process	508,644	533,470
Finished goods	2,822,966	1,132,796

	$7,023,012	$5,534,567

Revenue Recognition. We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are net of allowances for any discounts or rebates. We do not grant product return rights to our customers, except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

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

Significant Customer Concentration. For the three-month period ended June 30, 2007, Quest Diagnostics, Inc. (“Quest”) accounted for 11 percent of total revenues as compared to 16 percent for the same period of 2006. For the six-month period ended June 30, 2007, Quest accounted for 11 percent of total revenues as compared to 13 percent for the same period of 2006. This same customer accounted for 9 percent and 11 percent of accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

For the three-month periods ended June 30, 2007 and 2006, Abbott Laboratories (“Abbott”) accounted for 9 percent and 12 percent of total revenues, respectively. For the six-month periods ended June 30, 2007 and 2006, Abbott accounted for 10 percent and 11 percent of total revenues, respectively. This customer accounted for 6 percent and 11 percent of accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

For the three-month periods ended June 30, 2007 and 2006, Prestige Brands Holdings, Inc. (“Prestige”) accounted for 5 percent and 12 percent of total revenues, respectively. For the six-month periods ended June 30, 2007 and 2006, Prestige accounted for 8 percent and 12 percent of total revenues, respectively. This customer accounted for 7 percent and 12 percent of accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

Additionally, SSL International plc accounted for 8 percent and 10 percent of accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

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

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$954,555	$1,208,226	$2,441,078	$2,107,865

Weighted average shares of common stock outstanding:
Basic	46,215,245	45,902,299	46,165,032	45,871,188
Dilutive effect of stock options, warrants and restricted stock	413,511	829,416	426,586	911,382

Diluted	46,628,756	46,731,715	46,591,618	46,782,570

Earnings per share:
Basic	$0.02	$0.03	$0.05	$0.05

Diluted	$0.02	$0.03	$0.05	$0.04

For the three-month and six-month periods ended June 30, 2007 and 2006, outstanding common stock options, warrants, and unvested restricted stock, representing 2,817,360, 796,587, 2,592,534, and 559,774 shares, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Other Comprehensive Income (Loss). We follow SFAS No. 130, “Reporting Comprehensive Income.” This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet. Other comprehensive loss at June 30, 2007 and December 31, 2006 consisted of currency translation adjustments and net unrealized gains or losses on marketable securities. Comprehensive income was $894,401 and $1,264,704 for the three months ended June 30, 2007 and 2006, respectively, and $2,307,665 and $2,152,945 for the six months ended June 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS No. 159 will have on our financial statements.

3.	Sale of Investment in Nonaffiliated Company

Included in other assets at December 31, 2006 was a $337,253 investment, representing a 7.7% ownership interest in a privately-held nonaffiliated company. We accounted for this investment using the cost method of accounting. In January 2007, this privately-held nonaffiliated company was sold and we received $1,765,944 for our ownership interest. Accordingly, we recorded a $1,428,691 pre-tax gain on the sale of this investment.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $3.29 and $4.79 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $3.57 and $4.99 per share, respectively.

Total compensation cost related to stock options for the three months ended June 30, 2007 and 2006, was $758,904 ($554,080, net of tax) and $983,636 ($751,126, net of tax), respectively, of which $77,779 and $106,150 was capitalized into inventory during the three months ended June 30, 2007 and 2006, respectively. The amounts recognized in cost of products sold for amounts previously capitalized were $118,194 and $72,266 for the three months ended June 30, 2007 and 2006, respectively. Total compensation cost related to stock options for the six months ended June 30, 2007 and 2006 was $1,481,610 ($1,093,614, net of tax) and $1,904,802 ($1,466,483, net of tax), respectively, of which $126,672 and $132,657 was capitalized into inventory during the six-month periods ended June 30, 2007 and 2006, respectively. The amounts recognized in cost of products sold for amounts previously capitalized were $199,018 and $75,352 for the six-month periods ended June 30, 2007 and 2006, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2007:

Options
Outstanding on January 1, 2007	4,788,418
Granted	449,566
Exercised	(163,010)
Forfeited	(58,482)

Outstanding on June 30, 2007	5,016,492

As of June 30, 2007, there was $4,528,227 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted average period of 1.7 years.

Net cash proceeds from the exercise of stock options were $1,059,726 and $309,871 for the six months ended June 30, 2007 and 2006, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

During the six-month period ended June 30, 2007, we granted 343,655 restricted shares of our common stock, with a grant date fair value of $8.28 per share, to certain key officers and members of management. These shares are nontransferable and are subject to three-year vesting requirements. Upon granting of these restricted shares, the market value of these shares was calculated at the date of grant and is being recognized on a straight-line basis over the three-year period during which the restrictions lapse. Compensation cost of $747,043 and $494,580 related to these and previous grants was recognized during the three months ended June 30, 2007 and 2006, respectively. Compensation cost of $1,404,780 and $1,007,630 related to these and previous grants was recognized during the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2007:

Shares
Issued and unvested, January 1, 2007	807,054
Granted	343,655
Vested	(186,798)
Forfeited	(7,437)

Issued and unvested, June 30, 2007	956,474

As of June 30, 2007, there was $6,515,933 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.2 years.

In connection with the vesting of restricted shares during the six-month periods ended June 30, 2007 and 2006, 67,339 and 45,109 shares with aggregate values of $559,088 and $467,039, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

5.	Long-term Debt

In June 2007, we executed an amendment to our $21,900,000 credit facility (“Credit Facility”), with Comerica Bank, pursuant to which the maturity date of our $4,000,000 revolving working capital line of credit was extended to June 29, 2009. We also determined that we would not need to borrow $5,000,000 in additional advances to fund the future expansion of our facilities in Bethlehem, Pennsylvania. Accordingly, we allowed this $5,000,000 of availability under our Credit Facility to expire unused on June 30, 2007. All other terms of our Credit Facility, as previously amended, remain in effect.

6.	Accrued Expenses and Other

	June 30, 2007	December 31, 2006
Royalties	$2,585,378	$2,813,102
Payroll and related benefits	2,394,548	2,117,630
Deferred revenue	1,593,039	1,877,546
Advertising	688,002	201,509
Professional fees	620,935	681,850
Income taxes	296,610	5,621
License fees	200,000	4,200,000
Laboratory testing fees	151,056	155,996
Other	668,123	605,895

	$9,197,691	$12,659,149

Accrued royalties at June 30, 2007 and December 31, 2006 were primarily related to our OraQuick® rapid HIV testing product. Deferred revenue at June 30, 2007 and December 31, 2006 consisted primarily of customer prepayments, totaling $1,416,163 and $1,727,546, respectively. Advertising accruals at June 30, 2007 and December 31, 2006 were related to our OTC cryosurgical products. Accrued license fees decreased at June 30, 2007 as a result of $4,000,000 in payments made during the six months ended June 30, 2007. Accrued income taxes increased as a result of the current state and federal income tax provisions.

7.	Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective January 1, 2007, and pursuant to its provisions, has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, the Company recognized a $58,142 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company had unrecognized tax benefits of approximately $2.4 million as of January 1, 2007, of which $2.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. The nature and potential magnitude of significant changes in unrecognized tax benefits that are reasonably possible within the twelve months following adoption of FIN No. 48 are immaterial to the Company’s financial statements. Interest and penalties are immaterial at the date of adoption. As a result of its net operating loss carryforward position, the Company is subject to audit by the Internal Revenue Service for the years ended September 30, 1991 through December 31, 2006, as well as by several states for the years ended December 31, 2000 through 2006.

8.	Geographic Information

Based on guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we believe we operate within one reportable segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	$16,643	$15,502	$32,875	$27,983
Europe	2,881	1,699	5,388	4,037
Other regions	1,828	363	3,198	762

	$21,352	$17,564	$41,461	$32,782

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, expenses, cash flow or other financial performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products; changes in relationships, including disputes or disagreements, with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; failure of distributors or other customers to meet purchase forecasts or minimum purchase requirements for the Company’s products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance; continued bulk purchases by customers, including governmental agencies, and the ability to fully deploy those purchases in a timely manner; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical product components; availability of related products produced by third parties or products required for use of our products; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; history of losses and ability to achieve sustained profitability; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to retain qualified personnel; exposure to product liability, patent infringement and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; ability to complete consolidation or restructuring activities; ability to identify, complete and realize the full benefits of potential acquisitions; and general political, business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our filings with the Securities and Exchange Commission, including our registration statements, our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Although forward-looking statements help to provide complete information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

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

During the first six months of 2007, our total revenues were $41.5 million, which represents a 26.5% increase from the same period in 2006. Our net income for the six months ended June 30, 2007 was $2.4 million, a $300,000 increase from the first six months of 2006. Net income during the first six months of 2007 includes a pre-tax gain of $1.4 million related to the sale of our investment in a privately-held nonaffiliated company. Cash flow from operating activities declined by $5.5 million when compared to the same six-month period in 2006, primarily as a result of an increase in accounts receivable and inventory balances. As of June 30, 2007, we had $89.1 million in cash, cash equivalents and short-term investments.

Sales into the infectious disease testing market increased significantly in the first six months of 2007 due to the continued market acceptance of our OraQuick ADVANCE® HIV-1/2 test. This increase resulted largely from sales directly to various public health organizations, government bulk purchases by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) and the Centers for Disease Control and Prevention (“CDC”), and sales through Abbott Laboratories, Inc. (“Abbott”) into the hospital market.

Abbott is our exclusive OraQuick ADVANCE® distributor in the U.S. hospital market and is a non-exclusive distributor of this product in the U.S. physicians’ office marketplace. As our exclusive distributor to hospitals, Abbott sells OraQuick ADVANCE® to federal hospitals under the terms and conditions of our Federal Supply Schedule that is on file with the U.S. General Services Administration. We have retained exclusive rights to all other markets, including the public health and criminal justice markets, the military, the CDC, SAMHSA and other government agencies. We utilize a small internal sales force to support Abbott and work together with them to maximize the penetration of OraQuick ADVANCE® in the hospital market. Abbott previously announced that it intended to sell part of its diagnostics business, including its rights to distribute OraQuick ADVANCE®, to General Electric (“GE”). On July 11, 2007, Abbott announced that Abbott and GE were unable to agree on final terms and conditions of the proposed sale and therefore both parties mutually agreed to terminate their agreement. As such, Abbott will continue to serve as our exclusive distributor of OraQuick ADVANCE® in the U.S. hospital market, subject to the terms of our distribution agreement with Abbott.

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

Significant competitors for our OraQuick ADVANCE® rapid test, such as the Ortho Diagnostics division of Johnson & Johnson, Bio-Rad Laboratories, Abbott and bioMerieux, Inc. (“BMX”), sell laboratory-based HIV-1/2 assays, and Maxim Biomedical sells an HIV-1 screening test for urine, in the United States. MedMira and Trinity Biotech each sell competing rapid HIV-1 blood tests, and Bio-Rad Laboratories and Inverness Medical/Chembio sell competing rapid HIV-1/2 blood tests in the United States. These tests compete with our OraQuick ADVANCE® test in hospitals and other laboratory settings. In addition, Trinity Biotech and Inverness Medical/ Chembio have received waivers under the Clinical Laboratories Improvements Act of 1988 (“CLIA”) for their rapid HIV tests and these tests compete with our OraQuick ADVANCE® test in the markets outside of the traditional hospital and laboratory settings. These companies, or others, may continue to expand the bodily fluids with which a rapid HIV test may be performed, or develop and commercialize new rapid HIV tests, which would provide further competition for our OraQuick ADVANCE® test. We believe other companies may also seek U.S. Food and Drug Administration (“FDA”) approval to sell competing rapid HIV tests in the future.

Sales to the substance abuse testing market also increased during the first six months of 2007, reflecting the growing acceptance of our Intercept® collection device and related oral fluid drug assays, as both domestic and international corporate customers continued to adopt oral fluid based drug testing and shift away from traditional urine-based drug testing. We expect continued growth in the utilization of our Intercept® product line, primarily in the United States.

Sales to the cryosurgical systems market increased during the six-month period ended June 30, 2007. The cryosurgical systems market represents sales of Histofreezer® into both the domestic and international physicians’ office markets and sales of the over-the-counter (“OTC”) formulation of this product to our domestic distributor, Prestige Brands Holdings, Inc. (“Prestige”), and our international distributors, SSL International plc (“SSL”) and Genomma Laboratories (“Genomma”). Prestige distributes our cryosurgical wart removal product under its Compound W Freeze Off® tradenames in the OTC market in the United States and Canada. SSL distributes a similar product under its Scholl’s and Dr. Scholl trademarks in the OTC footcare market in several European countries. Commencing in 2007, Genomma began distributing a similar product under the POINTTS tradename in Mexico. Sales of our international OTC cryosurgical products increased by 180% in the six months ended June 30, 2007, compared to the same period in 2006.

In September 2006, Prestige announced that it had acquired the Wartner® cryosurgical wart removal product line, which directly competes with the Freeze Off® product in the United States and Canadian OTC markets. Our distribution agreement with Prestige contains a covenant not to compete which precludes Prestige from acquiring, manufacturing, distributing or selling a cryosurgical product that directly competes with the Freeze Off® product. We notified Prestige that its acquisition of the Wartner® product constitutes a material breach of the distribution agreement and that certain of its other actions constitute additional breaches under the agreement. We initiated the alternative dispute resolution procedures required under the agreement, which include mediation and binding arbitration. The parties’ efforts to resolve this matter through mediation were not successful and arbitration pursuant to the rules of the American Arbitration Association has been commenced, pursuant to the terms of the agreement. Hearings in the arbitration are scheduled to occur in late August.

In addition, as previously disclosed, in September 2006, OraSure filed an application with the Supreme Court of the State of New York for a preliminary injunction in support of the arbitration to be commenced between the parties. This application was initially denied and an appeal of the Court’s decision by OraSure to the Appellate Division – First Department followed. On May 17, 2007, the Appellate Division modified the lower Court’s decision and granted the injunction, but Prestige then obtained an interim stay of the injunction to allow Prestige an opportunity to seek reargument and leave to appeal the decision to the New York Court of Appeals. On July 12, 2007, the Court granted Prestige’s request for reargument and issued a decision vacating its May 17 decision and denying the injunction.

As a result of this ongoing dispute with Prestige, it is not possible to predict at this time the potential impact this matter may have on sales of Freeze Off® in 2007 or beyond.

In July 2004, we filed a lawsuit against Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) for infringement of several of our patents relating to the technology for the cryosurgical removal (i.e., freezing) of warts and other benign skin lesions. The suit was commenced in the United States District Court for the Eastern District of Pennsylvania and alleges that Schering-Plough’s manufacture and sale of its Dr. Scholl’s® Freeze Away® cryosurgical wart removal product in the OTC market infringes three of our patents. We are seeking injunctive relief and the payment of damages and Schering-Plough has raised several defenses, including that their Freeze Away® device does not infringe our patents and that one or more of our patents are either invalid or unenforceable. On June 13, 2007, the District Court issued a decision denying each party’s motions for summary judgment. In reaching this decision, the Court eliminated several legal defenses raised by Schering-Plough. As a result, this matter will now proceed to trial. A status conference in this lawsuit has been scheduled for early September. We expect that a trial will be scheduled after the conference.

Sales to the insurance risk assessment market declined by 6% during the first six months of 2007, primarily because of a reduction in the number of applications for life insurance and changes in underwriting requirements. For higher face-value policies, it appears insurance companies are more likely to use a blood test for multiple risk factors, rather than an oral-fluid test. We currently expect that our 2007 revenues in this market will decline, or at best, remain at approximately the levels attained in 2006.

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

BMX currently manufactures and sells the only oral fluid HIV-1 screening test that has received FDA approval for use in detecting HIV-1 in an oral fluid specimen collected with our OraSure® collection device. BMX also supplies the HIV-1 antigen used to manufacture our oral fluid Western blot HIV-1 confirmatory test and is the exclusive world-wide distributor of that product. Earlier this year, BMX notified us that they intend to discontinue manufacturing their HIV-1 screening test during 2007. BMX also notified us that it has elected not to renew the Western blot agreements beyond December 31, 2007.

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

During the six months ended June 30, 2007, we generated 79% of our revenues in the U.S. marketplace. We are continually evaluating strategies to increase our sales penetration in markets outside the U.S. As our business in foreign countries increases, we could be exposed to other economic, political, exchange rate, regulatory and cultural risks.

Results of Operations

Three months ended June 30, 2007 compared to June 30, 2006

Total revenues increased 22% to $21.4 million in the second quarter of 2007 from $17.6 million in the comparable quarter of 2006, primarily as a result of increased sales of our infectious disease testing products and OTC cryosurgery products. Revenues derived from products sold to customers outside the U.S. were $4.7 million and $2.1 million, or 22% and 12% of total revenues, in the second quarters of 2007 and 2006, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2007	2006	% Change	2007	2006
Infectious disease testing	$9,185	$7,561	21%	43%	43%
Substance abuse testing	4,396	4,039	9	21	23
Cryosurgical systems	5,772	4,580	26	27	26
Insurance risk assessment	1,350	1,307	3	6	7

Product revenues	20,703	17,487	18	97	99
Licensing and product development	649	77	742	3	1

Total revenues	$21,352	$17,564	22%	100%	100%

Sales to the infectious disease testing market totaled $9.2 million in the second quarter of 2007, an increase of 21% over the comparable period of 2006. OraQuick® sales increased to $8.3 million in the second quarter of 2007, from $6.6 million in the same quarter of 2006, primarily as a result of a 35% increase in sales to the public health market during the current three-month period. In addition, international sales of OraQuick® increased by 123% in the three months ended June 30, 2007 when compared to 2006. Offsetting these increases was a $312,000 decline in OraQuick® sales to the hospital market through our distributor, Abbott. OraSure® sales totaled $905,000 and $919,000 in the second quarters of 2007 and 2006, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the second quarters of 2007 and 2006.

	Three Months Ended June 30,
Customers	2007	2006	% Change
Direct to U.S. Public Health	$5,502	$4,061	35%
Abbott	1,778	2,090	(15)
SAMHSA	5	—	NA
CDC	480	261	84
International	514	230	123

Total OraQuick® revenues	$8,279	$6,642	25%

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and is allowing us to more fully implement a strategy to sell OraQuick® internationally. Recently we received final CE mark approval for our OraQuick ADVANCE® test, thereby enabling us to sell this product in Europe. We intend to obtain several country-specific registrations to allow us to launch the product in Europe in the second half of 2007.

In previous periods, the CDC and SAMHSA have placed bulk purchase orders for OraQuick ADVANCE® devices and related testing materials. In May 2007, the CDC announced that it had identified $35 million in additional funding to expand HIV testing and prevention programs in populations disproportionately affected by HIV, primarily African Americans. These funds are expected to be allocated to targeted state and public health agencies by September 30, 2007, for utilization over the next 12 months. We expect part of this funding to be used to purchase rapid HIV tests, including our OraQuick ADVANCE® test.

Although sales of OraQuick ADVANCE® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Revenues from the OraSure® collection device in the second quarter of 2007 were comparable to those recorded in the same period of 2006. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick ADVANCE® test. It is not possible at this time, however, to estimate the timing or extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick ADVANCE® test.

Sales to the substance abuse testing market increased 9% to $4.4 million in the second quarter of 2007, primarily as a result of increased sales of our Intercept® oral fluid drug testing service, offset by a decline in sales of the Q.E.D.® device, our rapid oral fluid alcohol test.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the second quarter of 2007 and 2006.

	Three Months Ended June 30,
Market	2007	2006	% Change
Workplace testing	$1,977	$1,764	12%
Criminal justice	661	596	11
International	633	469	35
Direct	264	217	22

Total Intercept® revenues	$3,535	$3,046	16%

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

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) were $5.8 million in the second quarter of 2007, a 26% increase compared to the same period in 2006. This increase was primarily the result of increased sales of our international OTC cryosurgical products, partially offset by lower sales of our domestic OTC cryosurgical product.

The table below shows a breakdown of our total cryosurgical systems revenues (in thousands, except %) generated in each market in the second quarter of 2007 and 2006.

	Three Months Ended June 30,
Market	2007	2006	% Change
Professional domestic	$1,360	$1,313	4%
Professional international	510	550	(7)
OTC domestic	983	2,137	(54)
OTC international	2,919	580	403

Total cryosurgical systems revenues	$5,772	$4,580	26%

Early in 2007, we entered into an agreement with Genomma pursuant to which Genomma will distribute on an exclusive basis our cryosurgical wart removal product in the OTC market in Mexico. Sales to Genomma under this new distribution agreement were $1.2 million in the second quarter of 2007. Sales to our European distributor, SSL, increased to $1.7 million during the second quarter of 2007 as compared to $580,000 in the same period of 2006. We had $983,000 in sales to Prestige during the three months ended June 30, 2007, a $1.2 million decrease when compared to the same period of 2006.

Sales of our Histofreezer® product to physicians’ offices in the U.S. market increased by 4% during the second quarter of 2007 compared to the same period in 2006. We anticipate that U.S. sales of Histofreezer® in this market will remain at approximately the same levels as attained in 2006. Sales of Histofreezer® in the international physicians’ office market decreased by 7% to $510,000, primarily as a result of a change in our primary European distribution partner. Sales of professional and OTC cryosurgical products in the international markets are expected to increase above 2006 levels as a result of newly-established distributor relationships for these products in European and Latin American countries.

Sales to the insurance risk assessment market increased 3% to $1.4 million in the second quarter of 2007 from $1.3 million in the same period in 2006, primarily as a result of an increase in sales of our Western blot HIV-1 confirmatory test. Because of a reduction in the number of applications for life insurance coverage and changes in underwriting requirements, we expect that our 2007 revenues in this market will decline, or at best, remain at approximately the levels attained in 2006.

Licensing and product development revenues increased to $649,000 during the second quarter of 2007, from $77,000 in the comparable period in 2006. In December 2006, the Company entered into a collaboration agreement with Schering-Plough Corporation for the development and promotion of a rapid oral fluid test for the detection of antibodies to the hepatitis C virus (“HCV”). During the three months ended June 30, 2007, the Company recognized $621,000 in revenues associated with funded research and development under this agreement. During the remaining six months of 2007, the Company expects to recognize an additional $700,000 in licensing and product development revenues pursuant to this agreement.

Quest accounted for 11% and 16% of total revenues for the second quarter of 2007 and 2006, respectively. Abbott accounted for 9% and 12% of total revenues for the second quarter of 2007 and 2006, respectively. Prestige accounted for 5% and 12% of total revenues for the three-month periods ended June 30, 2007 and 2006, respectively.

Gross margin in the second quarter of 2007 was 63%, unchanged from same quarter of 2006.

Research and development expenses increased 95% to $3.3 million in the second quarter of 2007 from $1.7 million in the same period in 2006, primarily as a result of costs associated with the clinical development of our OraQuick ADVANCE® HIV-1/2 OTC test and our OraQuick® HCV test, additional costs related to research personnel hired during the latter half of 2006, and expenses associated with work to obtain FDA approval of new cryosurgical offerings. Research and development expenses are expected to increase in 2007, as compared to 2006, primarily as a result of ongoing costs associated the development of our OraQuick ADVANCE® HIV-1/2 OTC test and our OraQuick® HCV test, as well as product registrations in foreign countries and development of fully-automated homogeneous oral fluid drugs of abuse assays.

A charge of $600,000 for acquired in-process technology was recorded in the second quarter of 2006 related to the exercise of an option to expand the scope of our HIV-2 patent license to cover products other than our OraQuick ADVANCE® test.

Sales and marketing expenses increased 24% to $5.2 million in the second quarter of 2007 from $4.2 million in the same period in 2006. This increase was primarily the result of increases in reimbursable distributor advertising and promotion costs, higher salaries and commissions, incremental salaries, benefits and recruiting expenses associated with additional sales personnel, and increased travel and consulting expenses, partially offset by lower marketing research expenses. Included in advertising expense for the three months ended June 30, 2007 and 2006 was $329,000 and $224,000, respectively, as reimbursement for certain out-of-pocket advertising and promotion expenses incurred by our distributors, Prestige and SSL, for our cryosurgical products in the domestic and international OTC markets.

General and administrative expenses increased 38% to $4.3 million in the second quarter of 2007 from $3.1 million in the same period in 2006. This increase was primarily attributable to increased salaries and benefits expenses associated with new personnel, increased legal expenses associated with the Prestige arbitration and injunction proceedings, increased consulting costs associated with facilities planning and the implementation of a new enterprise resource planning system, and incremental depreciation expense resulting from the purchase of the Company’s Bethlehem, Pennsylvania facilities in June 2006. Offsetting these increases was a decrease in rent expense associated with the Company’s Bethlehem facilities, which were leased prior to their purchase. General and administrative expenses are expected to increase in subsequent quarters of 2007, primarily due to expected increases in legal costs associated with the Schering-Plough patent infringement litigation and Prestige arbitration.

Interest expense increased to $165,000 in the second quarter of 2007 from $24,000 in the same period of 2006, as a result of higher outstanding debt balances during the current period, resulting from the financing of the purchase of our Bethlehem facilities in June 2006. Interest income increased to $1.1 million in the second quarter of 2007 from $958,000 in the same period of 2006, as a result of higher yields on our investment portfolio and larger balances available for investment.

During the three months ended June 30, 2007, we recorded a provision for federal and state income taxes of $599,000, which represents a $392,000 decrease from the $991,000 income tax provision recorded in the same period of 2006. The decrease in our income tax provision in the current period was the result of the corresponding decrease in pre-tax income, primarily resulting from the incremental expenses discussed above. Our effective tax rates were 39% and 45% during the three-month periods ended June 30, 2007 and 2006, respectively. Our effective tax rate reflects the impact of permanent differences, generated by items which are not deductible on the Company’s income tax returns, in relation to our current year’s projected pre-tax income for financial statement purposes.

Six months ended June 30, 2007 compared to June 30, 2006

Total revenues increased 26% to $41.5 million for the first six months of 2007 from $32.8 million in the comparable period in 2006, primarily as a result of increased sales in the infectious disease, substance abuse and cryosurgical systems markets, offset by a decrease in revenues in the insurance risk assessment market. Revenues derived from products sold to customers outside the U.S. were $8.6 million and $4.8 million, or 21% and 15% of total revenues, during the first six months of 2007 and 2006, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2007	2006	% Change	2007	2006
Infectious disease testing	$18,117	$13,702	32%	44%	42%
Substance abuse testing	8,325	7,481	11	20	23
Cryosurgical systems	11,452	9,038	27	28	27
Insurance risk assessment	2,239	2,394	(6)	5	7

Product revenues	40,133	32,615	23	97	99
Licensing and product development	1,328	167	695	3	1

Total revenues	$41,461	$32,782	26%	100%	100%

Sales to the infectious disease testing market increased 32% to $18.1 million in the first six months of 2007, primarily as a result of the increasing strength of our OraQuick ADVANCE® rapid HIV-1/2 antibody test. OraQuick® sales totaled $16.5 million and $11.8 million in the first six months of 2007 and 2006, respectively. Sales of OraQuick® to the public health market and to the hospital market through our distributor, Abbott, increased substantially during the first six months of 2007 compared to 2006. In addition, international sales of OraQuick® increased by 60% in the six months ended June 30, 2007 when compared to 2006, and shipments of this product under bulk purchase orders from the CDC and SAMHSA increased to $1.4 million in the first half of 2007, from $517,000 in the same period of 2006. OraSure® sales totaled $1.6 million and $1.9 million in the first six months of 2007 and 2006, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the first six months of 2007 and 2006.

	Six Months Ended June 30,
Customers	2007	2006	% Change
Direct to U.S. Public Health	$9,846	$6,958	41%
Abbott	3,928	3,572	10
SAMHSA	334	256	31
CDC	1,100	261	322
International	1,260	791	60

Total OraQuick® revenues	$16,468	$11,838	39%

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and 2 in oral fluid, fingerstick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage and is allowing us to more fully implement a strategy to sell OraQuick® internationally. Recently we received final CE mark approval for our OraQuick ADVANCE® test, thereby enabling us to sell this product in Europe. We intend to obtain several country-specific registrations to allow us to launch the product in Europe in the second half of 2007.

In previous periods, the CDC and SAMHSA have placed bulk purchase orders for OraQuick ADVANCE® devices and related testing materials. In May 2007, the CDC announced that it had identified $35 million in additional funding to expand HIV testing and prevention programs in populations disproportionately affected by HIV, primarily African Americans. These funds are expected to be allocated to targeted state and public health agencies by September 30, 2007, for utilization over the next 12 months. We expect part of this funding to be used to purchase rapid HIV tests, including our OraQuick ADVANCE® test.

Although sales of OraQuick ADVANCE® are expected to increase, such sales may negatively impact sales of our OraSure® oral fluid collection device in the infectious disease testing market. Revenues from the OraSure® collection device in the six month period ended June 30, 2007 were $1.6 million, as compared to $1.9 million in the same period of 2006. Customers who now or in the future may purchase our OraSure® device for HIV-1 testing may elect instead to purchase our OraQuick ADVANCE® test. It is not possible at this time, however, to estimate the timing or extent of such change in purchasing patterns or the financial impact of replacing OraSure® sales with sales of our OraQuick ADVANCE® test.

Sales to the substance abuse testing market increased 11% to $8.3 million in the first six months of 2007, primarily as a result of increased domestic and international sales of our Intercept® oral fluid drug testing service.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the first six months of 2007 and 2006:

	Six Months Ended June 30,
Market	2007	2006	% Change
Workplace testing	$3,523	$3,044	16%
Criminal justice	1,306	1,130	16
International	1,233	1,026	20
Direct	466	354	32

Total Intercept® revenues	$6,528	$5,554	17%

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

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) were $11.5 million in the first six months of 2007, a 27% increase compared to the same period in 2006. This increase was primarily the result of increased sales of our international OTC cryosurgical products, partially offset by lower sales of our domestic OTC cryosurgical product.

The table below shows a breakdown of our total cryosurgical systems revenues (in thousands, except %) generated in each market during the first six months of 2007 and 2006.

	Six Months Ended June 30,
Market	2007	2006	% Change
Professional domestic	$2,413	$2,401	0%
Professional international	977	921	6
OTC domestic	3,133	3,956	(21)
OTC international	4,929	1,760	180

Total cyrosurgery revenues	$11,452	$9,038	27%

Early in 2007, we entered into an agreement with Genomma pursuant to which Genomma will distribute on an exclusive basis our cryosurgical wart removal product in the OTC market in Mexico. Sales to Genomma under this new distribution agreement were $1.7 million in the first half of 2007. Sales to our European distributor, SSL, increased to $3.2 million during the first six months of 2007 as compared to $1.8 million in the same period of 2006. We had $3.1 million in sales to Prestige during the six months ended June 30, 2007, an $823,000 decrease when compared to the same period of 2006.

Sales of our Histofreezer® product to physicians’ offices in the U.S. market during the first six months of 2007 were comparable to those recorded in the same period in 2006. We anticipate that U.S. sales of Histofreezer® in this market will remain at approximately the same levels as attained in 2006. Sales of Histofreezer® in the international physicians’ office market increased by 6% to $977,000 during the six month period ended June 30, 2007. Sales of professional and OTC cryosurgical products in the international markets are expected to increase above 2006 levels as a result of newly-established distributor relationships for these products in European and Latin American countries.

Sales to the insurance risk assessment market decreased 6% to $2.2 million in the first six months of 2007 from $2.4 million in the same period in 2006, primarily because of a reduction in the number of applications for life insurance and changes in underwriting requirements. For higher face-value policies, it appears insurance companies are more likely to use a blood test for multiple risk factors, rather than an oral fluid test. We currently expect that our 2007 revenues in this market will decline, or at best, remain at approximately the levels attained in 2006.

Licensing and product development revenues increased to $1.3 million during the first half of 2007, from $167,000 in the comparable period in 2006. In December 2006, the Company entered into a collaboration agreement with Schering-Plough Corporation, for the development and promotion of a rapid oral fluid test for the detection of antibodies to HCV. During the six months ended June 30, 2007, the Company recognized $1.3 million in revenues associated with funded research and development under this agreement. During the remaining six months of 2007, the Company expects to recognize an additional $700,000 in licensing and product development revenues pursuant to this agreement.

Quest accounted for 11% and 13% of total revenues for the six-month periods ended June 30, 2007 and 2006, respectively. Abbott accounted for 10% and 11% of total revenues for the six-month period ended June 30, 2007 and 2006, respectively. Prestige accounted for 8% and 12% of total revenues for the first half of 2007 and 2006, respectively.

Gross margin in the first six months of 2007 was 63%, which was comparable to the same period of 2006.

Research and development expenses increased 83% to $6.2 million in the first six months of 2007 from $3.4 million in the same period in 2006, primarily as a result of costs associated with the clinical development of our OraQuick ADVANCE® HIV-1/2 OTC test and our OraQuick® HCV test, additional costs related to research personnel hired during latter half of 2006, and expenses associated with work to obtain FDA approval of new cryosurgical offerings. Research and development expenses are expected to increase in 2007, as compared to 2006, primarily as a result of ongoing costs associated the development of our OraQuick ADVANCE® HIV-1/2 OTC test and our OraQuick® HCV test, as well as product registrations in foreign countries and development of fully-automated homogeneous oral fluid drugs of abuse assays.

A charge of $600,000 for acquired in-process technology was recorded in the second quarter of 2006 related to the exercise of an option to expand the scope of our HIV-2 patent license to cover products other than our OraQuick ADVANCE® test.

Sales and marketing expenses increased 20% to $10.0 million in the six-month period ended June 30, 2007 from $8.3 million in the same period in 2006. This increase was primarily the result of increases in reimbursable distributor advertising and promotion costs, higher salaries and commissions, incremental salaries, benefits, recruiting and relocation expenses associated with additional sales personnel, and increased travel and consulting expenses. Offsetting those increases were decreases in expenses for print advertising, public relations and marketing research. Included in advertising expense for the first half of 2007 and 2006 was $846,000 and $411,000, respectively, as reimbursement for certain out-of-pocket advertising and promotion expenses incurred by our distributors, Prestige and SSL, for our cryosurgical products in the domestic and international OTC markets.

General and administrative expenses increased 40% to $8.6 million in the first six months of 2007 from $6.1 million in the same period in 2006. This increase was primarily attributable to increased compensation and benefits expenses associated with new personnel, increased legal expenses associated with the Prestige arbitration and injunction proceedings, increased consulting costs associated with facilities planning and the implementation of a new enterprise resource planning system, and incremental depreciation expense resulting from the purchase of the Company’s Bethlehem, Pennsylvania facilities in June 2006. Offsetting these increases was a decrease in rent expense associated with the Company’s Bethlehem facilities, which were leased prior to their purchase. General and administrative expenses are expected to increase in subsequent quarters of 2007, primarily due to expected increases in legal costs associated with the Schering-Plough patent infringement litigation and Prestige arbitration.

Interest expense increased to $331,000 in the six-month period ended June 30, 2007 from $42,000 in the same period of 2006, as a result of higher outstanding debt balances during the current period, resulting from the financing of the purchase of our Bethlehem facilities in June 2006. Interest income increased to $2.3 million in the second quarter of 2007 from $1.8 million in the same period of 2006, as a result of higher yields on our investment portfolio and higher outstanding investment balances.

In January 2007, the Company sold its ownership interest in a privately-held nonaffiliated company and recorded a $1.4 million pre-tax gain on the sale of this investment.

During the six months ended June 30, 2007, we recorded a provision for federal and state income taxes of $2.1 million, which represents a $300,000 increase over the $1.8 million income tax provision recorded in the same period of 2006. The increase in our income tax provision in the current year is due to the corresponding increase in pre-tax income, primarily resulting from the $1.4 million gain recorded in the first quarter of 2007. Our effective tax rate was 46% during the six-month periods ended June 30, 2007 and 2006. Our effective tax rate reflects the impact of permanent differences, generated by items which are not deductible on the Company’s income tax returns, in relation to our current year’s projected pre-tax income for financial statement purposes.

Liquidity and Capital Resources

	June 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$13,089	$19,950
Short-term investments	76,019	71,051
Working capital	103,866	95,979

Our cash, cash equivalents, and short-term investments decreased $1.9 million during the first six months of 2007 to $89.1 million at June 30, 2007, primarily as a result of the Company’s $4.0 million payment for patents and licenses, the purchase of $2.6 million of property and equipment, and $559,000 associated with the retirement of common stock to pay minimum tax withholding obligations on restricted shares that vested during the current period. Offsetting these uses of funds were $2.7 million in positive cash flow from operations, $1.8 million in proceeds received from the sale of an investment in a nonaffiliated company and $1.1 million in cash received from the exercise of stock options during the current six-month period. At June 30, 2007, the Company’s working capital was $103.9 million.

Net cash provided by operating activities was $2.7 million in the first six months of 2007. Sources of operating cash during this period included net income of $2.4 million, stock-based compensation of $2.9 million, a deferred income tax provision of $1.5 million resulting from utilization of our net operating loss carryforwards, depreciation and amortization of $1.3 million, a provision for excess and obsolete inventories of $521,000, a decrease of $298,000 in prepaid expenses and other assets primarily related to the amortization of prepaid insurance and real estate taxes, and an increase of $1.6 million in accounts payable and accrued expenses, primarily related to accruals for current period purchases, profit sharing, advertising expenses and income taxes. Offsetting these sources of cash were a $1.4 million gain on the sale of our investment in a non-affiliated company, a $2.0 million increase in inventories primarily related to increased demand in our cryosurgical and infectious disease product lines, and a $4.5 million increase in accounts receivable, of which $2.3 million represents an increase in outstanding balances due from Schering-Plough and the CDC at June 30, 2007. Overall accounts receivable balances have increased in the current six-month period due to the intra-period distribution of revenues.

Net cash used in investing activities during the first six months of 2007 was $10.0 million. During this six-month period, we paid $4.0 million pursuant to certain patent and license agreements, purchased $2.6 million of property and equipment, and invested $5.1 million in short-term investments. We also received $1.7 million from the sale of our investment in a nonaffiliated company. We expect to make additional capital expenditures of $5.0 million during the remaining six months of 2007 as we purchase additional manufacturing equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities was $437,000, reflecting $63,000 of loan principal repayments and $559,000 for the retirement of common stock, offset by proceeds of $1.1 million received from the exercise of stock options.

We have in place a $21.9 million credit facility with Comerica Bank (the “Credit Facility”), which is comprised of an $887,000 mortgage loan, a $3.0 million term loan, a $10.0 million facilities expansion advance, a $4.0 million non-revolving line of credit for the purchase of both capital equipment and software, and a $4.0 million revolving working capital line of credit. Interest on outstanding borrowings under the non-revolving line of credit accrues at a rate, selected at our option, equal to the bank’s prime rate, 180-day or 360-day LIBOR plus 2.625%, or the 4-year Treasury Note rate plus 2.30%, determined at the time of initial borrowing. Interest on outstanding borrowings under the revolving working capital line of credit accrues at a rate, selected at our option, equal to the bank’s prime rate less 0.25%, or 30-day LIBOR plus 2.55%, determined at the time of initial borrowing. Interest on outstanding borrowings under the facilities expansion advance is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73%, or a variable rate equal to the 30, 180, or 360-day LIBOR rate plus 0.55% to 1.25%. In each case, the interest rate is determined at the date of the advance and is based upon the amount of cash and cash equivalents we invest and retain at Comerica Securities, Inc. We can also choose the fixed rate option, without penalty, at the expiration of a previously elected LIBOR period. Principal is repayable in periodic installments, based upon the rate option that we elect, with the remaining balance of unpaid principal due on June 27, 2011.

As of June 30, 2007, we had no outstanding borrowings under the $3.0 million term loan, the $4.0 million non-revolving line of credit, or the $4.0 million revolving working capital line of credit. On June 28, 2007, we executed an amendment to our Credit Facility, pursuant to which the maturity date of our $4,000,000 revolving working capital line of credit was extended to June 29, 2009. We also determined that we would not need to borrow the $5,000,000 in additional advances to fund future expansion of our facilities in Bethlehem, Pennsylvania. Accordingly, we allowed this $5,000,000 in availability under our Credit Facility to expire, unused on June 30, 2007. All other terms of our Credit Facility, as previously amended, remain in effect.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. Borrowings under the equipment and software non-revolving line and the revolving working capital line are limited to commercially standard percentages of equipment and software purchases and accounts receivable, respectively. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity and tangible net worth. We were in full compliance with all covenants at June 30, 2007 and expect to remain in compliance with all covenants throughout 2007. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

As of December 31, 2006, we had net operating loss (“NOL”) carryforwards of $53.0 million for federal income tax purposes. The net deferred tax asset associated with these NOLs and other temporary differences was $23.5 million and $22.1 million at December 31, 2006 and June 30, 2007, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Our ability to use our NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. Internal Revenue Code (“IRC”) Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. We have completed an analysis to determine if any IRC Section 382 ownership changes have occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, we concluded that prior ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. We do not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our forecasted taxable income or to realize the related deferred tax asset.

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

Summary of Contractual Obligations

The following sets forth our approximate aggregate obligations at June 30, 2007 for future payments under contracts and other contingent commitments, for 2007 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt[1]	$10,575,727	$540,345	$592,978	$597,235	$557,524	$7,796,712	$490,933
Operating leases[2]	142,377	54,752	76,212	11,413	—	—	—
Employment contracts[3]	2,822,125	975,325	1,173,600	448,800	224,400	—	—
Purchase obligations[4]	7,198,150	6,125,219	1,072,931	—	—	—	—
Minimum commitments under contracts[5]	5,791,667	500,000	500,000	500,000	500,000	500,000	3,291,667

Total contractual obligations	$26,530,046	$8,195,641	$3,415,721	$1,557,448	$1,281,924	$8,296,712	$3,782,600

[1]	Represents principal repayments required under notes payable to our lenders.
[2]	Represents payments required under our operating leases.
[3]	Represents salary payments payable under the terms of employment agreements executed by us with certain officers and employees.
[4]	Represents payments required by non-cancelable purchase orders related to inventory, capital expenditures and other goods or services.
[5]

Represents payments required pursuant to certain research, licensing and royalty agreements executed by the Company. These agreements are cancelable within a specified number of days of communication by the Company to terminate each agreement. Additional payments up to $5.5 million may be required for the achievement of specific development and/or commercial milestones, pursuant to one of the licensing agreements.

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

We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are net of allowances for any discounts or rebates. We do not grant product return rights to our customers, except for warranty returns. Where a product fails to comply with its limited warranty, we can either replace the product or provide the customer with a refund of the purchase price or credit against future purchases. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred. While such returns have been immaterial in the past, we cannot guarantee that we will continue to experience the same rate of warranty claims as we have in the past. Any significant increase in product warranty claims could have a material adverse impact on our operating results for the period in which the claims occur.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $272,995 at June 30,

2007. While credit losses have been within our expectations and the allowance provided, these losses, $16,022, ($4,771), and $3,541 in 2006, 2005 and 2004, respectively, can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. Also, at June 30, 2007, $4.5 million, or 30% of our accounts receivable, was due from four major customers. Any significant changes in the liquidity or financial position of these customers, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

Long-lived and Intangible Assets. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of $24.9 million, or 15.6% of our total assets, at June 30, 2007. Property and equipment, patents and product rights are depreciated or amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. At June 30, 2007, we have recorded a $4.5 million intangible asset related to payments under a license agreement to certain patents related to the Hepatitis C Virus. Management’s intent in executing this license is to provide for various alternatives for use, including uses in the international market that would not require additional research and development efforts or regulatory approvals. This $4.5 million asset was capitalized based on management’s estimate of the cash flows to be received from future product sales in these international markets. A similar analysis of estimated future cash flows will be prepared upon payment of additional license fees under this agreement, or upon changes in circumstances, to determine the appropriate accounting treatment for payments under this license agreement. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. In June 2005, we recorded a $196,000 provision for loss on our UPlink® fixed assets as a result of our inability to reach an agreement to transfer these assets to our distribution partner or determine an alternative outlet for these assets. We currently believe the future cash flows to be received from all other long-lived and intangible assets will exceed their book value and, as such, we have not recognized any additional impairment losses through June 30, 2007. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

Deferred Tax Assets. As of December 31, 2006, we had NOL carryforwards of $53.0 million for federal tax purposes. The net deferred tax asset associated with these NOLs and other temporary differences was $23.5 million and $22.1 million at December 31, 2006 and June 30, 2007, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Our ability to use our NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. IRC Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. The Company has completed an analysis to determine if any IRC Section 382 ownership changes have occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our forecasted taxable income or to realize the related deferred tax asset.

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

At June 30, 2007, approximately $10.4 million of the Company’s long-term debt bore interest at a variable or floating rate tied to either the United States prime rate or the London Interbank Offered Rate. A one percentage point increase in these interest rates would have cost the Company $104,000 in additional interest expense.

As of June 30, 2007, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in The Netherlands, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from euros to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented approximately $63,000 of our total revenues for the six months ended June 30, 2007. We do not expect the risk of foreign currency fluctuations to be material in the near future.

Item 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. During 2006, the Company purchased and installed a new Enterprise Resource Planning System (“ERP”), which became fully operational on January 1, 2007. An ERP is a fully-automated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. During the three months ended June 30, 2007, the Company updated certain of its internal controls over financial reporting to reflect changes to its business processes resulting from the ERP implementation. The Company is continuing to evaluate the impact of the ERP on certain of its internal controls and expects the ERP to further advance its control environment by automating manual functions and standardizing the Company’s business processes. Except as described above, there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that was identified in connection with the evaluation referred to in paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 13, 2007, the District Court issued a decision denying each party’s motions for summary judgment. In reaching this decision, the Court eliminated several legal defenses raised by Schering-Plough. As a result, this matter will now proceed to trial.

A status conference in this lawsuit has been scheduled for early September. We expect a trial in this matter will be scheduled after the conference. Schering-Plough has requested that the District Court reconsider a portion of its June 13 decision dealing with one of the three patents asserted in this case, i.e. No. 4,865,028. This request is not expected to affect the trial schedule or our claims for recovery under the other two patents asserted in this case.

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

In September 2006, OraSure filed an application with the Supreme Court of the State of New York for a preliminary injunction in support of the arbitration to be commenced between the parties. This application was initially denied and an appeal of the Court’s decision by OraSure to the Appellate Division – First Department followed. On May 17, 2007, the Appellate Division modified the lower Court’s decision and granted the injunction, but Prestige then obtained an interim stay of the injunction to allow Prestige an opportunity to seek reargument and leave to appeal the decision to the New York Court of Appeals. On July 12, 2007, the Court granted Prestige’s request for reargument and issued a decision vacating its May 17 decision and denying the injunction.

The parties are currently engaged in arbitration with respect to this matter, pursuant to the terms of the distribution agreement. Hearings in the arbitration are scheduled for late August 2007.

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

At our 2007 Annual Meeting of Stockholders (“Annual Meeting”) held on May 15, 2007, the following individuals were elected by the votes indicated as Class I directors of the Company for terms expiring at the 2010 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Douglas G. Watson	42,299,176	2,052,661
Jack Goldstein, Ph.D.	40,492,417	3,859,420

The terms of the following directors continued after the Annual Meeting: Michael Celano, Ronny B. Lancaster, Douglas A. Michels, Charles W. Patrick, Roger L. Pringle and Ronald H. Spair. As of the Annual Meeting, Frank G. Hausmann’s service as a Class I Director ended.

At the Annual Meeting, stockholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2007. Voting results on this matter were as follows: 43,732,125 shares were voted for ratification; 415,243 shares were voted against ratification; and 204,469 shares abstained. There were 2,503,173 broker non-votes.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 3, 2007	Ronald H. Spair
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 3, 2007	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
10

Fifth Amendment to Loan and Security Agreement, dated as of June 28, 2007, between OraSure

Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the

Company’s Current Report on Form 8-K filed July 5, 2007.

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