Form 10-Q
period 2008-06-30
ORASURE TECHNOLOGIES INC
filed 2008-08-06
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of Common Stock, par value $.000001 per share, outstanding as of July 31, 2008:    46,851,038

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,240,483	$32,229,697
Short-term investments	70,807,483	63,336,408
Accounts receivable, net of allowance for doubtful account of $122,883 and $186,468	12,780,489	11,296,355
Inventories	10,285,707	9,409,743
Deferred income taxes	2,384,182	5,060,974
Prepaid expenses and other	1,717,246	2,455,534

Total current assets	118,215,590	123,788,711

PROPERTY AND EQUIPMENT, net	21,275,740	20,911,157

PATENTS AND PRODUCT RIGHTS, net	4,776,453	5,279,471

DEFERRED INCOME TAXES	20,059,859	17,265,591

OTHER ASSETS	92,764	107,586

	$164,420,406	$167,352,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$557,321	$556,751
Accounts payable	4,210,022	5,615,998
Accrued expenses and other	9,090,397	11,995,710

Total current liabilities	13,857,740	18,168,459

LONG-TERM DEBT	8,580,533	8,817,669

OTHER LIABILITIES	7,218	311,799

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 46,851,038 and 46,644,046 shares issued and outstanding	47	47
Additional paid-in capital	238,516,984	236,293,489
Accumulated other comprehensive loss	(300,508)	(238,896)
Accumulated deficit	(96,241,608)	(96,000,051)

Total stockholders’ equity	141,974,915	140,054,589

	$164,420,406	$167,352,516

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Product	$18,141,842	$20,703,445	$35,777,453	$40,133,630
Licensing and product development	804,356	648,923	1,257,564	1,327,813

	18,946,198	21,352,368	37,035,017	41,461,443
COST OF PRODUCTS SOLD	7,802,893	7,889,704	15,248,744	15,474,124

Gross profit	11,143,305	13,462,664	21,786,273	25,987,319

OPERATING EXPENSES:
Research and development	6,099,501	3,304,408	10,697,132	6,224,292
Sales and marketing	4,961,853	5,249,099	10,177,842	10,019,842
General and administrative	3,889,960	4,324,789	7,730,741	8,562,140

	14,951,314	12,878,296	28,605,715	24,806,274

Operating income (loss)	(3,808,009)	584,368	(6,819,442)	1,181,045
INTEREST EXPENSE	(72,074)	(164,734)	(155,200)	(330,812)
INTEREST INCOME	822,639	1,141,985	1,840,444	2,277,332
OTHER INCOME	—	—	4,883,714	1,428,691
FOREIGN CURRENCY LOSS	(6,344)	(7,916)	(79,344)	(17,265)

Income (loss) before income taxes	(3,063,788)	1,553,703	(329,828)	4,538,991
INCOME TAX PROVISION (BENEFIT)	(820,494)	599,148	(88,271)	2,097,913

NET INCOME (LOSS)	$(2,243,294)	$954,555	$(241,557)	$2,441,078

EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.05)	$0.02	$(0.01)	$0.05

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE
BASIC	46,847,027	46,215,245	46,815,277	46,165,032

DILUTED	46,847,027	46,628,756	46,815,277	46,591,618

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(241,557)	$2,441,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in nonaffiliated company	—	(1,428,691)
Stock-based compensation	2,838,190	2,886,390
Deferred income taxes	(81,723)	1,487,380
Depreciation and amortization	1,386,854	1,321,380
Provision for excess and obsolete inventories	686,974	521,254
Changes in assets and liabilities:
Accounts receivable	(1,485,580)	(4,490,509)
Inventories	(1,562,938)	(2,009,699)
Prepaid expenses and other assets	753,110	297,963
Accounts payable, accrued expenses, and other liabilities	(4,207,922)	1,639,792

Net cash provided by (used in) operating activities	(1,914,592)	2,666,338

INVESTING ACTIVITIES:
Purchase of short-term investments	(59,396,670)	(52,522,129)
Proceeds from maturities and redemptions of short-term investments	51,829,880	47,388,609
Purchase of property and equipment	(1,314,472)	(2,597,310)
Payments of patents and licenses	(200,000)	(4,000,000)
Proceeds from sale of investment in nonaffiliated company	—	1,765,944

Net cash used in investing activities	(9,081,262)	(9,964,886)

FINANCING ACTIVITIES:
Repayments of long-term debt	(236,566)	(63,409)
Proceeds from issuance of common stock	92,517	1,059,726
Withholding and retirement of common stock	(849,311)	(559,088)

Net cash provided by (used in) financing activities	(993,360)	437,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,989,214)	(6,861,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,229,697	19,949,821

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,240,483	$13,088,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$221,539	$336,384
Income taxes	$386,284	$253,000

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents. We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of June 30, 2008, cash equivalents consisted of commercial paper. As of December 31, 2007, cash equivalents consisted of commercial paper, U.S. government obligations, corporate bonds, and certificates of deposit.

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

The following is a summary of our available-for-sale securities at June 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Certificates of deposit	$4,224,510	$10,147	$—	$4,234,657
Commercial paper	13,315,964	6,304	(1,349)	13,320,919
Government and agency bonds	12,660,281	12,152	(18,520)	12,653,913
Corporate bonds	40,717,325	20,821	(140,152)	40,597,994

Total available-for-sale securities	$70,918,080	$49,424	$(160,021)	$70,807,483

December 31, 2007
Certificates of deposit	$2,721,321	$3,759	$(6,925)	$2,718,155
Commercial paper	4,383,327	1,158	(92)	4,384,393
Government and agency bonds	5,541,885	15,681	—	5,557,566
Corporate bonds	50,704,757	24,104	(52,567)	50,676,294

Total available-for-sale securities	$63,351,290	$44,702	$(59,584)	$63,336,408

At June 30, 2008, maturities of our available-for-sale securities were as follows:
Less than one year	$66,786,149	$49,424	$(152,628)	$66,682,945
One to two years	4,131,931	—	(7,393)	4,124,538

Total available-for-sale securities	$70,918,080	$49,424	$(160,021)	$70,807,483

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2008	December 31, 2007
Raw materials	$5,767,401	$4,924,139
Work in process	575,682	386,535
Finished goods	3,942,624	4,099,069

	$10,285,707	$9,409,743

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

Significant Customer Concentration. The Company had the following significant concentrations in revenue and accounts receivable:

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2008	2007	2008	2007
Quest Diagnostics, Incorporated	11%	11%	10%	11%
Abbott Laboratories	9	9	10	10

	Percentage of Accounts Receivable
	June 30, 2008		December 31, 2007
Quest Diagnostics, Incorporated	9%		11%
Abbott Laboratories	10		9
SSL International plc	7		13

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

Earnings Per Share. We have presented basic and diluted earnings (loss) per share pursuant to SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options, warrants and unvested restricted stock. The number of incremental shares is calculated by assuming that outstanding stock options and warrants were exercised and unvested restricted shares were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(2,243,294)	$954,555	$(241,557)	$2,441,078

Weighted average shares of common stock outstanding:
Basic	46,847,027	46,215,245	46,815,277	46,165,032
Dilutive effect of stock options, warrants and restricted stock	—	413,511	—	426,586

Diluted	46,847,027	46,628,756	46,815,277	46,591,618

Earnings (loss) per share:
Basic	$(0.05)	$0.02	$(0.01)	$0.05

Diluted	$(0.05)	$0.02	$(0.01)	$0.05

For the three-month periods ended June 30, 2008 and 2007, outstanding common stock options and unvested restricted stock, representing 4,578,875 and 2,817,360 shares, respectively were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. For the six-month periods ended June 30, 2008 and 2007, outstanding common stock options, warrants, and unvested restricted stock representing 3,889,236 and 2,592,534 shares, respectively were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Other Comprehensive Income (Loss). We follow SFAS No. 130, “Reporting Comprehensive Income.” This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet. Other comprehensive income (loss) at June 30, 2008 and December 31, 2007 consisted of currency translation adjustments and net unrealized gains or losses on marketable securities. Comprehensive income (loss) was $(2,390,293) and $894,401 for the three months ended June 30, 2008 and 2007, respectively, and $(303,169) and $2,307,665 for the six months ended June 30, 2008 and 2007, respectively.

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

3. Stock-Based Compensation

We grant stock-based awards under the OraSure Technologies, Inc. 2000 Stock Award Plan, as amended and restated (the “2000 Plan”). The 2000 Plan enables us to grant stock-based awards to employees, outside directors, and consultants or other third-party advisors. Awards which may be granted under the 2000 Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. We recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue new restricted stock, we normally issue new shares rather than purchase shares on the open market.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $2.72 and $3.29 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $3.13 and $3.57 per share, respectively.

Total compensation cost related to stock options for the three months ended June 30, 2008 and 2007 was $553,417 ($369,832, net of tax) and $758,904 ($554,080, net of tax), respectively, of which $39,607 and $77,779 was capitalized into inventory during the quarters ended June 30, 2008 and 2007, respectively. The amounts recognized in cost of products sold for amounts previously capitalized were $63,510 and $118,194 for the three months ended June 30, 2008 and 2007, respectively. Total compensation cost related to stock options for the six months ended June 30, 2008 and 2007 was $1,097,830 ($731,878, net of tax) and $1,481,610 ($1,093,614, net of tax), respectively, of which $128,282 and $126,672 was capitalized into inventory during the six-month periods ended June 30, 2008 and 2007, respectively. The amounts recognized in cost of products sold for amounts previously capitalized were $120,182 and $199,018 for the six-month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2008:

Options
Outstanding on January 1, 2008	4,726,541
Granted	480,629
Exercised	(14,786)
Forfeited	(63,230)

Outstanding on June 30, 2008	5,129,154

As of June 30, 2008, there was $3,507,011 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted average period of 1.8 years.

Net cash proceeds from the exercise of stock options were $92,517 and $1,059,726 for the six months ended June 30, 2008 and 2007, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

As mentioned above, the 2000 Plan enables us to grant restricted shares of our common stock to eligible employees, including officers. Generally, these shares are nontransferable and are subject to three-year vesting requirements or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. During the six months ended June 30, 2008, we granted 388,565 restricted shares of our common stock, with a weighted average grant date fair value of $8.06, to certain key officers and members of management. Compensation cost of $899,106 and $747,043 related to restricted shares was recognized during the three months ended June 30, 2008 and 2007, respectively. Compensation cost of $1,740,360 and $1,404,780 related to restricted shares was recognized during the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2008:

Shares
Issued and unvested, January 1, 2008	882,961
Granted	388,565
Vested	(296,758)
Forfeited	(1,313)

Issued and unvested, June 30, 2008	973,455

As of June 30, 2008, there was $6,408,931 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.7 years.

In connection with the vesting of restricted shares during the six months ended June 30, 2008 and 2007, 104,552 and 67,339 shares, respectively, with aggregate values of $849,311 and $559,088, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

4. Accrued Expenses

	June 30, 2008	December 31, 2007
Payroll and related benefits	$2,056,943	$3,771,489
Deferred revenue	1,988,721	2,841,640
Royalties	2,753,268	2,485,869
Advertising	398,553	288,020
Professional fees	530,428	1,371,850
Other	1,362,484	1,236,842

	$9,090,397	$11,995,710

Deferred revenue at June 30, 2008 and December 31, 2007 included customer prepayments of $1,855,221 and $2,726,440, respectively.

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

In January 2007, our shares in a privately-held nonaffiliated company were sold and we received $1,765,944 for our ownership interest. Accordingly, during the first quarter of 2007, we recorded a $1,428,691 pre-tax gain on the sale of this investment in other income.

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

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$15,692	$16,643	$29,833	$32,875
Europe	1,915	2,881	4,353	5,388
Other regions	1,339	1,828	2,849	3,198

	$18,946	$21,352	$37,035	$41,461

7. Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Upon adoption of SFAS No. 157, there was no impact to our consolidated financial statements. The statement requires that fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

All our available for sale securities included in Note 2 were classified and measured as Level 1 instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/loss per share, net income, expenses, cash flow or other financial performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products; changes in relationships, including disputes or disagreements, with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; failure of distributors or other customers to meet purchase forecasts or minimum purchase requirements for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance; continued bulk purchases by customers, including governmental agencies, and the ability to fully deploy those purchases in a timely manner; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical product components; availability of related products produced by third parties or products required for use of our products; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; history of losses and ability to achieve sustained profitability; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including changes in international funding sources; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to retain qualified personnel; exposure to patent infringement, product liability, and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; ability to identify, complete and realize the full benefits of potential acquisitions; and general political, business and economic conditions. These and other factors are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2007, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide complete information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

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

During the first six months of 2008, our total revenues were $37.0 million, which represents an 11% decrease from the same period in 2007. Our net loss for the six months ended June 30, 2008 was $242,000, compared to net income of $2.4 million for the six months ended June 30, 2007. Our net loss during the first six months of 2008 includes a $4.9 million payment received from Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) as a result of our licensing and settlement agreement entered into to resolve our patent infringement litigation, which has been recorded in other income. Net income during the first six months of 2007 includes a pre-tax gain of $1.4 million related to the sale of our investment in a privately-held nonaffiliated company. Cash flow used in operating activities for the six months ended June 30, 2008, was $1.9 million primarily as a result of increases in accounts receivable and inventories coupled with a decrease in accounts payable and accrued expenses. As of June 30, 2008, we had $91.0 million in cash, cash equivalents and short-term investments, a $4.5 million decrease from December 31, 2007.

Sales into the infectious disease testing market increased in the first six months of 2008 as a result of increased demand for our OraQuick ADVANCE® HIV-1/2 test. This increase resulted largely from increased sales directly to various public health organizations, which reflects continued growth of our base business and incremental sales resulting from the testing initiatives funded by the Centers for Disease Control and Prevention (“CDC”) and directed to populations disproportionately affected by HIV/AIDS.

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

Sales of our cryosurgical products decreased during the first six months of 2008 compared to 2007 as a result of the termination of the distribution agreement for our domestic OTC product (as described below), as well as a decrease in sales of our OTC product internationally. The cryosurgical systems market represents sales of Histofreezer® into both the domestic and international physicians’ office markets and sales of the OTC formulation of this product through international distributors. Prestige Brands Holdings, Inc. (“Prestige”) previously distributed our cryosurgical wart removal product under its Compound W Freeze Off® tradenames in the OTC market in the United States and Canada. Our distribution agreement with Prestige terminated on December 31, 2007. As a result, we are currently preparing to re-enter the U.S. OTC cryosurgery marketplace in 2009 with our own branded product offering.

SSL International plc (“SSL”) distributes our cryosurgical product under its Scholl’s and Dr. Scholl trademarks in the OTC market in several European countries, Australia and New Zealand. Genomma Labs (“Genomma”) also distributes a similar product to the OTC market in Mexico and has rights to Argentina, Brazil, various other Latin American countries and South Africa. Overall, our international OTC cryosurgical sales decreased 47% in the first six months of 2008 compared to the same period in the prior year due to an unanticipated inventory buildup at Genomma.

Sales to the substance abuse testing market also decreased during the first six months of 2008, due primarily to economic conditions in the United States and reduced international public sector funding. Our workplace testing business has been impacted by the decline in employment rates in some of the markets that buy our Intercept® collection device and related assays. The decrease in public sector funding in the international market has slowed the implementation of criminal justice testing overseas. We do not expect renewed growth in the utilization of our Intercept® product line until employment conditions in the U.S. recover and international criminal justice funding is increased.

Sales to the insurance risk assessment market increased during the six months ended June 30, 2008. The increase was due to the timing of purchases by our laboratory distributors.

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

In past years, bioMérieux, Inc. (“BMX”) manufactured and sold the only oral fluid HIV-1 screening test that had received FDA approval for use in detecting HIV-1 in an oral fluid specimen collected with our OraSure® collection device. BMX also supplied the HIV-1 antigen used to manufacture our oral fluid Western blot HIV-1 confirmatory test and was the exclusive world-wide distributor of that product. BMX discontinued manufacturing their HIV-1 enzyme immunoassay (“EIA”) screening test during 2007. As a result, we will seek FDA approval of an alternative HIV-1 EIA screening test for use with our OraSure® collection device. BMX also elected not to renew our Western blot agreements beyond December 31, 2007, and we are now selling the Western blot test directly to our laboratory customers.

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

During the six months ended June 30, 2008, we generated 81% of our revenues in the U.S. marketplace. We are continually evaluating strategies to increase our sales penetration in markets outside the U.S. As our business in foreign countries increases, we could be exposed to other economic, political, exchange rate, regulatory and cultural risks.

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

Total revenues decreased 11% to $18.9 million in the second quarter of 2008 from $21.4 million in the comparable quarter in 2007. Increased sales of our OraQuick ADVANCE® rapid HIV-1/2 antibody test and insurance risk assessment testing products, along with higher licensing and product development revenues, were more than offset by decreased sales of our cryosurgical and substance abuse testing products. Revenues derived from products sold to customers outside the U.S. were $3.3 million and $4.7 million, or 17% and 22% of total revenues, in the second quarters of 2008 and 2007, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars		% Change	Percentage of Total Revenues
Market	2008	2007		2008	2007
Infectious disease testing	$10,033	$9,185	9%	53%	43%
Substance abuse testing	3,697	4,396	(16)	20	21
Cryosurgical systems	2,719	5,772	(53)	14	27
Insurance risk assessment	1,693	1,350	25	9	6

Product revenues	18,142	20,703	(12)	96	97
Licensing and product development	804	649	24	4	3

Total revenues	$18,946	$21,352	(11)%	100%	100%

Sales to the infectious disease testing market increased 9% to $10.0 million in the second quarter of 2008, primarily as a result of the continued strong performance of our OraQuick ADVANCE® rapid HIV-1/2 antibody test in an increasingly competitive environment. OraQuick® sales totaled $9.3 million and $8.3 million in the second quarters of 2008 and 2007, respectively. Sales of our OraSure® oral fluid collection device totaled $735,000 and $906,000 in the second quarters of 2008 and 2007, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the second quarters of 2008 and 2007.

	Three Months Ended June 30,
Customers	2008	2007	% Change
Direct to U.S. Public Health	$6,899	$5,502	25%
Abbott	1,698	1,778	(4)
International	701	514	36
SAMHSA / CDC	—	485	N/A

Total OraQuick® revenues	$9,298	$8,279	12%

During the second quarter of 2008, OraQuick® revenue derived from direct sales to the U.S. public health market increased by 25% as compared to the same period of 2007. This increase is the result of continued growth in our base business and incremental sales driven by the CDC’s efforts to increase HIV testing. In September 2007, the CDC awarded incremental funding to expand HIV testing and prevention programs in populations disproportionately affected by HIV, primarily African Americans. These funds were allocated to targeted state and public health agencies for utilization during 2008.

For the three months ended June 30, 2008, sales to our hospital distributor, Abbott, decreased 4% to $1.7 million, as compared to $1.8 million in 2007. This decrease was largely the result of Abbott’s ordering patterns, as well as increased competition in the U.S. hospital market.

In previous periods, the CDC and SAMHSA placed bulk purchases orders for OraQuick ADVANCE® devices and related testing materials directly with us. It is not likely that comparable-sized bulk purchase orders from these governmental entities or others will be received in the future.

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick and venous whole blood, and plasma samples, and has received a waiver under the Clinical Laboratory Improvements Amendment of 1988 (“CLIA”) for use with all sample types except plasma, provides a significant competitive advantage, thereby enabling us to fully implement a strategy for selling OraQuick® internationally. We received final CE mark approval for our OraQuick ADVANCE® test in 2007, thereby enabling us to sell this product in Europe. We have established distribution channels in several European countries and are pursuing other distributors elsewhere in the European Union.

International sales of our OraQuick® HIV test increased 36% to $701,000 in the three months ended June 30, 2008 compared to $514,000 in 2007. The primary reason for the increase was a 48% increase in sales to Africa.

During the second quarter of 2008, sales of our OraSure® oral fluid collection device declined $171,000. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing instead to purchase our OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid, and the CDC’s efforts to increase rapid HIV testing in healthcare settings. We expect this decline in OraSure® sales to continue.

Sales to the substance abuse testing market decreased 16% to $3.7 million in the second quarter of 2008 from $4.4 million in the second quarter of 2007, as sales of our Intercept® device for workplace testing were impacted by a continued decrease in employment rates domestically and a decrease in funding internationally. The international market experienced a decrease as a result of a reduction in public sector funding, which has slowed the implementation of criminal justice testing.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the second quarters of 2008 and 2007.

	Three Months Ended June 30,
Market	2008	2007	% Change
Workplace testing	$1,272	$1,977	(36)%
Criminal justice	708	661	7
International	564	633	(11)
Direct	330	264	25

Total Intercept® revenues	$2,874	$3,535	(19)%

We do not expect renewed growth in Intercept® sales until employment conditions in the U.S. recover and international criminal justice funding is increased. In addition, our microplate oral fluid drug assays, which are sold for use with the Intercept® collection device, are expected to come under increasing competitive pressure in the future from “home-brew” assays developed internally by our laboratory customers. Our oral fluid microplate assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. We believe our competitors are developing oral fluid tests suitable for use on these fully automated homogeneous assay systems and these assays, if and when they are developed and commercialized, could represent a significant competitive threat to our oral fluid microplate business. In order to meet this competition, we are jointly developing and intend to commercialize fully-automated homogeneous oral fluid drugs of abuse assays with Roche Diagnostics for use with our Intercept® device.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 53% to $2.7 million in the second quarter of 2008, compared to $5.8 million in the same period of the prior year. This decrease was primarily the result of the absence of U.S. OTC cryosurgical product sales as a result of the termination of our distribution relationship for this product at the end of 2007, coupled with a decrease in international OTC cryosurgical sales caused by an unanticipated inventory buildup at Genomma and lower sales to SSL.

The table below shows a breakdown of our total cryosurgical systems revenues (in thousands, except %) generated in each market in the second quarters of 2008 and 2007.

	Three Months Ended June 30,
Market	2008	2007	% Change
Professional domestic	$1,004	$1,360	(26)%
Professional international	665	510	30
OTC domestic	—	983	N/A
OTC international	1,050	2,919	(64)

Total cryosurgical systems revenues	$2,719	$5,772	(53)%

Our domestic OTC cryosurgical product, called Freeze Off®, was distributed in the United States and Canada by Prestige, owner of the Compound W® line of wart removal products. Our distribution agreement with Prestige terminated on December 31, 2007. Sales to Prestige were $983,000 during the second quarter of 2007. We are currently preparing to reenter the U.S. OTC cryosurgery marketplace in 2009 with our own branded product offering.

We have an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, our cryosurgical wart removal product in the OTC market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks. Sales to SSL under the distribution agreement were $1.1 million and $1.7 million in the second quarters of 2008 and 2007, respectively.

Early in 2007, we entered into an agreement with Genomma pursuant to which Genomma distributes on an exclusive basis our cryosurgical wart removal product in the OTC market in Mexico. Sales to Genomma under this distribution agreement were $1.2 million in the second quarter of 2007 with no sales in the second quarter of 2008. Recently, we renewed our distribution agreement for Mexico and additional rights were also given to Genomma in Argentina, Brazil, various other Latin American countries, and South Africa. In the Mexican OTC market, Genomma reduced their purchase forecast as a result of an unexpected return of product to them by a number of retail outlets in the first quarter of 2008 due to overstocking of inventory during the winter months. We are working closely with Genomma to drive greater uptake of our product in the retail channel in Mexico and to generate new sales in other Latin and South American countries. We believe these markets have potential for our cryosurgery product, but the full realization will take time.

Sales of our Histofreezer® product to physicians’ offices in the U.S. decreased 26% while sales of Histofreezer® to international physicians’ offices increased 30%. Recently, we have learned that English-labeled Histofreezer product is being sold by international distributors into our domestic distribution network. We have identified at least one distributor that has engaged in this practice and are currently investigating the possibility that one or more additional international distributors are participating in this practice as well. This situation occurs because product is sold at a lower price in some countries outside the U.S. since health care systems in those countries are more economically sensitive. We believe the alternate sourcing of lower cost Histofreezer® product from international distributors has adversely affected our sales in the U.S. and this negative impact on sales will continue over the balance of 2008 until our U.S. distributors work through inventory of previously-acquired lower cost product. We are addressing this situation by increasing international pricing of our Histofreezer® product and exercising our contractual rights against certain international distributors. The increase in international physicians’ office sales of Histofreezer® is primarily the result of the engagement of new distributors in additional countries.

Sales to the insurance risk assessment market increased 25% to $1.7 million in the second quarter of 2008 compared to $1.4 million in 2007. The sales increase was largely caused by lower sales during the early months of 2007.

During the second quarter of 2008, licensing and product development revenues increased by $155,000 to $804,000 from $649,000 during 2007. Second quarter 2008 licensing revenue included royalties from Schering-Plough pursuant to our license and settlement agreement entered into in January 2008. We expect to record royalty revenues from Schering-Plough throughout the remainder of 2008.

In December 2006, we entered into a collaboration agreement with Schering-Plough Corporation (“SPC”), for the development and promotion of a rapid oral fluid test for the detection of antibodies to the Hepatitis C Virus (“HCV”). During the three months ended June 30, 2007, we recognized $621,000 in revenues associated with funded research and development under this agreement. We do not expect to recognize any additional licensing and product development revenues pursuant to this agreement. However, in early 2008, we entered into a new collaboration agreement with SPC for the development and promotion of our rapid oral fluid HCV test on a worldwide basis. Under the terms of the new agreement, we will retain the rights to market and sell the HCV test throughout the world, and SPC will reimburse us for certain development and regulatory costs based on the achievement of certain milestones. SPC will also provide promotional support for the product in international markets. Revenues from this agreement are not expected to be material in 2008.

Gross margin in the second quarter of 2008 was 59%, compared to 63% for the second quarter of 2007. Gross margin was impacted primarily by an unfavorable product mix versus the year ago period and a slight increase in scrap and spoilage expense.

Research and development expenses increased 85% to $6.1 million in the second quarter of 2008 from $3.3 million in the same period in 2007, primarily as a result of costs associated with the clinical development of our OraQuick® HIV OTC test and OraQuick® HCV test. Research and development costs are expected to increase in 2008, primarily due to continued clinical trial work associated with the development of those products as well as costs expected to be incurred to obtain FDA approval of a new HIV microplate assay for use with our OraSure® oral fluid collection device.

Sales and marketing expenses decreased 5% to $5.0 million in the second quarter of 2008 from $5.2 million in the same period in 2007. This decrease was primarily the result of lower costs associated with reimbursable distributor advertising and promotional costs and decreased consulting costs in our marketing department. These decreases were partially offset by increased staffing and related charges. As a result of recently-announced organizational changes, sales and marketing expenses are expected to increase in the second half of 2008.

General and administrative expenses decreased 10% to $3.9 million in the second quarter of 2008 from $4.3 million in the same period in 2007. This decrease was primarily attributable to a decrease in legal costs as a result of the conclusion of the Prestige and Schering-Plough legal proceedings. As a result of the recent patent infringement litigation filed against the Company and the recently announced organizational changes, general and administrative expenses are expected to increase in the second half of 2008.

Interest expense decreased to $72,000 in the second quarter of 2008 from $165,000 in the second quarter of 2007, as a result of lower outstanding debt balances, a decreased interest rate, and an increase in capitalized interest related to construction-in-progress. Interest income decreased to $823,000 in the second quarter of 2008 from $1.1 million in the second quarter of 2007, as a result of lower yields on our investment portfolio.

We purchase some of our cryosurgical products from, or utilize the services of, vendors located in The Netherlands. As a result of the decline in the exchange rate between the United States dollar and the Euro, we recorded minimal losses on foreign currency transactions for the three months ended June 30, 2008 and 2007.

During the three months ended June 30, 2008 we recorded a federal and state income tax benefit of $820,000, which reflects an effective tax rate of 27%. During the three months ended June 30, 2007, we recorded a provision for federal and state income taxes of $599,000, which reflects a 39% effective tax rate. The estimated annual effective rate for the quarter ended June 30, 2008 reflects a projected loss for the fiscal year, offset by the impact of permanent differences generated by items which are not deductible on our income tax returns.

Six months ended June 30, 2008 compared to June 30, 2007

Total revenues decreased 11% to $37.0 million for the first six months of 2008 from $41.5 million in the comparable period in 2007. Increased sales of our OraQuick ADVANCE® rapid HIV-1/2 antibody test and insurance risk assessment testing products were more than offset by decreased sales of our cryosurgical and substance abuse testing products and lower licensing and product development revenue. Revenues derived from products sold to customers outside the U.S. were $7.2 million and $8.6 million, or 19% and 21% of total revenues, during the first six months of 2008 and 2007, respectively.

The table below shows the amount of total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars		% Change	Percentage of Total Revenues
	2008	2007		2008	2007
Infectious disease testing	$19,512	$18,117	8%	53%	44%
Substance abuse testing	6,974	8,325	(16)	19	20
Cryosurgical systems	6,055	11,452	(47)	16	28
Insurance risk assessment	3,236	2,239	45	9	5

Product revenues	35,777	40,133	(11)	97	97
Licensing and product development	1,258	1,328	(5)	3	3

Total revenues	$37,035	$41,461	(11)%	100%	100%

Sales into the infectious disease testing market increased in the first six months of 2008 as a result of the continued strong performance of our OraQuick ADVANCE® HIV-1/2 test in an increasingly competitive market. This increase resulted largely from increased sales directly to various public health organizations, which reflects continued growth of our base business and incremental sales resulting from the testing initiatives funded by the CDC and directed to populations disproportionately affected by HIV/AIDS. OraQuick® sales totaled $18.2 million and $16.5 million in the first six months of 2008 and 2007, respectively. Sales of our OraSure® oral fluid collection device totaled $1.4 million and $1.6 million in the first six months of 2008 and 2007, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during the first six months of 2008 and 2007.

	Six Months Ended June 30,
Customers	2008	2007	% Change
Direct to U.S. Public Health	$13,183	$9,846	34%
Abbott	3,622	3,928	(8)
International	1,347	1,260	7
SAMHSA / CDC	—	1,434	N/A

Total OraQuick® revenues	$18,152	$16,468	10%

OraQuick® revenue derived from direct sales to the U.S. public health market increased by 34% during the first half of 2008 compared to the same period of 2007. This increase is the result of continued growth in usage of the OraQuick ADVANCE® rapid HIV-1/2 antibody test in public health settings, including city-wide testing programs. In September 2007, the CDC awarded incremental funding to expand HIV testing and prevention programs in populations disproportionately affective by HIV. The funds were allocated to targeted state and public health agencies for utilization during 2008. Sales related to city-wide testing initiatives increased 36% to $1.1 million during the first six months of 2008, compared to $842,000 in 2007.

For the six months ended June 30, 2008, sales to our hospital distributor, Abbott, decreased 8% to $3.6 million, as compared to $3.9 million in 2007. This decrease was largely the result of Abbott’s ordering patterns, as well as increased competition in the U.S. hospital market.

In previous periods, the CDC and SAMHSA placed bulk purchases orders for OraQuick ADVANCE® devices and related testing materials directly with us. It is not likely that comparable-sized bulk purchase orders from these governmental entities or others will be received in the future.

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick and venous whole blood, and plasma samples, and has received a waiver under the CLIA for use with all sample types except plasma, provides a significant competitive advantage, thereby enabling us to fully implement a strategy for selling OraQuick® internationally. We received final CE mark approval for our OraQuick ADVANCE® test in 2007, thereby enabling us to sell this product in Europe. We have established distribution channels in several European countries and are pursuing other distributors elsewhere in the European Union.

International sales of our OraQuick® HIV test remained relatively flat at $1.3 million in both the six months ended June 30, 2008 and 2007.

During the first six months of 2008, sales of our OraSure® oral fluid collection device declined $289,000. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing instead to purchase our OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid, and the CDC’s efforts to increase rapid HIV testing in healthcare settings. We expect this decline in OraSure® sales to continue.

Sales to the substance abuse testing market decreased 16% to $7.0 million in the first six months of 2008 from $8.3 million in the first six months of 2007, as sales of our Intercept® device for workplace testing were impacted by a continued decrease in employment rates domestically and a decrease in funding internationally. The international market experienced a decrease in public sector funding, which has slowed the implementation of criminal justice testing.

The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market in the first six months of 2008 and 2007.

	Six Months Ended June 30,
Market	2008	2007	% Change
Workplace testing	$2,287	$3,523	(35)%
Criminal justice	1,327	1,306	2
International	1,089	1,233	(12)
Direct	601	466	29

Total Intercept® revenues	$5,304	$6,528	(19)%

We do not expect renewed growth in the utilization of our Intercept® product line until employment conditions in the U.S. recover and international criminal justice funding is increased. In addition, our microplate oral fluid drug assays, which are sold for use with the Intercept® collection device, are expected to come under increasing competitive pressure in the future from “home-brew” assays developed internally by our laboratory customers. Our oral fluid microplate assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. We believe our competitors are developing oral fluid tests suitable for use on these fully automated homogeneous assay systems and these assays, if and when they are developed and commercialized, could represent a significant competitive threat to our oral fluid microplate business. In order to meet this competition, we are jointly developing and intend to commercialize fully-automated homogeneous oral fluid drugs of abuse assays with Roche Diagnostics for use with our Intercept® device.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 47% to $6.1 million for the first six months of 2008, compared to $11.5 million in the same period of the prior year. This decrease was primarily the result of the absence of U.S. OTC cryosurgical product sales as a result of the termination of our distribution relationship for this product at the end of 2007, coupled with a decrease in international OTC cryosurgical sales caused by an unanticipated inventory buildup at Genomma and lower sales to SSL.

The table below shows a breakdown of our total cryosurgical systems revenues (in thousands, except %) generated in each market in the first six months of 2008 and 2007.

	Six Months Ended June 30,
Market	2008	2007	% Change
Professional domestic	$2,037	$2,413	(16)%
Professional international	1,404	977	44
OTC domestic	—	3,133	N/A
OTC international	2,614	4,929	(47)

Total cryosurgical systems revenues	$6,055	$11,452	(47)%

Our domestic OTC cryosurgical product, called Freeze Off®, was distributed in the United States and Canada by Prestige, owner of the Compound W® line of wart removal products. Our distribution agreement with Prestige terminated on December 31, 2007. Sales to Prestige were $3.1 million during the first six months of 2007. We are currently preparing to reenter the U.S. OTC cryosurgery marketplace in 2009 with our own branded product offering.

We have an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, our cryosurgical wart removal product in the OTC market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks. Sales to SSL under the distribution agreement were $2.2 million and $3.2 million in the six months ended June 30, 2008 and 2007, respectively.

Early in 2007, we entered into an agreement with Genomma pursuant to which Genomma distributes on an exclusive basis our cryosurgical wart removal product in the OTC market in Mexico. Sales to Genomma under this distribution agreement were $401,000 and $1.7 million during the first six months ended June 30, 2008 and 2007, respectively. Recently, we renewed our distribution agreement for Mexico and additional rights were also given to Genomma in Argentina, Brazil, various other Latin American countries, and South Africa. In the Mexican OTC market, Genomma reduced their purchase forecast as a result of an unexpected return of product to them by a number of retail outlets in the first quarter of 2008, due to overstocking of inventory during the winter months. We are working closely with Genomma to drive greater uptake of our product in the retail channel in Mexico and to generate new sales in other Latin and South American countries. We believe these markets have potential for our cryosurgery product, but the full realization will take time.

Sales of our Histofreezer® product to physicians’ offices in the U.S. decreased 16% while sales of Histofreezer® to international physicians’ offices increased 44%. Recently, we have learned that English labeled Histofreezer product is being sold by international distributors into our domestic distribution network. We have identified at least one distributor that has engaged in this practice and are currently investigating the possibility that one or more additional international distributors are participating in this practice as well. This situation occurs because product is sold at a lower price in some countries outside the U.S. since health care systems in those countries are more economically sensitive. We believe the alternate sourcing of lower cost Histofreezer® product from international distributors has adversely affected our sales in the U.S. and this negative impact on sales will continue over the balance of 2008 until our U.S. distributors work through inventory of previously-acquired lower cost product. We are addressing this situation by increasing international pricing of our Histofreezer® product and exercising our contractual rights against certain international distributors. The increase in international physicians’ office sales of Histofreezer® is primarily the result of the engagement of new distributors in additional countries.

Sales to the insurance risk assessment market increased 45% to $3.2 million during the six months ended June 30, 2008 compared to $2.2 million in 2007. This increase was primarily due to lower sales in the early months of 2007.

During the first six months of 2008, licensing and product development revenues decreased by $70,000 from $1.3 million during 2007. Licensing revenue for the first half of 2008 included payments from Schering-Plough pursuant to our license and settlement agreement entered into in January 2008. We expect to record royalty revenues from Schering-Plough throughout the remainder of 2008.

In December 2006, we entered into a collaboration agreement with Schering-Plough Corporation (“SPC”) for the development and promotion of a rapid oral fluid test for the detection of antibodies to HCV. During the first six months of 2007, we recognized $1.3 million in revenues associated with funded research and development under this agreement. We do not expect to recognize any additional licensing and product development revenues pursuant to this agreement. However, in early 2008, we entered into a new collaboration agreement with SPC for the development and promotion of our rapid oral fluid HCV test on a worldwide basis. Under the terms of the new agreement, we will retain the rights to market and sell the HCV test throughout the world, and SPC will reimburse us for certain development and regulatory costs based on the achievement of certain milestones. SPC will also provide promotional support for the product in international markets. Revenues from this agreement are not expected to be material in 2008.

Gross margin in the first six months of 2008 was 59% compared to 63% for the first six months of 2007. Gross margin was impacted primarily by an unfavorable product mix and a small increase in spoilage and scrap expense.

Research and development expense increased 72% to $10.7 million in the first six months of 2008 from $6.2 million in the same period in 2007, primarily as a result of costs associated with the clinical development of our OraQuick® HCV test and our OraQuick® HIV OTC test. Research and development costs are expected to increase in 2008, primarily due to clinical trial work associated with the development of these products, as well as costs expected to be incurred to obtain FDA approval of a new HIV microplate assay for use with our OraSure® oral fluid collection device.

Sales and marketing expenses increased 2% to $10.2 million in the six-month period ended June 30, 2008 from $10.0 million in the same period in 2007. This increase was primarily the result of increased staffing and related charges, partially offset by lower costs associated with reimbursable distributor advertising and promotional costs. As a result of recently-announced organizational changes, sales and marketing expenses are expected to increase in the second half of 2008.

General and administrative expenses decreased 10% to $7.7 million in the first six months of 2008 from $8.6 million in the same period in 2007. This decrease was primarily attributable to a decrease in legal costs as a result of the conclusion of the Prestige and Schering-Plough legal proceedings, lower consulting fees and a decrease in certain other corporate taxes, partially offset by an increase in staffing costs. As a result of the recent patent infringement litigation filed against the Company and the recently-announced organizational changes, general and administrative expenses are expected to increase in the second half of 2008.

Interest expense decreased to $155,000 in the six-month period ended June 30, 2008 from $331,000 in the same period of 2007, as a result of lower outstanding debt balances, a decreased interest rate, and an increase in capitalized interest related to construction-in-progress. Interest income decreased to $1.8 million in 2008 from $2.3 million in 2007, as a result of lower yields on our investment portfolio.

We purchase some of our cryosurgical products from, or utilize the services of, vendors located in The Netherlands. As a result of the decline in the exchange rate between the United States dollar and the Euro, we recorded $79,000 and $17,000 of losses on foreign currency transactions for the six months ended June 30, 2008 and 2007, respectively.

As a result of our license and settlement agreement entered into with Schering-Plough to resolve our patent infringement litigation, we received a payment of $4.9 million during the first quarter of 2008, which was recorded as other income.

In January 2007, we sold our ownership interest in a privately-held nonaffiliated company and recorded a $1.4 million pre-tax gain on the sale of this investment which was included in other income during the quarter ended March 31, 2007.

During the six months ended June 30, 2008 we recorded a benefit for federal and state income taxes of $88,000 which reflects an effective tax rate of 27%. During the six months ended June 30, 2007, we recorded a provision for federal and state income taxes of $2.1 million, which reflect a 46% effective tax. The estimated annual effective rate for the six months ended June 30, 2008 reflects a projected loss for the fiscal year, offset by the impact of permanent differences generated by items which are not deductible on our income tax returns.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$20,240	$32,230
Short-term investments	70,807	63,336
Working capital	104,358	105,620

Our cash, cash equivalents and short-term investments decreased $4.5 million during the first half of 2008 to $91.0 million at June 30, 2008, primarily as a result of $1.9 million in cash flow used to fund operations, the purchase of $1.3 million of property and equipment, payment of licensing fees of $200,000, repayments of $237,000 on long-term debt and $849,000 associated with the repurchase and retirement of common stock to pay minimum tax withholding obligations on restricted shares that vested during the period. Offsetting these uses of funds was $93,000 in cash received from the exercise of stock options during the six months ended June 30, 2008.

Net cash used to fund operating activities was $1.9 million in the first six months of 2008. Increases to operating cash during the six months ended June 30, 2008 included the following items: stock-based compensation expense of $2.8 million, a deferred income tax benefit of $82,000, depreciation and amortization expense of $1.4 million, a provision for excess and obsolete inventories of $687,000, and a $753,000 decrease in prepaid expenses and other assets. Offsetting these sources of cash was a net loss of $242,000, a $1.6 million increase in inventories primarily related to increased raw material levels for our cryosurgical product line, a $1.5 million increase in accounts receivable, primarily due to the intra-quarter distribution of revenues, and decreases in accounts payable of $1.3 million and in accrued expenses of $2.9 million, largely due to payments of our year-end royalty, legal, and other accruals.

Net cash used in investing activities during the first half of 2008 was $9.1 million. During this six-month period, we purchased $1.3 million of property and equipment and paid licensing fees of $200,000. We also had net purchases of short-term investments of $7.6 million during the six months ended June 30, 2008. We expect additional capital expenditures of $2.2 million during the remaining six months of 2008, as we purchase additional information systems equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities during the first half of 2008 was $993,000, reflecting $237,000 of loan principal repayments and $849,000 expended for the repurchase and retirement of common stock related to restricted stock vesting, partially offset by proceeds of $93,000 received from the exercise of stock options.

We have in place a $14 million credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) which is comprised of a $10 million facilities advance and a $4 million revolving working capital line of credit. At our option, interest on the facilities advance is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73%, or a variable rate equal to the 30, 180, or 360-day LIBOR plus 0.55% to 1.25% . Principal is repayable in periodic installments, based upon the rate option that we elect, with the remaining balance of unpaid principal due on June 27, 2011. Interest on any advances under the revolving working capital line of credit is payable at either the U.S. prime rate less 0.25% or 30-day LIBOR pus 2.55%, in each case determined at the time of funding.

In January 2008, we elected to fix the interest rate on the facilities advance at 4.15% until its maturity in June 2011, with principal and interest payable on a monthly basis.

As of June 30, 2008, we had $9.1 million in outstanding borrowings under the facilities advance and no outstanding borrowings under the $4 million revolving working capital line of credit.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories and a mortgage on our three facilities in Bethlehem, Pennsylvania. Borrowings under the revolving working capital line of credit are limited to commercially standard percentages of accounts receivable. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity and tangible net worth. We were in full compliance with all covenants at June 30, 2008. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

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

The combination of our current cash and short-term investments, anticipated cash flow from operations and available borrowings under our Credit Facility is expected to be sufficient to fund our operating and capital needs for the foreseeable future, including our ability to fund the repurchase of common stock as described below. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products, market acceptance of new products, competing technological and market developments and other factors. In addition, we expect to use cash from working capital to fund the repurchases of the Company’s common stock pursuant to the stock repurchase program announced on August 5, 2008, under which the Company may purchase up to $25 million of the Company’s outstanding common stock. We have obtained the consent of Comerica to implement this repurchase program, which may be discontinued at any time.

Summary of Contractual Obligations

The following sets forth our approximate aggregate obligations at June 30, 2008 for future payments under contracts and other contingent commitments, for 2008 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt[1]	$9,137,854	$278,518	$557,897	$509,761	$7,791,678	$—	$—
Operating leases[2]	88,738	77,325	11,413	—	—	—	—
Employment contracts[3]	4,889,000	2,154,875	1,906,875	827,250	—	—	—
Purchase obligations[4]	5,122,846	4,955,539	167,307	—	—	—	—
Minimum commitments under contracts[5]	5,291,667	500,000	500,000	500,000	500,000	500,000	2,791,667

Total contractual obligations	$24,530,105	$7,966,257	$3,143,492	$1,837,011	$8,291,678	$500,000	$2,791,667

[1]	Represents principal repayments required under notes payable to our lenders.
[2]	Represents payments required under our operating leases.
[3]	Represents salary payments payable under the terms of employment agreements executed by us with certain officers and employees.
[4]	Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services.
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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes and realization of the related deferred tax assets, revenue recognition, restructuring costs, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $122,883 at June 30, 2008. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period ($40,914, $16,022, and $(4,771) in 2007, 2006 and 2005, respectively). Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. Also, at June 30, 2008, $4.2 million, or 33% of our accounts receivable, was due from four major customers. Any significant changes in the liquidity or financial position of these customers, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. During 2007, 2006 and 2005, we wrote-off inventory which had a cost of $922,000, $751,000 and $2.1 million, respectively, as a result of scrap and product expiration issues and a $1.3 million provision for loss on our UPlink® product recorded in 2005. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

Long-lived and Intangible Assets. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of $26.1 million, or 15.8% of our total assets, at June 30, 2008. Property and equipment, and patents and product rights are depreciated or amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. In August 2005, we recorded a $1.5 million intangible asset related to a payment under a license agreement to certain patents related to the Hepatitis C Virus. We recorded an additional $3.0 million related to this license in 2006. Management’s intent in executing this license is to provide for various alternatives for use, including uses in the international market that would not require additional research and development efforts or regulatory approvals. This $4.5 million asset was capitalized based on management’s estimate of the cash flows to be received from future product sales in these international markets. A similar analysis of estimated future cash flows will be prepared upon payment of additional license fees under this agreement, or upon changes in circumstances, to determine the appropriate accounting treatment for payments under this license agreement. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. In June 2005, we recorded a $196,000 provision for loss on our UPlink® fixed assets as a result of our inability to reach an agreement to transfer these assets to our distribution partner or determine an alternative outlet for these assets. We currently believe the future cash flows to be received from all other long-lived and intangible assets will exceed their book value and, as such, we have not recognized any additional impairment losses through June 30, 2008. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

Deferred Tax Assets. As of December 31, 2007, we had NOL carryforwards of $45.5 million. The net deferred tax asset associated with these NOLs and other temporary differences was $22.3 million and $22.4 million at December 31, 2007 and June 30, 2008, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the six-month period ended June 30, 2008, the Company had a pre-tax loss of $329,828, and it is projected to have a pre-tax loss for the year ending December 31, 2008. Should the Company continue to incur pre-tax losses, it is possible that we may not be able to realize the federal and state income tax benefits associated with those losses and we may need to consider recording a valuation allowance on all or part of our net deferred tax asset.

Our ability to use our NOL carryforwards to offset future federal income tax obligations also could be limited by changes in the ownership of our stock. IRC Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. The Company has completed an analysis to determine if any IRC Section 382 ownership changes have occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our forecasted taxable income or to realize the related deferred tax asset.

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

At June 30, 2008, we had approximately $9.1 million of outstanding debt. In January 2008 we elected to fix the interest rate at 4.15% until the debt’s maturity in June 2011. As a result, we have no exposure to interest rate changes.

As of June 30, 2008, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in The Netherlands, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from Euros to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented approximately $49,000 of our total revenues for the six months ended June 30, 2008. We do not expect the risk of foreign currency fluctuations to be material in the near future.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities

Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On April 22, 2008, a complaint was filed against us in the United States District Court for the District of New Jersey by Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and Church & Dwight Co., Inc., alleging that we infringed U.S. Patent No. 6,485,982. The complaint specifically refers to our OraQuick ADVANCE® Rapid HIV-1/2 Antibody Test. The complaint seeks injunctive relief, damages and an award of attorneys’ fees. We have filed our Answer responding to the allegations in the Complaint and asserting various defenses and counterclaims.

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

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2008 Annual Meeting of Stockholders (“Annual Meeting”) held on May 13, 2008, the following individuals were elected by the votes indicated as Class II directors of the Company for terms expiring at the 2011 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Ronny B. Lancaster	40,536,447	2,589,313
Roger L. Pringle	40,398,004	2,727,756
Ronald H. Spair	40,343,472	2,782,288

The terms of the following directors continued after the Annual Meeting: Jack Goldstein, Douglas G. Watson, Michael Celano, Douglas A. Michels, and Charles W. Patrick.

At the Annual Meeting, stockholders also voted on several amendments to our 2000 Stock Award Plan (“Award Plan”) to (i) increase the number of shares of Common Stock authorized for grant, (ii) extend the duration of the Award Plan and (iii) make certain other changes. Results of the vote were as follows: 23,210,435 shares were voted for approval of the amendments; 9,184,400 shares were voted against; and 128,726 shares abstained. There were 10,602,199 broker non-votes.

Lastly, stockholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2008. Voting results on this matter were as follows: 42,563,680 shares were voted for ratification; 411,538 shares were voted against ratification; and 150,542 shares abstained. There were no broker non-votes.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

Date: August 6, 2008	/s/ Ronald H. Spair
Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2008	/s/ Mark L. Kuna
Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

10	OraSure Technologies, Inc. 2000 Stock Award Plan, as amended effective as of May 13, 2008, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 19, 2008.*

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.