Form 10-K
period 2008-12-31
ORASURE TECHNOLOGIES INC
filed 2009-03-10
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008): $173,253,510

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 4, 2009: 45,861,222 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1.    Business.

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types, and other medical devices. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the over-the-counter (“OTC”) or consumer retail markets in the United States, Canada, Europe, Mexico and Australia.

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

Products

The following is a summary of our principal products and their regulatory and commercial status:

Product	Description	Regulatory Status	Commercial Status
OraQuick ADVANCE® HIV-1/2	A rapid, point-of-care test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read at the point of care in approximately 20 minutes.	Premarket approval (“PMA”) approved by the U.S. Food and Drug Administration (“FDA”) for use with oral fluid, finger-stick and venous whole blood, and plasma. CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood. Twelve month shelf life approved in December 2008.	Marketed

		CE mark (European Union) approved.	Marketed

		Registered in the United Kingdom, Ireland, Spain, Mexico, Brazil, and Peru.	Marketed

		Registrations filed in Colombia, Argentina, Romania, Croatia, Bosnia and Herzegovina.	Pending

OraQuick® HIV-1/2 OTC	A rapid, point-of-care oral fluid HIV-1/2 test intended to be sold in various OTC markets.	Clinical trials initiated. Data from observed user study submitted to FDA.	Pending

OraQuick® HCV	A rapid, point-of-care test for antibodies to the hepatitis C virus (“HCV”).	PMA submitted to FDA in October 2008. Clinical studies for CE mark are in process.	Pending
OraSure®	Oral fluid collection device for the detection of antibodies to HIV-1 in an oral fluid sample in a laboratory setting.	PMA approved by FDA.	Marketed
		FDA 510(k) cleared for use in detecting cocaine and cotinine (an indicator of nicotine) in oral fluid.	Marketed

		CE marked and registered in the United Kingdom. Also registered in Mexico, Canada, Columbia, South Africa, Afghanistan, Argentina, Brazil and Trinidad.	Marketed

Intercept®	Oral fluid collection device, along with nine related immunoassays, for oral fluid drugs of abuse (“DOA”) testing in a laboratory setting.	Collection device—FDA 510(k) cleared.	Marketed

Product	Description	Regulatory Status	Commercial Status
MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample: marijuana, cocaine, opiates, amphetamines, methamphetamines, PCP, benzodiazepines, barbiturates and methadone.	Nine drug assays—FDA 510(k) cleared.	Marketed
		Intercept® device CE marked and registered in the United Kingdom. Various assays are CE marked and registered in the United Kingdom, Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Korea, Canada, Afghanistan and Brazil.	Marketed

Homogeneous DOA Assays	Homogeneous fully-automated oral fluid DOA assays.	Collaboration with Roche Diagnostics.	In Development

Cryosurgical Systems— Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	Nine indications—FDA 510(k) cleared.	Marketed
		CE marked and registered in Europe, Canada, Venezuela, Thailand, New Zealand, Hong Kong, Brazil, Mexico, Canada and Afghanistan.	Marketed

Cryosurgical Systems—OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.	FDA 510(k) cleared. Sold under new national brand, Freeze ‘n Clear Skin Clinic™.	Marketed
		Registered in Canada.	Marketed

		CE marked and registered in several European countries under Scholl Freeze Spray name.	Marketed

		Registered in Mexico, Argentina, Guatemala, Costa Rica, El Salvador and Chile under POINTTS name.	Marketed

		Registrations filed in Ecuador, Peru, Brazil, Honduras, and Colombia.	Pending

Cryosurgical Systems—OTC Product Line Extension	Cryosurgical system for an indication other than common warts or plantar warts.	Registrations applied for under POINTTS name in certain South and Central American countries and South Africa.	Pending

		FDA 510(k) filed.	Pending

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

OraQuick® Rapid Test Platform

OraQuick® is our rapid test platform designed to test oral fluid, whole blood (i.e., both finger-stick and venous), plasma and serum samples for the presence of various antibodies or analytes. The device uses a porous flat pad to collect an oral fluid specimen. After collection, the pad is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. When whole blood or plasma is to be tested, a loop collection device is used to collect a drop of blood or plasma and mix it in the developer solution, after which the collection pad is inserted into the solution and allowed to develop. In all cases, the specimen and developer solution then flow through the testing device where test results are observable in approximately 20 minutes. The OraQuick® device is a screening test and requires a confirmation test where an initial positive result is obtained.

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

On the international front, we have obtained a CE mark for our OraQuick ADVANCE® test so that we can sell this product in Europe and other countries accepting the CE mark for commercialization. We have distributors in place for the United Kingdom, Ireland, Spain, Russia and France and are pursuing distribution arrangements in several additional European countries. We are selling the OraQuick® HIV-1/2 test in Mexico and Africa and are completing registrations in several countries in Latin America, Asia and the Middle East. We are seeking to expand our distribution network for this product throughout the world.

In late 2008, the FDA approved our request to increase the shelf life for OraQuick ADVANCE® to twelve months from the date of manufacture. This approval was based on enhancements we made to the manufacturing process and product packaging for this product and represented a substantial increase in shelf life from the six months approved for the OraQuick ADVANCE® test then on the market. OraQuick® product with twelve month dating became available in the U.S. market in February 2009. In June 2008, we began to sell OraQuick® tests with twelve month dating in certain international markets and have submitted the new dating for approval in Europe.

We believe that the OraQuick ADVANCE® device, because it is approved for detecting antibodies to both HIV-1 and HIV-2 in finger-stick and venous whole blood, oral fluid and plasma samples, provides a significant competitive advantage in the market for rapid HIV testing in the United States and elsewhere around the world. We also believe the twelve month shelf life recently approved by the FDA further strengthens the competitiveness of this product.

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

We have received premarket approval from the FDA to sell the OraSure® collection device for use with a laboratory-based EIA screening test for HIV-1 antibody detection. In the past, this EIA screening test was manufactured and sold by bioMerieux, Inc. (“BMX”). We have also received FDA 510(k) clearance for use of the OraSure® collection device with EIAs to test for cocaine and cotinine (a metabolite of nicotine) in oral fluid specimens primarily for insurance risk assessment purposes.

In 2007, BMX discontinued manufacturing the HIV-1 EIA screening test. As a result, we are performing clinical studies and plan to seek FDA approval of an alternative HIV-1 EIA screening test for use with oral fluid samples collected with our OraSure® device.

A collection device that is substantially similar to the OraSure® device is sold by us under the name Intercept®, and is used to collect OMT for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs of abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., cannabinoids (marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”)), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device.

We have received a CE mark for the Intercept® and OraSure® devices and our oral fluid assays, all of which are distributed in Canada, the United Kingdom and Mexico. The OraSure® device and our oral fluid drugs of abuse assays are also sold in several other foreign countries.

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

We have also received FDA 510(k) clearance to market and sell a cryosurgical product similar to the Histofreezer® product in the OTC or retail market for the removal of common and plantar warts only. Prior to 2008, this product was distributed for us in the United States and Canadian OTC markets under the name Freeze Off® by Prestige Brands Holdings, Inc. (“Prestige”), the owner of the Compound W® line of wart removal products. As a result of a decision in arbitration proceedings with respect to Prestige’s acquisition of the competing Wartner® cryosurgical product line, our agreement with Prestige terminated on December 31, 2007. In early 2009, we launched our OTC cryosurgical wart product in the U.S. under a new national brand called Freeze ‘n Clear Skin Clinic™. This launch has started with one major retailer, and we will look to expand to other retailers in the future.

Internationally, we distribute a CE marked cryosurgical wart removal product into the OTC footcare market in Europe, Australia and New Zealand through our distributor, SSL International plc (“SSL”), under the Scholl and Dr. Scholl trademarks. SSL is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. We also distribute an OTC cryosurgical product through our distributor Genomma Labs, under the POINTTS tradename, in Mexico, a number of South and Central American countries, and South Africa.

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

Western blot HIV-1 Confirmatory Test

We sell an oral fluid Western blot HIV-1 confirmatory test that received premarket approval from the FDA in 1996. This test uses the original specimen collected with the OraSure® oral fluid collection device to confirm positive results of initial oral fluid HIV-1 EIA screening tests. Our oral fluid Western blot HIV-1 confirmatory test was previously marketed under an exclusive arrangement with BMX.

At the end of 2007, BMX terminated the agreement under which it supplied the HIV-1 antigen used to manufacture our oral fluid Western blot HIV-1 confirmatory test and the agreement under which it distributed that product on an exclusive, world-wide basis. As a result, we are now supplying this test directly to our laboratory customers. Pursuant to the terms of our antigen supply agreement with BMX, we purchased an additional two-year supply of the antigen from BMX so that we can continue to manufacture and sell our oral fluid Western blot test. When this additional two-year supply is combined with our existing inventory of the HIV-1 antigen, we believe we have a sufficient supply of HIV-1 antigen to meet the demand for our Western blot test for at least the next several years.

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

We are currently devoting significant resources to obtaining FDA approval to sell our OraQuick® HIV-1/2 test in the United States OTC market. We have completed an observed user study and submitted our data to the FDA. We have also developed an information and referral system and product packaging and labeling suitable for the OTC market. We expect to conduct additional clinical work through 2009, and we intend to submit an application for FDA approval after our clinical studies are completed.

We have developed a rapid test on the OraQuick® platform which can detect antibodies to the Hepatitis C virus, or HCV, in oral fluid, blood, serum and plasma samples. A PMA application for this test was submitted to the FDA in October 2008. Additional clinical studies required to obtain a CE mark are underway. In addition, during 2008, we obtained rights to a rapid HCV test manufactured by a third party for distribution into certain developing foreign countries.

We have entered into agreements with Schering-Plough Corporation (“Schering-Plough”) to collaborate on the development and promotion of our OraQuick® HCV test for use with oral fluid. Under the terms of these agreements, we have been and may be reimbursed by Schering-Plough for a portion of our costs to develop the test and obtain regulatory approvals, and Schering-Plough will provide detailing and other promotional support for the test in the physicians’ office market in the United States and internationally.

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

We are also currently developing additional drugs of abuse assays for use with our Intercept® collection device. In 2008, we signed a development agreement with Roche Diagnostics for homogeneous fully-automated oral fluid drugs of abuse assays that can be run on random access chemistry analyzers. The oral fluid assays are being developed for use with our Intercept® collection device and Roche’s KIMS (kinetic information of microparticles in solution) technology. The assays will run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved with urine-based drug tests. Assays for cocaine, opiates, methamphetamine, amphetamine, PCP and cannabinoids (marijuana) have been developed and are being transferred to manufacturing by Roche. We are currently negotiating a commercialization agreement with Roche pursuant to which a drug testing system comprised of our Intercept® device and the newly developed homogeneous assays will be marketed and sold on a worldwide basis.

OTC Cryosurgical Systems Products

We currently sell our Histofreezer® cryosurgical systems product in the physicians’ office or professional market. This product has been approved by the FDA for the treatment of a total of nine different types of benign skin lesions. Our OTC cryosurgical product has been approved by the FDA for two types of skin lesions – common warts and plantar warts.

We believe that one or more of the seven remaining Histofreezer® indications may be attractive to the OTC market. We have submitted an application for FDA 510(k) clearance of an OTC cryosurgical product for one of these indications and that application remains pending before the FDA.

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

•

Infectious Disease Testing.    We will pursue new products and technology platforms in the infectious disease, point-of-care testing business to supplement our existing product pipeline. This may include either the development of new infectious disease products or the acquisition of new technologies or products. An important new product that we recently developed is a rapid HCV test on our OraQuick® platform and we have acquired distribution rights in certain African countries to a rapid HCV test manufactured by a third party.

•

OTC Opportunities.    We intend to identify or develop products that can be sold in the OTC or retail marketplace. A significant opportunity that we are pursuing as part of this strategy is to seek FDA approval to sell our OraQuick® rapid HIV-1/2 antibody test in the United States OTC market. We have also relaunched our OTC cryosurgical product in the United States on a limited basis under our new national brand, Freeze ‘n Clear Skin Clinic™, and plan to expand the international sale of our OTC cryosurgical product.

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

Research and Development

In 2008, our research and development activities focused primarily on the development of a rapid HCV test using our OraQuick® technology platform, clinical and regulatory activities related to obtaining PMA approval for our OraQuick® HCV test, clinical work to obtain FDA approval for use of an OraQuick® HIV test in the United States OTC market, and development of certain improvements to existing products in the OraQuick®, Intercept® and cryosurgical wart removal product lines.

From time to time, we may also contract with third parties to conduct research and development activities and we may continue to do so in the future.

Research and development expenses totaled $20.3 million in 2008, $14.1 million in 2007 and $8.6 million in 2006. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

Sales and Marketing

We attempt to reach our major target markets through a combination of direct sales, strategic partnerships and independent distributors. Our marketing strategy is to create or raise awareness through a full array of marketing activities, which include trade shows, print advertising, special programs and distributor promotions, in order to stimulate sales in each target market.

We market our products in the United States and internationally. Revenues attributable to customers in the United States were $57.4 million, $64.6 million and $56.8 million in 2008, 2007 and 2006, respectively. Revenues attributable to international customers amounted to $13.7 million, $18.1 million and $11.4 million, or 19%, 22% and 17% of our total revenues, in 2008, 2007 and 2006, respectively.

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

Since November 2002, Abbott Laboratories (“Abbott”) had been our exclusive distributor of OraQuick® in the U.S. hospital market and non-exclusive distributor in the U.S. physicians’ office marketplace. Our agreement with Abbott was terminated at the end of 2008. As a result, we are now selling OraQuick ADVANCE® directly to U.S. hospitals and will continue to sell to U.S. physician offices through distributors. In anticipation of the transition of this business, we increased the size of our hospital sales force and added additional inside sales, customer service and sales support resources. In addition to selling OraQuick ADVANCE® to hospitals, we expect our hospital sales force to eventually sell new products to this market, including our OraQuick® HCV test, once FDA approval is obtained.

We currently distribute our OraQuick® test in several foreign countries. During 2007, we obtained a CE mark for this product and launched sales in the United Kingdom, Ireland and Spain. We expect to increase the number of countries where this product is sold as we find new distributors and complete registrations in additional countries.

We also market the OraSure® oral fluid collection device for HIV-1 testing, on its own and as a kit in combination with laboratory testing services. To better serve our public health customers, we have contracted with two commercial laboratories to provide prepackaged OraSure® test kits, with prepaid laboratory testing and specimen shipping costs included. We also sell the OraSure® device in the international public health market.

In October 2008, we submitted a PMA application with the FDA for approval of a rapid HCV test using the OraQuick® platform, and plan to apply for CLIA waiver, a CE mark and other international registrations. We intend to sell this product on a worldwide basis. We have entered into agreements with Schering-Plough to collaborate on the development and promotion of our OraQuick® HCV test for use with oral fluid. Under the terms of these agreements, we have been and may be reimbursed by Schering-Plough for a portion of our costs to develop the test and obtain regulatory approvals, and Schering-Plough will provide detailing and other promotional support for the test in the physicians’ office market in the United States and internationally.

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

We also market the Intercept® collection device on its own and as a kit in combination with laboratory testing services. To better serve our workplace customers, we have contracted with two commercial laboratories to provide prepackaged OraSure® test kits, with prepaid laboratory testing and specimen shipping costs included.

The criminal justice market in the United States for our substance abuse testing products consists of a wide variety of entities in the criminal justice system that require drug screening, such as pre-trial services, parole and probation officials, police forces, drug courts, prisons, drug treatment programs and community/family service programs. The forensic toxicology market consists of several hundred laboratories including federal, state and county crime laboratories, medical examiner laboratories and reference laboratories.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson HBOC, Physicians Sales & Service, AmerisourceBergen Corporation, and Henry Schein. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

In past years, we sold a cryosurgical wart removal product similar to Histofreezer® in the OTC market in the United States and Canada pursuant to a distribution agreement with Prestige, the owner of the Compound W® line of wart removal products. That distribution agreement terminated at the end of 2007. In early 2009, we launched our OTC cryosurgical wart product in the U.S. under a new national proprietary brand called Freeze ‘n Clear Skin Clinic™. This launch has started with one major retailer, and we intend to expand to other retailers in the future.

Additionally, we distribute cryosurgical wart removal products in the OTC footcare market in Europe, Australia and New Zealand through our distributor, SSL, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma Labs.

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

We also promote use of the OraSure® device directly to insurance companies for life insurance risk assessment. Insurance companies then make their own decision regarding which laboratory to use to supply their collection devices and testing services. Our OraSure® Western blot confirmatory test was previously distributed through BMX to laboratories and is used to confirm oral fluid specimens collected with our OraSure® device that initially test positive for HIV-1. Because BMX elected not to renew the Western blot agreements after December 31, 2007, we now distribute the Western blot test directly to our laboratory customers.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and the OraSure® and Intercept® oral fluid collection devices accounted for total revenues of $35.3 million, $10.7 million and $13.6 million in 2008, $32.7 million, $23.5 million and $15.5 million in 2007, and $25.6 million, $17.3 million and $15.1 million in 2006, respectively.

We had two customers, Quest and Abbott, which each accounted for 10% of our total revenues during 2008. Our distribution agreement with Abbott terminated at the end of 2008, and we are now selling OraQuick ADVANCE® directly to hospitals and other customers previously served by Abbott. The loss of Quest, or a significant decrease in the volume of products purchased by this customer, could have a material adverse effect on our financial results.

Revenue by Segment

We operate our business within one reportable segment and all of our revenues are generated from this one segment. Our net revenue is generated by our product sales and licensing and product development activities. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the financial statements, included elsewhere in this Annual Report.

Supply and Manufacturing

We manufacture our OraQuick ADVANCE® test in our Bethlehem, Pennsylvania facility. In addition, we have contracted with a third party in Thailand for the assembly of the OraQuick® device, in order to supply certain international markets. This supply agreement had an initial term of one year, and automatically renews for additional annual periods unless either party provides a timely notice of termination prior to the end of an annual period. We believe that other firms would be able to manufacture the OraQuick® test on terms no less favorable than those set forth in the agreement if the Thailand contractor would be unable or unwilling to continue manufacturing this product.

We can purchase the HIV antigen and the nitrocellulose required for the OraQuick® test only from a limited number of sources. We currently purchase the antigen from a single contract supplier under a long-term agreement with an initial term ending in 2010 and one-year automatic renewal terms thereafter. We also purchase the nitrocellulose used in the test from a single vendor, under a supply agreement with a five-year term ending in 2009. We intend to renew this agreement prior to its expiration. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in the antigen or nitrocellulose would require FDA approval and some additional development work. This in turn would require significant time to complete and could disrupt our ability to manufacture and sell the OraQuick® device.

We manufacture both the OraSure® and Intercept® collection devices in our Bethlehem, Pennsylvania facility, and we expect to continue to do so for the foreseeable future.

The oral fluid Western blot HIV-1 confirmatory test is currently manufactured in our Bethlehem, Pennsylvania facility. The HIV antigen needed to manufacture the Western blot test is currently available from only a limited number of sources. For many years, we purchased the antigen for this product from BMX on an exclusive basis. Our agreement with BMX for the supply of HIV-1 antigen terminated on December 31, 2007. As a result, we purchased an additional two-year supply of the antigen from BMX as permitted under the agreement. When this additional supply is combined with our existing inventory of the HIV-1 antigen, we believe we have a sufficient supply of the HIV-1 antigen to meet the demand for our Western blot test for at least the next several years.

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

Employees

As of December 31, 2008, we had 287 full-time employees, including 84 in sales, marketing and client services; 16 in research and development; 136 in operations, manufacturing, quality control, information systems, purchasing and shipping; 24 in regulatory affairs; and 27 in administration and finance. This compares to 290 employees as of December 31, 2007. Our employees are not currently represented by a collective bargaining agreement.

In light of the ongoing negative economic conditions, we re-examined our staffing levels and, in December 2008, we eliminated 18 positions in order to reduce our future costs. At the same time, we refocused our resources on parts of our business having the greatest strategic impact. A primary example was the expansion of our sales force and related support functions needed to implement a direct hospital sales model for our OraQuick ADVANCE® HIV-1/2 test. We believe these actions were necessary to lower our costs where possible while taking steps to ensure the future success of our business.

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

We expect competition to intensify as technological advances are made and become more widely known, and as new products reach the market. Furthermore, new testing methodologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for these products, or introduce or commercialize them, before we can do so. These developments could have a material adverse effect on our business, financial condition and results of operations.

Several companies market or have announced plans to market oral specimen collection devices and tests both within and outside the United States. We expect the number of devices competing with our Intercept®, OraQuick® and OraSure® devices to increase as the benefits of oral fluid-based testing become more widely accepted.

Competition in the HIV testing market is intense and is expected to increase. We believe that the principal competition will come from existing laboratory-based blood tests, point-of-care rapid blood tests, laboratory-based urine assays or other oral fluid-based tests that may be developed. Our competitors include specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies.

Significant competitors for our OraQuick ADVANCE® rapid test, such as the Ortho Diagnostics division of Johnson & Johnson, Bio-Rad Laboratories and Abbott, sell laboratory-based HIV-1/2 EIAs, and Maxim Biomedical (formerly Calypte, Inc.) sells an HIV-1 screening test for urine, in the United States. MedMira and Trinity Biotech each sell competing rapid HIV-1 blood tests, and Bio-Rad Laboratories and Inverness Medical/Chembio sell competing rapid HIV-1/2 blood tests in the United States. These tests compete with our OraQuick ADVANCE® test in hospitals and other laboratory settings. In addition, Trinity Biotech and Inverness Medical/ Chembio have received CLIA waivers for their rapid HIV tests, and these tests compete with our OraQuick ADVANCE® test in the markets outside of the traditional hospital and laboratory settings. These companies, or others, may continue to expand the bodily fluids with which a rapid HIV test may be performed, or develop and commercialize new rapid HIV tests, which would provide further competition for our OraQuick ADVANCE® test. We believe other companies may also seek FDA approval to sell competing rapid HIV tests in the future.

Internationally, our OraQuick ADVANCE® test competes against rapid HIV tests sold by a number of other entities, and often these competing tests are sold at prices substantially below the prices we charge for our OraQuick ADVANCE® test. Inverness Medical sells a rapid HIV-1/2 blood test outside the United States and Calypte has developed a rapid oral fluid HIV test which is now being sold in certain foreign countries. Lower priced rapid HIV blood tests are also sold internationally by various third parties.

The Intercept® drug testing system competes with laboratory-based drug testing products and services using testing matrices such as urine, hair, sweat and oral fluid. Major competitors include Ansys Technologies, Inc., Dade Behring, Psychemedics and Immunalysis.

Our MICRO-PLATE oral fluid drug assays, which are sold for use with the Intercept® and OraSure® collection devices, continue to come under increasing competitive pressure from “home-brew” assays developed internally by our laboratory customers. Our oral fluid MICRO-PLATE assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. These tests provide strong competitive pressure because they provide the benefits of automation, including lower costs and short turn-around times. In addition, we believe our competitors are developing oral fluid tests suitable for use on these fully automated homogeneous assay systems and these assays, if and when they are developed and commercialized, will represent a significant competitive threat to our oral fluid MICRO-PLATE business. In order to meet this competition, we are developing fully-automated homogeneous oral fluid drugs of abuse assays with Roche Diagnostics for use with our Intercept® device.

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

Competition in the United States and Canadian OTC markets comes primarily from cryosurgical products sold by Schering-Plough under the Dr. Scholl’s® brand and by Prestige under the Compound W® and Wartner® tradenames. Salicylic acid wart removal products also compete against our OTC cryosurgical product. Internationally, our OTC products compete against cryosurgical products sold by Wartner and several other firms.

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

Patents and Proprietary Information

We seek patents and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to accelerate new product introductions. We regularly search for third-party patents in fields related to our business to shape our own patent and product commercialization strategies as effectively as possible and to identify licensing opportunities. United States patents generally have a maximum term of 20 years from the date an application is filed.

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

We have two United States patents for our OraQuick ADVANCE® rapid HIV-1/2 antibody test, and we have several related patent applications pending for this product in the United States and internationally. These patents expire from March to April 2019. We have obtained licenses to certain lateral flow patents and to certain HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we intend to use to manufacture and sell a rapid HCV test on the OraQuick® or other technology platforms. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

We may need to obtain licenses or other rights under, or enter into distribution or other business arrangements in connection with, certain other intellectual property patents in order to manufacture and sell the OraQuick ADVANCE® test or other tests that use the same or similar technology platform. See Section 1A, entitled “Risk Factors,” for a further discussion of these issues.

We have four United States patents and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from July 2012 to August 2013. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

We have two United States patents and numerous foreign patents and patent applications for the technology used in the Q.E.D.® test. These patents expire from May to August 2009. These patents are related to the analog-to-digital technology color control systems and methods, systems and devices for the test, and detection of biochemical molecules.

We require our employees, consultants, outside collaborators and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual during his or her tenure with us will be our exclusive property.

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own the OraSure® , Intercept®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, Freeze ‘n Clear Skin Clinic™, Q.E.D.® and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by SSL in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma Labs.

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

There are two mechanisms by which regulated medical devices can be placed on the market in the United States. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. To obtain this clearance from the FDA, the manufacturer must provide a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness). In some cases, the submission must include data from human clinical studies. Marketing may only commence when the FDA issues a clearance letter finding substantial equivalence. An applicant must submit a 510(k) application at least 90 days before marketing of the affected product commences. Although FDA clearance may be granted within that 90-day period, in some cases as much as a year or more may be required before clearance is obtained, if at all.

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s regulations to have an approved premarket application, or PMA), the FDA must approve a PMA before marketing can begin. PMAs must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A PMA is typically a complex submission, including the results of preclinical and clinical studies. Preparing a PMA is a detailed and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may, and often is, much longer, often requiring one year or more, and may include requests for additional data and facility inspections before approval is granted, if at all.

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

We received authorization to use the CE mark for the OraQuick ADVANCE® rapid HIV-1/2 test, the OraSure® and Intercept® collection devices and our Histofreezer® product line, and SSL has obtained authorization to use the CE mark for our cryosurgical wart removal product in the OTC European footcare market.

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

ITEM 1A.    Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report and our other SEC filings, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not disclosed or not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Regulatory Risks

The Need to Obtain Regulatory Approvals Could Increase Our Costs and Adversely Affect Our Financial Performance.

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

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain an approval or clearance. The submission of an application to the FDA or other international regulatory authority does not guarantee that an approval or clearance to market the product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries. Our future performance depends on, among other things, our estimates as to when and at what cost we will receive regulatory approvals for new products.

We are conducting clinical studies to support an application for FDA approval of our OraQuick® HIV-1/2 test for sale in the United States OTC market. We have also conducted clinical trials and submitted a PMA application for FDA approval of our OraQuick® HCV test for professional use. There can be no assurance that these clinical trials will support FDA approval of either product or that FDA approval will be obtained. Failure to obtain or any delay in obtaining FDA approval for either product could significantly reduce future revenues, increase our costs and adversely affect our financial performance.

In addition, all in vitro diagnostic products that are to be sold in the EU must bear the CE mark indicating conformance with the essential requirements of the IVDD. We are not permitted to sell our products in the EU without a CE mark, which could lead to the termination of strategic alliances and agreements for sales of those products in the EU. We have obtained the CE mark for several of our existing products. We also intend to obtain CE mark for certain of our future products and are not aware of any material reason why we will be unable to do so. However, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and the CE mark will be obtained or maintained for all products that we desire to sell in the EU.

Our Ability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Newly promulgated or changed regulations could require changes to our products, necessitate additional clinical trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

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

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. Our suppliers and distributors often are subject to similar regulation. These regulations impact many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA or other regulatory bodies could force us to stop manufacturing, selling or exporting our products if it concludes that we are out of compliance with applicable regulations. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. Such actions by the FDA and other regulatory bodies could adversely affect our revenues.

In the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business.

We Are Subject to Numerous Government Regulations in Addition to FDA Requirements, Which Could Increase Our Costs or Affect Our Operations.

In addition to FDA and other regulations described previously, the regulations in some states may restrict our ability to sell products in those states. For example, certain states restrict or do not allow the testing of oral fluid for drugs of abuse or the rapid, point-of-care testing for HIV. While we intend to work with state legislators and regulators to remove or modify any applicable restrictions, there is no guarantee we will be successful in these efforts.

We must also comply with numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, disposal of hazardous substances and labor or employment practices. Compliance with these laws or any new or changed laws regulating our business could result in substantial costs. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of these requirements. To the extent the costs and procedures associated with complying with these laws and requirements are substantial or it is determined that we do not comply, our business and results of operations could be adversely affected.

Risks Relating to Our Industry, Business and Strategy

Our Ability to Sell Products Could be Adversely Affected by Competition From New and Existing Diagnostic Products and by Treatments or Other Non-Diagnostic Products Which May be Developed.

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

During 2008, 2007 and 2006, we incurred $20.3 million, $14.1 million and $8.6 million, respectively, in research and development expenses. We expect to continue to incur significant costs from our research and development activities.

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

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our clinical development programs for a rapid HIV OTC test and/or a rapid HCV test using the OraQuick® technology platform. In addition, the funds for the foregoing projects have in the past come primarily from our business operations. If our business slows and we become less profitable, and as a result have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our strategic efforts. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Qualified Personnel as Necessary, Our Business Could be Harmed.

Our success depends to a large extent upon the contributions of our executive officers, management and sales, marketing, operations and scientific staff. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among medical products businesses.

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

We may consider strategic acquisitions or investments as a way to expand our business in the future. These activities, and their impact on our business, are subject to many risk factors, including the following:

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

•

The benefits expected to be derived from an acquisition may not materialize and could be affected by numerous factors, such as regulatory developments, general economic conditions, increased competition and our ability to complete the acquisition and integrate the acquired entity’s operations and business; and

•

An acquisition of a foreign business may involve additional risks, including, but not limited to, foreign currency exposure, liability or restrictions under foreign laws or regulations and our inability to successfully assimilate differences in foreign business practices or overcome language or cultural barriers.

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

Our Revenues Could be Affected by Third-Party Reimbursement Policies and Potential Cost Constraints.

The end-users of our products are expected to increasingly include hospitals, physicians and other healthcare providers. Use of our products could be adversely impacted if end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, including in particular the level of reimbursement for our products. In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product and procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis.

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

If we or our suppliers are unable to develop necessary manufacturing capabilities in a timely manner, our sales could be adversely affected. If we fail to increase production volumes cost effectively or if we experience lower than anticipated yields or production problems as a result of changes that we or our suppliers make in our manufacturing processes to meet increased demand, we could experience shipment delays or interruptions and increased manufacturing costs, which could also have a material adverse effect on our revenues and profitability.

Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with many of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, and our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our total revenue or cost of sales and related profits.

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

Some of our distributors or other customers may not fulfill their contractual obligations to us or otherwise market and distribute our products in the manner or at the levels we expect. Although we will try to maintain and expand our business with distributors and customers and require that they fulfill their contractual obligations, there can be no assurance that such companies will continue to purchase or distribute our products, maintain historic order volumes or otherwise meet their purchase or other obligations or our expectations, or that new distribution channels will be available on satisfactory terms. The failure of these distributors or other customers to purchase our products could adversely affect our revenues.

Some of our distributors have also consolidated in recent years and such consolidation has had, and may continue to have, an adverse impact on the level of orders for our products. In addition, some distributors have experienced, and may continue to experience, pressure from their customers to reduce the price of their products and testing services. This may cause customers to stop using our products or to purchase or manufacture lower cost alternatives.

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

BMX discontinued manufacturing the HIV-1 EIA screening test in 2007. As a result, we will be conducting clinical trials and intend to seek FDA approval of an alternative HIV-1 EIA screening test manufactured by a third party for use with oral fluid samples collected with our OraSure® device.

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

We may need to collaborate with one or more third parties or find new product distribution channels in order to commercialize our OraQuick® HIV-1/2 test in the United States OTC market should we receive approval from the FDA. In order to successfully commercialize our OraQuick® test in the OTC market, we and/or our distributors may need to invest significantly in advertising and promotion in order to sell this product into the OTC market. If we are unable to collaborate with a third party having sufficient resources to assist in these efforts or find alternative distribution channels to access the OTC market, we may need to incur significant costs for advertising and promotion, and our ability to maximize our future revenues for this opportunity could be adversely affected.

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

We may collaborate with universities and governmental research organizations which, as a result, may acquire part of the rights to any inventions or technical information derived from our collaboration with them.

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

We May Become Involved in Intellectual Property Infringement Disputes, Which Could Increase our Costs and Limit or Eliminate Our Ability to Sell Our Products or Use Certain of Our Technologies in the Future.

From time to time, we may seek to enforce our patents or other intellectual property rights through litigation. In addition, there are a large number of patents and patent applications in our product areas, and additional patents may be issued to third parties relating to our product areas. We or our customers may be sued for infringement of patents or misappropriation of other intellectual property rights with respect to one or more of our products. Litigation in our industry regarding patent and other intellectual property rights is prevalent and is expected to continue.

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights.

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

The Sales Potential for Our OraQuick® Products Could be Affected by Our Ability to Obtain Certain Licenses and by Current or Future Litigation.

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

We have obtained licenses under several lateral flow patents, which we believe should be sufficient to permit the manufacturing and sale of the OraQuick® device as currently contemplated. However, licenses under additional patents may be required and it is possible that a third party could seek to enforce one or more lateral flow patents against us. We are currently involved in patent infringement litigation filed by Inverness Medical and Church & Dwight, which alleges that the manufacture and sale of our OraQuick ADVANCE® test infringes a lateral flow patent held by these parties. In the event that we are unable to successfully defend against the current litigation or future similar litigation or it is determined that a license is required and it is not possible to negotiate or otherwise obtain a license agreement on reasonable terms under a necessary patent, our ability to manufacture and sell OraQuick® devices could be limited and we may incur increased costs or damages. In such case, we may be able to modify the OraQuick® test to avoid the claim of infringement or the need for a license. However, this alternative could delay or limit our ability to sell the OraQuick® test in the United States and other markets, which would adversely affect our results of operations, cash flows and business.

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

If Acceptance and Adoption of Our Oral Fluid Testing Does Not Continue, Our Future Results May Suffer.

We have made significant progress in gaining acceptance of oral fluid testing for HIV in the public health, hospital, insurance and other markets. We have also made significant progress in gaining acceptance of oral fluid testing for drugs of abuse in the workplace and criminal justice testing markets. However, the ultimate degree of acceptance in these markets is uncertain, and other markets may resist the adoption of oral fluid testing as a replacement for other testing methods in use today. In addition, certain state laws prohibit or restrict the use of oral fluid testing for drugs of abuse in certain markets or the rapid, point-of-care testing for HIV. As a result, there can be no assurance that we will be able to expand the use of our oral fluid testing products in these or other markets.

If Our Direct Selling Efforts For Our Products Fail, Our Business Expansion Plans Could Suffer, and Our Ability to Generate Revenue Will be Diminished.

We have a relatively small sales force compared to many of our competitors. At the end of 2008, we terminated our agreement with Abbott, and we are now selling the OraQuick ADVANCE® HIV-1/2 test directly into the U.S. hospital market. If our direct sales force is not successful or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products in hospitals and elsewhere. In addition, if any hospital customers elect to use a competitor’s product as a result of the transition from Abbott or we are otherwise unable to retain Abbott’s hospital customers as our own or attract new hospital customers, our sales could be negatively affected.

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

Our Sales Cycles Can be Lengthy and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or other funding from governmental agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by the CDC, SAMHSA, city or state governments and other governmental agencies. On an international basis, our OraQuick® HIV-1/2 test has been purchased with funds provided by the President’s Emergency Plan for AIDS Relief and other international agencies. There can be no assurance that purchases or funding from these agencies will continue at the same or higher levels or at all, especially if current negative economic conditions continue or intensify. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

We May be Sued for Product Liabilities for Injuries Resulting From the Use of Our Products.

We may be held liable if any of our products, or any product which is made with the use or incorporation of any of our technologies, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or usage. Product liability claims could result in liabilities, lost revenues and damage to our image and the reputation of our products. Although we have obtained product liability insurance, this insurance may not fully cover potential liabilities. As we bring new products to market, we may need to increase our product liability coverage.

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

We Could Suffer Monetary Damages, Incur Substantial Costs or be Prevented From Using Technologies Important to Our Products as a Result of Legal Proceedings.

We have been and in the future may become involved in various legal proceedings arising out of our businesses. These may include commercial disputes, negligence claims or various other lawsuits arising in the ordinary course of our business, including employment matters. Such lawsuits can seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, result in the termination or modification of a material contract or otherwise have a material adverse effect on our sales, operations or financial performance.

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

The materials and processes used to manufacture our products must meet detailed specifications, performance standards and quality requirements to ensure our products will perform in accordance with their label claims, our customers’ expectations and applicable regulatory requirements. As a result, our products and the materials used in their manufacture or assembly undergo regular inspections and quality testing. Factors such as defective materials or processes, mechanical failures, human errors, environmental conditions, changes in materials or production methods by our vendors, and other events or conditions could cause our products or the materials used to produce or assemble our products to fail inspections and quality testing. Any failure or delay in our ability to meet the applicable specifications, performance standards or quality requirements could adversely affect our ability to manufacture and sell our products or comply with regulatory requirements. These events could, in turn, adversely affect our business and financial performance.

Our Increasing International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We intend to increase revenue derived from international sales of our products. Our international sales accounted for $13.7 million or 19% of total revenues for 2008, $18.1 million or 22% of total revenues for 2007, and $11.4 million or 17% of total revenues for 2006.

A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, including those set forth below:

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals may slow, limit, or prevent the offering of products in foreign countries;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products may restrict our ability to sell into that country;

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries;

•

The inability to maintain ISO certification for our or our suppliers’ manufacturing facilities could preclude, interrupt or delay our ability to manufacture products for sale in Europe or other international territories;

•	Our inability to obtain or maintain the CE mark on our products may preclude or delay our ability to sell products in the European Union;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements may delay or reduce our sales;

•	Cultural and political differences may favor local competitors or make it difficult to effectively market, sell and gain acceptance of products in foreign countries;

•	Inexperience in international markets and difficulties in staffing and managing foreign operations may slow or limit our ability to sell products in foreign countries;

•

Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and difficulties in finding and managing international distributors or representatives may affect our revenues even when product shipments occur;

•	The creditworthiness of foreign distributors and customers may be less certain and foreign accounts receivable collection may be more difficult;

•	It may be more difficult to enforce contractual obligations or recover damages under foreign legal systems;

•	Economic conditions, the absence of available funding sources, terrorism, civil unrest, war and natural disasters may slow or limit our ability to sell our products in foreign countries;

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

In addition, we have entered into a contract for the manufacture and supply of our OraQuick® HIV-1/2 test in Thailand, and the Histofreezer® cryosurgical product is currently manufactured in The Netherlands. We may enter into agreements to manufacture other products in foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Risks Relating to the Economy, Our Financial Results, Investments, Stock Price, Credit Facilities and Need for Financing

The Economic Downturn, Which May Continue Indefinitely or Intensify, Could Adversely Affect Our Results of Operations, Cash Flows and Financial Condition or Those of Our Customers and Suppliers.

The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances could adversely affect our ability to draw on existing credit facilities, which depend on the ability of the bank that is a party to that facility to meet its funding commitments to us. A bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

Although we achieved profitability in 2005, 2006 and 2007, we experienced a net loss of $31.3 million in 2008. In addition, as of December 31, 2008, the Company had an accumulated deficit of $127.3 million. Even though we achieved profitability in the past, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•

Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® rapid HIV-1/2 antibody test, Intercept® drug testing product, cryosurgical products and OraSure® collection device;

•	Our ability to successfully launch new products after receipt of required regulatory approvals;

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

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	Achieving growth in sales of our wart removal and other cryosurgical products in the OTC market and selling other products, such as our OraQuick® HIV-1/2 test, in the OTC market;

•	Whether we are able to obtain FDA approval of a replacement for the BMX HIV-1 EIA screening test for use in connection with oral fluid samples collected with our OraSure® device;

•	Achieving growth in international markets with our OraQuick ADVANCE® HIV-1/2 test, cryosurgical removal products and other products;

•	Changes in the level of competition, such as would occur if larger and financially stronger competitors introduced new or lower priced products to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our targets for growth in revenues;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels;

•	Commercially developing, and obtaining regulatory approvals and creating market acceptance for, new products in a time frame consistent with our objectives; and

•	The costs and results of patent infringement and other litigation or claims asserted against us.

We May Experience Fluctuations in Our Financial Results or Fail to Meet Our Financial Projections.

Our operating results can fluctuate from quarter to quarter and year to year, which could cause our growth or financial performance to fall below the expectations of investors and securities analysts. Our financial projections for future periods are based on a number of assumptions, including estimated demand for our products. However, sales to our distributors and other customers may fall short of expectations because of less than estimated customer demand or other factors, including those described elsewhere in this Annual Report. Infrequent, unusual or unexpected revenues or costs could also contribute to the variability of our financial results. In addition, our products provide different contributions to our gross margin and our operating results could also fluctuate and be affected depending on the mix of products sold and the relative prices and gross margin contribution of those products. Failure to achieve operating results consistent with the expectations of investors and securities analysts could adversely affect our reputation and the price of our Common Stock.

Our Portfolio Investments May Be Subject to Volatility and Uncertainty in the Financial Markets and Other Risks.

At December 31, 2008, we had $82.5 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in certificates of deposit, commercial paper, U.S. government and agency obligations, and U.S. corporate bonds. These investments are denominated in U.S. dollars.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2007 and 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit market could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could be adversely impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. As of December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

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

In 2005 and 2006, we made payments totaling $4.5 million under a license agreement to certain HCV patents and we capitalized these payments as intangible assets to be amortized over their estimated useful lives. We determined that these costs should be capitalized rather than expensed for two primary reasons. First, our intent in executing the HCV patent license was to provide for various alternatives for use of the license, including the sale or distribution of third party produced HVC products in the international marketplace that would not require additional research and development efforts or regulatory approvals. Second, we estimated that the present value of the cash flows to be received from future product sales in these international markets will exceed the net book value of the license payments. It is possible, however, that events or circumstances may occur which could cause us to lower the estimated value of these future cash flows. As of December 31, 2008, there had been no sales of HCV product in the international markets. If we are not successful in selling an HCV product in the international marketplace or such sales are significantly less than forecasted, the cash flows actually received from these sales could be significantly less than planned or nonexistent. If this occurs and we conclude that the present value of the future cash flows is less than the net book value of the license payments, we would be required to record an impairment charge equal to such difference, up to the entire remaining book value of this intangible asset ($3,277,288 at December 31, 2008). Any significant impairment charges that we are required to incur in the future could have a material adverse impact on our balance sheet and future operating results.

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

We May Require Future Additional Capital.

Our future liquidity and ability to meet our future capital requirements will depend on numerous factors, including, but not limited to, the following:

•	The costs and timing of the expansion of our manufacturing capacity;

•	The success of our research and product development efforts;

•	The magnitude of capital expenditures;

•	Changes in existing and potential relationships with distributors and other business partners;

•	The time, cost and degree of success of conducting clinical trials and obtaining regulatory approvals;

•	The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;

•	The costs and liability associated with patent infringement or other types of litigation;

•	The costs and timing of expansion of sales and marketing activities;

•	The timing of the commercial launch of new products;

•	The extent to which existing and new products gain market acceptance;

•	The scope and results of clinical testing;

•	Competing technological and market developments; and

•	The scope and timing of strategic acquisitions.

If additional financing is needed, we may seek to raise funds through the sale of equity or other securities or through bank borrowings. There can be no assurance that financing through the sale of securities, bank borrowings or otherwise, will be available to us on satisfactory terms, if at all.

Terrorist Attacks or National Disasters May Adversely Affect Our Business.

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

Our manufacturing facilities are located in Bethlehem, Pennsylvania. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

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

On October 10, 2008, the plaintiffs filed a motion for summary judgment of infringement in this case, pursuant to a schedule previously established by the Court. We have filed our response to this motion and briefing is now complete.

We believe that none of our products, including the OraQuick ADVANCE® HIV test, infringe the patent asserted in this lawsuit or any other party’s intellectual property rights. We also believe that the patent asserted in this matter is invalid or unenforceable, and we intend to defend this lawsuit vigorously. We are unable at this time to determine the impact, if any, that this lawsuit may have on our business or prospects.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol OSUR. High and low sales prices reported by NASDAQ during the periods indicated are shown below.

	Year ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$9.23	$6.37	$9.00	$6.50
Second Quarter	7.81	3.74	8.49	6.92
Third Quarter	6.25	3.69	10.20	7.89
Fourth Quarter	4.96	2.18	10.57	8.13

On March 4, 2009, there were 554 holders of record and approximately 12,000 holders in street name of our Common Stock, and the closing price of our Common Stock was $2.43 per share.

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

Share Repurchases and Retirements

The following is a summary of share repurchase activity during the three months ended December 31, 2008.

Pursuant to our 2000 Stock Award Plan and in connection with the vesting of restricted shares, we retired 135,432 shares to satisfy minimum tax withholding obligations.

In addition, on August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of a publicly Announced Plan or Program[1]	Maximum Dollar Value of Shares that may yet be Purchased Under the Plan or Program[2]
October 1, 2008—October 31, 2008	384,925	$4.13	384,925	$20,357,484
November 1, 2008—November 30, 2008	127,360	3.55	127,360	19,905,880
December 1, 2008—December 31, 2008	11,885	3.11	9,060	19,878,893

Total	524,170	$3.97	521,345

[1]	These shares were purchased under our $25.0 million stock repurchase program.
[2]

Under our stock repurchase program, we are authorized to spend up to an aggregate of $25.0 million for stock repurchases. This column represents the amount that remains available under the $25.0 million stock repurchase program, as of the end of the period indicated. We have made no commitment to purchase any shares, and purchases may be discontinued at any time.

Performance Graph

The performance graph set forth below shall not be deemed “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability under that Section. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether such filing occurs before or after the date hereof, regardless of any general incorporation language in such filing.

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

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

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ended December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
OraSure Technologies, Inc.	100.00	84.42	110.80	103.77	111.68	46.23
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data of the Company. This information should be read in conjunction with the Financial Statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006	2005	2004
Operating Results:
Revenues	$71,104	$82,686	$68,155	$69,366	$54,008
Costs and expenses	87,435	83,905	62,692	61,793	55,365
Operating income (loss)	(16,331)	(1,219)	5,463	7,573	(1,357)
Other income (expense), net	7,583	5,513	3,599	2,146	797
Income tax provision (benefit)	22,527 [1]	1,821	3,794	(17,729)[2]	—
Net income (loss)	(31,275)[1]	2,472	5,268	27,448 [2]	(560)

Earnings (loss) per share
Basic	$(0.67)	$0.05	$0.11	$0.61	$(0.01)
Diluted	$(0.67)	$0.05	$0.11	$0.59	$(0.01)
Shares used in computing earnings (loss) per share
Basic	46,550	46,325	45,910	45,110	44,464
Diluted	46,550	46,878	46,580	46,147	44,464

Cash Flow:
Cash flows provided by (used in) operating activities	$(2,460)	$11,584	$16,886	$10,392	$3,438

	December 31,
	2008	2007	2006	2005	2004
Financial Position:
Cash, cash equivalents, and short-term investments	$82,523	$95,566	$91,001	$77,620	$66,723
Working capital	90,936	105,620	95,979	90,670	68,910
Deferred tax assets	—	22,327	23,522	26,708	—
Total assets	131,918	167,353	156,565	130,747	88,064
Long-term debt, excluding current portion	8,301	8,818	10,031	884	1,334
Accumulated deficit	(127,275)	(96,000)	(98,414)	(103,682)	(131,130)
Stockholders’ equity	108,325	140,055	129,504	118,919	75,577

[1]	Includes an income tax provision of $25,978 resulting from the establishment of a full valuation allowance on our net deferred tax assets (see Note 8 to the financial statements).
[2]	Includes an income tax benefit of $18,165 resulting from the elimination of a significant portion of the valuation allowance on our net deferred tax assets.

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

Overview

We operate primarily in the in vitro diagnostic business. Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types, and other medical devices used for the removal of warts and other benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the OTC or consumer retail market in the United States, Canada, Europe, Mexico and Australia.

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

During the year ended December 31, 2008, our total revenues were $71.1 million, which represents a 14% decrease from the $82.7 million we reported in 2007. We recorded a net loss of $31.3 million for the year ended December 31, 2008, which includes a non-cash charge of $26.0 million in our income tax provision for the establishment of a full valuation allowance against our net deferred tax assets. This compares to net income of $2.5 million for the year ended December 31, 2007. During 2008, we continued to invest in our research and development efforts to obtain FDA approval to sell our OraQuick® HIV test over the counter, to develop our rapid HCV test and to develop homogeneous fully automated drugs of abuse assays for use with our Intercept oral fluid collection device in collaboration with Roche Diagnostics. As a result, research and development expenses increased $6.1 million in 2008 compared to the prior year. Our liquidity position remains strong, as we had $82.5 million in cash, cash equivalents and short-term investments at December 31, 2008.

Revenues from the infectious disease testing market continued to grow in 2008 as result of sales of our OraQuick ADVANCE® HIV-1/2 test. Sales to public health benefited from the growth in our base business and from the incremental sales driven by the CDC’s efforts to increase HIV testing.

We terminated our distribution agreement with Abbott for the sale of OraQuick ADVANCE® at the end of 2008 as a result of our decision to sell OraQuick ADVANCE® directly to US hospitals and reference laboratories starting on January 1, 2009. Sales to Abbott decreased in 2008 as a direct result of the reduction of Abbott purchases in the latter months of 2008 in anticipation of the agreement termination at year end and increased competition in the hospital market. Under our former distribution agreement, Abbott was our exclusive distributor in the U.S. hospital market and a non-exclusive distributor in the U.S. physicians’ office marketplace.

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

Revenues from our cryosurgical products decreased significantly in 2008, primarily due to the absence of sales in the U.S. OTC market, reduced sales in certain European and Mexican OTC markets, and a decrease in product sales in the domestic professional market. The cryosurgical systems market is comprised of Histofreezer® sales into both the domestic and international physicians’ office markets and sales of our OTC product formulation to our international distributors, SSL and Genomma Labs. SSL distributes our wart removal product under its Scholl’s and Dr. Scholl trademarks in the OTC footcare market in several European countries. Genomma Labs has distribution rights to a similar product in the OTC footcare market in Mexico, Argentina, Brazil, and various other Central and South American countries.

Genomma Labs reduced its purchasing levels in 2008, in response to an increase in product returns from retailers due to overstocking during the winter months of 2007. Sales to SSL declined due to lower revenues experienced by SSL in key markets outside of the United Kingdom. The absence of U.S. OTC sales in 2008 resulted from the termination of our domestic distribution relationship with Prestige Brands at the end of 2007. As a result, we have developed our own proprietary nationally branded wart removal product which we started selling in the U.S. OTC market in early 2009. It is not possible to predict at this time how well the new branded product will perform.

Our combined cryosurgical sales to physician offices also experienced a decline in 2008 as the business was negatively impacted by the diversion of some lower-priced Histofreezer® product from international sources back into the U.S. professional market. We addressed this diversion issue by increasing our international pricing, changing product labeling and packaging, and enforcing contractual rights against certain international distributors. We believe this diversion issue was largely confined to 2008, and we do not expect it to have a material impact on 2009 revenues.

Revenues from the substance abuse testing market decreased in 2008 as sales of our Intercept® drug testing system were directly impacted by the decline in pre-employment testing in domestic markets. Pre-employment drug screening represents approximately 50% of our workplace drug testing business. As a result of the decline in the U.S. economy, the related decrease in hiring has had a direct impact on this segment of our business.

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

In past years, BMX manufactured and sold the only oral fluid HIV-1 screening test that had received FDA approval for use in detecting HIV-1 in an oral fluid specimen collected with our OraSure® collection device. BMX also supplied the HIV-1 antigen used to manufacture our oral fluid Western blot HIV-1 confirmatory test and was the exclusive world-wide distributor of that product. BMX discontinued manufacturing their HIV-1 EIA screening test during 2007. As a result, we intend to seek FDA approval of an alternative HIV-1 EIA screening test for use with our OraSure® collection device. BMX also elected not to renew our Western blot agreements beyond December 31, 2007, and we are now selling the Western blot oral fluid HIV-1 confirmatory test directly to our laboratory customers.

We also rely heavily on distributors to purchase and resell many of our products. For example, SSL has exclusive rights to our wart removal product in the OTC footcare market in Europe, Australia and New Zealand. We granted Genomma Labs exclusive rights to distribute our wart removal product in the OTC market in Mexico, Argentina, Brazil, and various other Central and South American countries. We have contracted with several distributors to sell our OraQuick ADVANCE® HIV-1/2 test to the U.S. physician office market and our Intercept® and OraSure® product lines are sold by several laboratory distributors.

We expect to enter into additional distribution agreements for new and future products, for distribution in the U.S. and internationally. If our distributors are unable or unwilling to meet the minimum purchase commitments set forth in their agreements or otherwise substantially reduce the volume of their purchases, our revenues and results of operations could be adversely affected.

We generated 81% of our 2008 revenues in the U.S. marketplace compared to 78% in 2007. We are continuously evaluating strategies to increase our sales penetration in markets outside the U.S. As our business in foreign countries increases, we could be exposed to other economic, political, exchange rate, regulatory and cultural risks.

The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components.

Results of Operations

Year Ended December 31, 2008 Compared to December 31, 2007

Total revenues decreased 14% to $71.1 million in 2008 from $82.7 million in 2007. Increased sales in both the infectious disease and insurance risk assessment markets, together with an increase in licensing and product development revenues, were more than offset by declines in sales of our cryosurgical wart removal and substance abuse testing products. Revenues derived from products sold to customers outside the United States were $13.7 million and $18.1 million or 19% and 22% of total revenues for the years ended December 31, 2008 and 2007, respectively. The majority of our international sales are transactions in U.S. dollars. As such, the impact of foreign currencies has not been material to our operating results.

The table below shows the amount of our total revenues (in thousands, except %) generated in each of our principal markets and by licensing and product development activities.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
Market	2008	2007		2008	2007
Infectious disease testing	$38,096	$35,791	6%	54%	43%
Substance abuse testing	14,006	15,789	(11)	20	19
Cryosurgical systems	10,655	23,533	(55)	15	28
Insurance risk assessment	6,085	5,464	11	8	7

Product revenues	68,842	80,577	(15)	97	97
Licensing and product development	2,262	2,109	7	3	3

Total revenues	$71,104	$82,686	(14)%	100%	100%

Sales to the infectious disease testing market increased 6% to $38.1 million in 2008, primarily as a result of the continued strong performance of our OraQuick ADVANCE® rapid HIV-1/2 antibody test in an increasingly competitive environment. OraQuick® and OraSure® sales during 2008 totaled $35.3 million and $2.8 million, respectively, as compared to $32.7 million and $3.1 million in 2007, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands, except %) during 2008 and 2007.

	Year ended December 31,		% Change
Customers	2008	2007
Direct to U.S. Public Health	$25,438	$19,799	28%
Abbott	6,625	8,102	(18)
International	3,234	3,291	(2)
SAMHSA / CDC	12	1,464	(99)

Total OraQuick® revenues	$35,309	$32,656	8%

During 2008, OraQuick® revenue derived from direct sales to the U.S. public health market increased by 28% as compared to 2007. This increase is the result of continued growth in our base business and from incremental sales driven by the CDC’s efforts to increase HIV testing. In September 2007, the CDC awarded incremental funding to expand HIV testing and prevention programs in populations disproportionately affected by HIV, primarily African Americans. These funds were allocated to targeted state and public health agencies, for utilization during 2008.

For the year ended December 31, 2008, sales to our former hospital distributor, Abbott, decreased 18% to $6.6 million, as compared to $8.1 million in 2007. This decrease was largely the result of Abbott’s ordering patterns, the impact of negotiations to end our distribution agreement at the end of 2008, and increased competition in the hospital market. As previously discussed, commencing in 2009, we began selling our OraQuick ADVANCE® rapid HIV-1/2 antibody test directly into the U.S. hospital market.

Revenues derived from the CDC and SAMHSA declined significantly in 2008 when compared to 2007. In 2007, the CDC and SAMHSA placed bulk purchase orders directly with the Company for OraQuick ADVANCE® devices and related testing materials, for further distribution to various public health entities. However, both the CDC and SAMHSA did not place new bulk orders in 2008 and are not currently engaging in bulk procurement and distribution activities. As such, it is not expected that comparable-sized bulk purchase orders from these governmental entities or others will be received in the future.

We believe that our OraQuick ADVANCE® device, which is FDA-approved for detecting antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick and venous whole blood, and plasma samples, and is CLIA-waived for use with all sample types except plasma, provides a significant competitive advantage, thereby enabling us to fully implement a strategy for selling OraQuick® in the U.S. and internationally. We received CE mark approval for our OraQuick ADVANCE® test and we currently sell small quantities of this product in Europe. We have established distribution channels in several European countries and are pursuing other distributors elsewhere in the European Union and in other countries.

International sales of our OraQuick® test remained relatively flat at $3.2 million in both 2008 and 2007, with sales in Africa contributing $2.4 and $2.5 million of those revenues in 2008 and 2007, respectively.

We have continued to see evidence that sales of OraQuick ADVANCE® are negatively impacting sales of our OraSure® oral fluid collection device in the infectious disease testing market in the U.S. During 2008, our sales of OraSure® declined $348,000 from $3.1 million in 2007 to $2.8 million in 2008. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing to purchase our

OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid, and the CDC’s efforts to increase rapid HIV testing in healthcare settings. While it is not possible at this time to estimate the extent of such ongoing change in purchasing patterns, we expect the decline in OraSure® sales to continue.

Sales to the substance abuse testing market decreased 11% in 2008 as the use of our Intercept® device for workplace testing was impacted by the continuing adverse economic conditions. The table below shows a breakdown of our total Intercept® revenues (in thousands, except %) generated in each market during 2008 and 2007.

	Year ended December 31,		% Change
Market	2008	2007
Workplace testing	$4,750	$6,650	(29)%
Criminal justice	2,663	2,570	4
International	2,168	2,188	(1)
Direct	1,204	1,003	20

Total Intercept® revenues	$10,785	$12,411	(13)%

Our workplace testing business decreased 29% from $6.7 million in 2007 to $4.8 million in 2008. Pre-employment drug screening represents approximately 50% of our workplace testing business and the current decline in the domestic economy and rising unemployment has had a direct impact on this segment of our business. Accordingly, we do not expect renewed growth in our Intercept® business until employment conditions in the U.S. improve.

In addition, the microplate oral fluid drug assays, which are sold for use with the Intercept® collection device, are expected to come under increasing competitive pressure in the future from “home-brew” assays developed internally by our laboratory customers. Our oral fluid microplate assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. We believe our competitors are developing oral fluid tests suitable for use on these fully automated homogeneous assay systems and these assays, if and when they are developed and commercialized, could represent a significant competitive threat to our oral fluid microplate business. In order to meet this competition, we are jointly developing and intend to commercialize fully-automated homogeneous oral fluid drugs of abuse assays with Roche Diagnostics for use with our Intercept® device.

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 55% to $10.7 million in 2008 from $23.5 million in 2007. This decrease was primarily the result of a significant decline in sales of our domestic and international OTC cryosurgical products when compared to 2007.

The table below shows a breakdown of our total cryosurgery revenues (in thousands, except %) generated in each market during 2008 and 2007.

	Year ended December 31,		% Change
Market	2008	2007
Professional domestic	$3,911	$5,247	(25)%
Professional international	2,529	2,349	8
OTC domestic	—	6,237	(100)
OTC international	4,215	9,700	(57)

Total cryosurgical systems revenues	$10,655	$23,533	(55)%

Our domestic OTC cryosurgical product was previously distributed in the United States and Canada by Prestige, owner of the Compound W® line of wart removal products. Our distribution agreement with Prestige terminated on December 31, 2007, and as a result, no sales were made to Prestige in 2008 or will be made in the future to this distributor. Sales to Prestige were $6.2 million in 2007. In 2008, we developed our own proprietary nationally branded wart removal product and began selling this product in the U.S. OTC market in early 2009. It is not possible to predict at this time how successful our new brand will be in the domestic OTC marketplace.

We have an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, our cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks. Sales to SSL were $3.8 million and $5.3 million in 2008 and 2007, respectively. The $1.5 million sales decline in the current year is due to lower than expected outsales by SSL in key markets outside of the United Kingdom, primarily resulting from intense competition from an already-existing brand and new market entrants.

We have granted Genomma Labs exclusive distribution rights to our cryosurgical wart removal product in the OTC markets in Mexico, Argentina, Brazil, and various other Central and South American countries. Sales to Genomma Labs were approximately $400,000 in 2008 and $4.4 million in 2007. During 2008, Genomma Labs reduced its purchases from us, in response to an increase in product returns from retailers in Mexico who overstocked during the winter months of 2007. Throughout 2008, Genomma worked to reduce its excess inventory position, and accordingly did not purchase additional product from us. We believe these markets represent potential future sales opportunities for our cryosurgical products; however, the full realization of such sales will take time.

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 25% to $3.9 million in 2008, as compared to $5.2 million in 2007. Sales of Histofreezer® in the international market increased 8% to $2.5 million from $2.3 million in 2007. On a combined basis, however, cryosurgical sales in the professional market declined in 2008, as this business was affected by the diversion of some lower-priced Histofreezer® product from international sources into the U.S. professional market. The selling prices for our Histofreezer® product are lower in some foreign countries due to differences in the healthcare systems in those countries. During 2008, some distributors in these countries purchased English-labeled Histofreezer® product and resold it into the domestic distribution network to distributors who employ alternate sourcing programs. We aggressively addressed this diversion issue by increasing our international pricing, changing product labeling and packaging, and enforcing contractual rights against certain international distributors. We believe this diversion issue was largely confined to 2008 and we do not expect it to have a material impact on 2009 revenues.

We are beginning to see some evidence that sales of our OTC cryosurgical products may reduce the number of individuals that will seek to obtain treatment of their warts by a physician, which in turn could negatively affect sales of our Histofreezer® product in the professional market. It is not possible at this time to estimate the extent of the financial impact of this change.

Sales to the insurance risk assessment market increased 11% from $5.5 million in 2007 to $6.1 million in 2008, primarily as a result of an increase in revenues associated with our oral fluid Western blot HIV-1 confirmatory test. BMX discontinued the distribution of our Western blot HIV-1 confirmatory test and, as a result, we are now selling this product directly to our laboratory customers. Overall, we expect our 2009 revenues in this market will remain at levels comparable to those attained in 2008.

Licensing and product development revenues increased to $2.3 million in 2008, from $2.1 million in 2007. In January 2008, we entered into a license and settlement agreement with Schering-Plough in which they agreed to pay us royalties on sales of their Freeze AwayTM product. Pursuant to the terms of that licensing agreement, during 2008, we recorded $2.3 million in royalty payments from Schering-Plough. In December 2006, we entered into a collaboration agreement with Schering-Plough Corporation, for the development and promotion of a rapid oral fluid test for the detection of antibodies to HCV. During 2007, we recognized $2.0 million in revenues associated with funded research and development under this agreement.

The Company’s gross margin was 58% in 2008, compared to 61% in 2007. Our 2008 gross margin was negatively impacted by the significant decline in higher-margin cryosurgical sales and by increases in manufacturing scrap and spoilage expense. Scrap expense increased from $1.3 million in 2007 to $2.0 million in 2008. Although scrap and spoilage expense exceeded 2007 levels, OraQuick® scrap and spoilage was down sequentially in each quarter of 2008, as we identified its root cause and made the appropriate adjustments. We expect overall OraQuick® scrap and spoilage expense to be significantly lower in 2009 when compared to 2008, primarily due to the OraQuick® product and manufacturing process enhancements and twelve-month shelf life recently approved by the FDA.

Research and development expenses increased 43% to $20.3 million in 2008, from $14.1 million in 2007, primarily as a result of increased product and clinical development costs for our OraQuick® HCV test, costs associated with our continued efforts to obtain FDA approval to sell our OraQuick® HIV test over the counter, and costs to develop our homogeneous fully-automated drugs of abuse assays for use with our Intercept® oral fluid collection device in collaboration with Roche Diagnostics. Also included in the current year expense is a $1.0 million patent license milestone payment required as a result of our filing of a premarket approval application with the FDA for our OraQuick® HCV device. We believe the majority of the product development and clinical trial costs associated with the OraQuick® HCV device have already been incurred. As such, we expect our research and development costs to decrease in 2009.

Sales and marketing expenses increased 4% to $20.9 million in 2008 from $20.1 million in 2007. This increase was primarily the result of incremental salaries, benefits, and recruiting and relocation expenses related to hiring additional direct sales personnel for the hospital market, as we prepared to assume control of this distribution channel from Abbott in 2009. These increases were partially offset by a decrease in distributor advertising and promotional costs. We expect 2009 sales and marketing expenses to remain at approximately the 2008 level.

General and administrative expenses decreased 6% to $16.3 million in 2008 from $17.3 million in 2007. This decrease was primarily attributable to lower cash and stock compensation costs, bank charges, consulting fees and legal expenses. In 2009, we expect general and administrative costs to increase slightly due to increased staffing costs and legal expenses associated with the patent infringement lawsuit filed against us by Inverness Medical and Church & Dwight.

Interest expense decreased to $346,000 in 2008 from $520,000 in 2007, as a result of lower outstanding debt balances and our election to fix the interest rate on our primary facilities advance at 4.15% until its maturity in June 2011. Interest income decreased to $3.1 million in 2008 from $4.7 million in 2007 primarily as a result of lower yields earned on our investment portfolio, usage of some previously-invested cash to fund inventory purchases, capital expenditures, and the stock repurchase program initiated during 2008, and an overall conservative, shorter-term investment approach.

As a result of the license and settlement agreement we entered into with Schering-Plough to resolve our patent infringement litigation, we received a payment of $4.9 million during the first quarter of 2008, which was recorded as other income. In January 2007, we sold our ownership interest in a privately-held nonaffiliated company and recorded a $1.4 million pre-tax gain on the sale of this investment.

We purchase some of our cryosurgical products from, or utilize the services of, vendors located in The Netherlands. As a result of the weakness of the United States dollar in relation to the Euro, we recorded a net loss on foreign currency transactions in the amount of $36,000 and $105,000 for the years ended December 31, 2008 and 2007, respectively.

During 2008, we recorded a $3.5 million net federal and state tax benefit associated with the pretax loss of $8.7 million for that same period. In the fourth quarter of 2008, however, as global economic conditions worsened, we also re-evaluated whether or not we would realize the benefits associated with our total net deferred tax asset in the future. Given the uncertainty surrounding the magnitude and length of the current economic recession, our loss in 2008, and our projection of a loss in 2009, we determined that it is more likely than not that we will not realize the benefits associated with our net deferred tax assets in the immediate future. Accordingly, in accordance with Statement of Financial Accounting Standards (“SFAS 109”), “Accounting for Income Taxes, we recorded an income tax charge of $26.0 million in the fourth quarter of 2008 in order to establish a full valuation allowance against our net deferred tax asset.

During 2007, we recorded provisions for federal and state income taxes of $1.8 million, which reflect a 42% effective tax rate. Our effective rate reflects the impact of permanent differences, generated by items which are not deductible on our income tax returns. In addition, during the fourth quarter of 2007, we recorded an income tax benefit of $289,000 related to the inclusion of a federal research and development tax credit.

Year Ended December 31, 2007 Compared to December 31, 2006

Total revenues increased by 21% to $82.7 million in 2007 from $68.2 million in 2006, primarily as a result of increased sales of our OraQuick ADVANCE® rapid HIV-1/2 antibody test and our OTC cryosurgical products, together with an increase in funded research and development related to our OraQuick® rapid HCV test.

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

For the year ended December 31, 2007, sales to our hospital distributor, Abbott, grew 17% to $8.1 million, as compared to $6.9 million in 2006. This increase was the result of continued penetration of the U.S. hospital market by Abbott in collaboration with our hospital sales team.

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

Sales to the substance abuse testing market remained flat in 2007 at $15.8 million, as sales of our Intercept® device for workplace testing were impacted by a decrease in employment rates domestically and a decrease in funding internationally. The international market experienced a decrease in public sector funding which had slowed the implementation of criminal justice testing.

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

Our domestic OTC cryosurgical product, called Freeze Off®, was distributed in the United States and Canada by Prestige, owner of the Compound W® line of wart removal products. In September 2006, Prestige announced that it had acquired the Wartner® cryosurgical wart removal product line, which directly competed with the Freeze Off® product in the OTC market. Our distribution agreement with Prestige contained a covenant not to compete which precluded Prestige from acquiring, manufacturing, distributing or selling a cryosurgical product that directly competed with the Freeze Off® product. We notified Prestige that its acquisition of the Wartner® product constituted a material breach of the distribution agreement and that certain of its other actions constituted additional breaches under the agreement. Efforts to resolve this matter through mediation were not successful and arbitration commenced. Our distribution agreement with Prestige terminated on December 31, 2007 as a result of the arbitration proceeding. Sales to Prestige were $6.2 million and $5.2 million, in 2007 and 2006, respectively

We have an agreement with SSL under which we manufacture and supply, and SSL distributes on an exclusive basis, the Company’s cryosurgical wart removal product in the OTC footcare market in Europe, Australia and New Zealand. The product is manufactured and sold under SSL’s Scholl and Dr. Scholl trademarks. Sales to SSL under the distribution agreement were $5.3 million and $4.5 million in 2007 and 2006, respectively.

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

Liquidity and Capital Resources

	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents	$39,565	$32,230
Short-term investments	42,957	63,336
Working capital	90,936	105,620

Our cash, cash equivalents and short-term investments decreased $13.0 million to $82.5 million at December 31, 2008, primarily as a result of using $2.5 million in cash to fund operations, $5.1 million to buy back shares under our stock repurchase plan, $2.6 million for property and equipment purchases, $1.2 million for payments related to patents and product rights, $515,000 for debt repayments, and $995,000 associated with the retirement of common stock to pay minimum tax withholding obligations on the vesting of restricted shares.

Net cash used in operating activities was $2.5 million in 2008, resulting from our net loss of $31.3 million for the year offset by the net non-cash change in our deferred tax asset balance of $22.3 million. Other factors which contributed to the $2.5 million utilization of cash in the current period included non-cash charges for depreciation and amortization of $3.4 million, non-cash stock-based compensation expense of $5.5 million, a provision for scrap and spoilage of $1.6 million and a $1.0 million charge for acquired in-process technology, all offset by a decrease in prepaid expenses and other assets of $1.1 million. At December 31, 2007, we had recorded $930,000 in prepayments to contract research organizations (“CROs”) for clinical work they were to perform in 2008. These services were rendered by the CROs and, accordingly, we expensed these prepayments in 2008. Also contributing to the use of cash was an increase of $2.9 million in inventories, primarily related to raw material purchases for our cryosurgical product line, a $274,000 increase in accounts receivable, and decreases in accounts payable of $1.7 million and accrued expenses of $1.1 million, largely due to payments of our 2007 year-end royalty, legal, and other accruals.

Net cash provided by investing activities during 2008 was $16.3 million. Payments of $1.2 million for certain patent and product rights and $2.6 million for additions to property and equipment, were offset by $20.2 million of net proceeds from maturities and redemptions of short-term investments.

During the year ending December 31, 2009, we expect to invest between $3 and $4 million in capital expenditures, primarily to purchase additional equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities was $6.5 million for the year ended December 31 2008 primarily as a result of the purchase of 1,147,730 shares of common stock, at an aggregate cost of $5.1 million, under our stock repurchase plan which was approved by our Board of Directors on August 5, 2008, partially offset by $93,000 received from the exercise of stock options. Additional uses of cash for financing activities were $515,000 in loan principal repayments and $995,000 used for the purchase and retirement of common stock.

At December 31, 2008, we had in place a $14,000,000 credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) which is comprised of a $10,000,000 facilities advance and a $4,000,000 revolving working capital line of credit. At our option, interest on the facilities advance is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73%, or a variable rate equal to the 30, 180, or 360-day LIBOR plus 0.55% to 1.25%. In each case, the interest rate is determined at the date of the advance and is based upon the amount of cash and cash equivalents we invest and retain at Comerica Securities, Inc. We also can choose the fixed rate option, without penalty, at the expiration of a previously elected LIBOR period. Principal is repayable in periodic installments, based upon the rate option that we elect, with the remaining balance of unpaid principal due on June 27, 2011. Interest on any advances under the revolving working capital line of credit is payable at either the U.S. prime rate less 0.25% or 30-day LIBOR pus 2.55%, in each case determined at the time of funding. In January 2008, we elected to fix the interest rate on the facilities advance at 4.15% until its maturity, with principal and interest payable on a monthly basis.

As of December 31, 2008, we had $8,791,679 in outstanding borrowings under the facilities advance and no outstanding borrowings under the $4,000,000 revolving working capital line of credit, which has a maturity date of June 29, 2009.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. Borrowings under the revolving working capital line of credit are limited to commercially standard percentages of accounts receivable. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants at December 31, 2008. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

At December 31, 2008, we had NOL carryforwards of $49.5 million for federal income tax purposes. During the fourth quarter of 2005, the Company retained independent tax specialists to perform an ownership change study and analysis to determine the annual limitation amount applicable to utilization of the NOL carryforwards due to past ownership changes, as defined in Section 382 of the Internal Revenue Code. We continue to review ownership changes on an annual basis. We do not believe that ownership change limitations would impair our ability to utilize our NOLs against taxable income that we may generate in the future. In the fourth quarter of 2008, we recorded a full valuation allowance against the deferred tax asset generated by these NOLs. Establishment of this valuation allowance does not change our view of the Company’s long-term financial outlook or the expected utilization of our NOL carryforwards.

The combination of our current cash, cash equivalents, short-term investments, and available borrowings under our Credit Facility, is expected to be more than sufficient to fund our operating and capital needs through

2009. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products, market acceptance of new products, competing technological and market developments and other factors.

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations at December 31, 2008 for future payments under contracts and other contingent commitments, for the year 2009 and beyond:

Contractual Obligations	Total	Payments due by December 31,
		2009	2010	2011	2012	2013	Thereafter
Long-term debt[1]	$8,859,337	$557,897	$509,761	$7,791,679	$—	$—	$—
Operating leases[2]	71,356	71,356	—	—	—	—	—
Employment contracts[3]	2,781,250	1,901,875	879,375	—	—	—	—
Purchase obligations[4]	3,098,586	1,519,376	1,579,210	—	—	—	—
Minimum commitments under contracts[5]	4,791,667	500,000	500,000	500,000	500,000	500,000	2,291,667

Total contractual obligations	$19,602,196	$4,550,504	$3,468,346	$8,291,679	$500,000	$500,000	$2,291,667

1	Represents principal repayments required under notes payable to our lenders. See Note 7 to the financial statements included herein.
2	Represents payments required under our operating leases.
3	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 10 to the financial statements included herein.
4	Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note 10 to the financial statements included herein.
5	Represents payments required pursuant to certain, licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 10 to the financial statements included herein. Additional payments of up to $4,500,000 may be required pursuant to one of these licensing agreements for the achievement of specific development and/or commercial milestones.

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

We also enter into research and development contracts with corporate, government and/or private entities. These contracts generally provide for payments to us upon achievement of certain research or development milestones. Product development revenues from these contracts are recognized only if the specified milestone is achieved and accepted by the customer and payment from the customer is probable. Any amounts received prior to the performance of product development efforts are recorded as deferred revenues. Recognition of revenue under these contracts can be sporadic, as it is the result of achieving specific research and development milestones. Furthermore, revenue from future milestone payments will not be recognized if the underlying research and development milestones are not achieved.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $163,100 at December 31, 2008. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period ($101,412, $40,914 and $16,022 in 2008, 2007 and 2006, respectively). Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Inventories.    Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. During 2008, 2007 and 2006, we wrote-off inventory which had a cost of $1.6 million, $922,000 and $751,000, respectively, as a result of scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Stock-based Compensation.    We follow SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires us to recognize the fair value of equity-based awards as compensation expense in our statement of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This valuation model’s computations incorporate highly subjective assumptions, such as the expected stock price volatility and the estimated life of each award. The fair value of awards, after considering the effect of expected forfeitures, is then amortized, generally on a straight-line basis, over the related vesting period of the award.

Long-lived and Intangible Assets.    Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets had a net book value of $25.6 million, or 19% of our total assets, at December 31, 2008. Property and equipment and patents and product rights are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. In August 2005, we recorded a $1.5 million intangible asset related to a payment under a license agreement to certain patents related to the Hepatitis C Virus or HCV. We recorded an additional $3.0 million related to this license in 2006. Management’s intent in executing this license was to provide for various alternatives for use, including uses in the international market that would not require additional research and development efforts or regulatory approvals. This $4.5 million asset was capitalized based on management’s estimate of the cash flows to be received from future product sales in these international markets. No sales of HCV products had been made in the international markets as of December 31, 2008. A similar analysis of estimated future cash flows will be prepared upon payment of additional license fees under this agreement, or upon changes in circumstances, to determine the appropriate accounting treatment for payments under this license agreement. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from all long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses for the years ended December 31, 2008, 2007 and 2006. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

Deferred Tax Assets.    At December 31, 2008, we had federal NOL carryforwards of $49.5 million. The net deferred tax asset associated with these NOLs and other temporary differences was $25.9 million at December 31, 2008. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

During the fourth quarter of 2008, we evaluated our ability to realize our net deferred tax asset, in order to determine if a valuation allowance should be recorded against it. According to SFAS No. 109, a cumulative loss in recent years is significant piece of negative evidence to be considered when evaluating the need for a valuation allowance and this evidence is difficult to overcome. Given the uncertainty surrounding the magnitude and length of the current economic recession, our loss in 2008, and our projection of a loss in 2009, we determined that it is more likely than not that we will not realize the benefits associated with our net deferred tax asset in the immediate future. Accordingly, in accordance with SFAS 109, we recorded an income tax charge of $26.0 million in the fourth quarter of 2008 in order to establish a full valuation allowance against our net deferred tax asset.

Our ability to use our NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. Internal Revenue Code (“IRC”) Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. During the fourth quarter of 2005, the Company completed an analysis, with the assistance of independent tax specialists, to determine if any IRC Section 382 ownership changes had occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior period ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our future taxable income. The Company continues to review ownership changes on an annual basis.

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

A significant portion of our assets is comprised of certificates of deposit, commercial paper, U.S. government and agency obligations, and U.S. corporate bonds. All such instruments are classified as available-for-sale securities. The primary objective of our investment policy is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. Market risk is the risk that a change in prevailing interest rates may cause the fair value of an investment to fluctuate. As interest rates increase, the fair value of a debt instrument would be expected to decrease. Correspondingly, if interest rates decrease the fair value of a debt instrument would be expected to increase. To minimize market risk, we have the ability to hold such debt instruments to maturity, at which time the debt instrument would be redeemed at its stated or face value. To further mitigate market risk, we also typically invest in the shorter end of the maturity spectrum. As such, we do not believe that we have a material exposure to market risk.

In January 2008 we elected to fix the interest rate at 4.15% on our long-term debt until the debt’s maturity in June 2011. As a result, we have no exposure to interest rate changes.

As of December 31, 2008, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency represented approximately $108,000 of our total revenues for the year ended December 31, 2008. We do not expect the risk of foreign currency fluctuations to be material in the near future.

ITEM 8.    Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that was identified in connection with the evaluation referred to in paragraph (b) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of OraSure Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2009

ITEM 9B. Other	Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

(a)(3). Exhibits.    See Index to Exhibits following the Financial Statements in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2009.

ORASURE TECHNOLOGIES, INC.

By:	/s/ DOUGLAS A. MICHELS
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 10, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Jack E. Jerrett (Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying balance sheets of OraSure Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2009

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,565,218	$32,229,697
Short-term investments	42,957,467	63,336,408
Accounts receivable, net of allowance for doubtful accounts of $163,100 and $186,468	11,571,048	11,296,355
Inventories	10,704,088	9,409,743
Deferred income taxes	—	5,060,974
Prepaid expenses and other	1,418,171	2,455,534

Total current assets	106,215,992	123,788,711
PROPERTY AND EQUIPMENT, net	21,235,367	20,911,157
PATENTS AND PRODUCT RIGHTS, net	4,380,540	5,279,471
DEFERRED INCOME TAXES	—	17,265,591
OTHER ASSETS	86,290	107,586

	$131,918,189	$167,352,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$557,897	$556,751
Accounts payable	3,925,662	5,615,998
Accrued expenses and other	10,795,955	11,995,710

Total current liabilities	15,279,514	18,168,459

LONG-TERM DEBT	8,301,440	8,817,669

OTHER LIABILITIES	11,985	311,799

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 45,769,221 and 46,644,046 shares issued and outstanding	46	47
Additional paid-in capital	235,862,999	236,293,489
Accumulated other comprehensive loss	(262,442)	(238,896)
Accumulated deficit	(127,275,353)	(96,000,051)

Total stockholders’ equity	108,325,250	140,054,589

	$131,918,189	$167,352,516

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007	2006
REVENUES:
Product	$68,842,755	$80,576,622	$67,830,561
Licensing and product development	2,261,712	2,109,254	324,359

	71,104,467	82,685,876	68,154,920
COST OF PRODUCTS SOLD	29,976,120	32,402,794	24,756,195

Gross profit	41,128,347	50,283,082	43,398,725

OPERATING EXPENSES:
Research and development	20,255,451	14,136,019	8,647,484
Sales and marketing	20,916,718	20,061,685	15,921,467
General and administrative	16,286,907	17,304,615	13,367,111

	57,459,076	51,502,319	37,936,062

Operating income (loss)	(16,330,729)	(1,219,237)	5,462,663
INTEREST EXPENSE	(345,767)	(520,002)	(404,680)
INTEREST INCOME	3,080,950	4,709,771	4,097,860
OTHER INCOME	4,883,714	1,428,691	—
FOREIGN CURRENCY LOSS	(36,136)	(105,448)	(94,390)

Income (loss) before income taxes	(8,747,968)	4,293,775	9,061,453
INCOME TAX PROVISION	22,527,334	1,821,336	3,793,904

NET INCOME (LOSS)	$(31,275,302)	$2,472,439	$5,267,549

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.67)	$0.05	$0.11

DILUTED	$(0.67)	$0.05	$0.11

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	46,549,739	46,325,338	45,909,990

DILUTED	46,549,739	46,878,143	46,580,266

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2006	45,775,625	$46	$226,218,469	$(3,334,792)	$(282,825)	$(103,681,856)	$118,919,042
Reclassification of deferred compensation	—	—	(3,334,792)	3,334,792	—	—	—
Reclassification of liability-classified awards	—	—	(230,659)	—	—	—	(230,659)
Common stock issued upon exercise of options	85,013	—	457,334	—	—	—	457,334
Vesting of restricted stock	199,633	—	—	—	—	—	—
Purchase and retirement of common stock	(65,519)	—	(631,509)	—	—	—	(631,509)
Compensation cost for restricted stock	—	—	1,969,178	—	—	—	1,969,178
Compensation cost for stock option grants	—	—	3,621,412	—	—	—	3,621,412

Comprehensive income:
Net income	—	—	—	—	—	5,267,549	5,267,549
Currency translation adjustment	—	—	—	—	6,787	—	6,787
Unrealized gain on marketable securities, net of tax provision of $72,979	—	—	—	—	124,841	—	124,841

Total comprehensive income							5,399,177

Balance at December 31, 2006	45,994,752	46	228,069,433	—	(151,197)	(98,414,307)	129,503,975
Adoption of FIN 48	—	—	—	—	—	(58,183)	(58,183)
Reclassification of liability-classified awards	—	—	51,550	—	—	—	51,550
Common stock issued upon exercise of options	481,647	1	3,100,036	—	—	—	3,100,037
Vesting of restricted stock	258,093	—	—	—	—	—	—
Purchase and retirement of common stock	(90,446)	—	(785,908)	—	—	—	(785,908)
Compensation cost for restricted stock	—	—	2,877,463	—	—	—	2,877,463
Compensation cost for stock option grants	—	—	2,980,915	—	—	—	2,980,915

Comprehensive income:
Net income	—	—	—	—	—	2,472,439	2,472,439
Currency translation adjustment	—	—	—	—	1,650	—	1,650
Unrealized loss on marketable securities, net of tax benefit of $52,287	—	—	—	—	(89,349)	—	(89,349)

Total comprehensive income							2,384,740

Balance at December 31, 2007	46,644,046	47	236,293,489	—	(238,896)	(96,000,051)	140,054,589
Common stock issued upon exercise of options	14,786	—	92,517	—	—	—	92,517
Vesting of restricted stock	393,551	—	—	—	—	—	—
Purchase and retirement of common stock	(135,432)	—	(995,367)	—	—	—	(995,367)
Shares purchased and retired pursuant to the stock repurchase plan	(1,147,730)	(1)	(5,121,107)	—	—		(5,121,108)
Compensation cost for restricted stock	—	—	3,352,876	—	—	—	3,352,876
Compensation cost for stock option grants	—	—	2,240,591	—	—	—	2,240,591

Comprehensive loss:
Net loss	—	—	—	—	—	(31,275,302)	(31,275,302)
Currency translation adjustment	—	—	—	—	(36,201)	—	(36,201)
Unrealized gain on marketable securities	—	—	—	—	12,655	—	12,655

Total comprehensive loss							(31,298,848)

Balance at December 31, 2008	45,769,221	$46	$235,862,999	$—	$(262,442)	$(127,275,353)	$108,325,250

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(31,275,302)	$2,472,439	$5,267,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in nonaffiliated company	—	(1,428,691)	—
Deferred income taxes	22,305,250	1,313,839	3,113,745
Stock-based compensation	5,456,135	5,830,770	5,590,590
Depreciation and amortization	3,386,670	2,735,999	1,923,275
Acquired in-process technology	1,000,000	—	1,000,000
Provision for excess and obsolete inventories	1,575,910	922,433	750,542
Changes in assets and liabilities:
Accounts receivable	(274,284)	(937,622)	1,250,552
Inventories	(2,870,255)	(4,797,609)	(2,156,302)
Prepaid expenses and other	1,070,168	(463,674)	(452,502)
Accounts payable	(1,686,143)	2,584,439	465,344
Accrued expenses and other liabilities	(1,148,491)	3,351,556	133,011

Net cash provided by (used in ) operating activities	(2,460,342)	11,583,879	16,885,804

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,643,270)	(5,503,770)	(12,643,266)
Proceeds from sale of investment in nonaffiliated company	—	1,765,943	—
Purchase of patents, product rights, or acquired in-process technology	(1,200,000)	(4,200,000)	(200,000)
Purchase of short-term investments	(67,125,962)	(93,953,103)	(91,494,215)
Proceeds from maturities and redemptions of short-term investments	87,315,645	101,526,541	65,433,600

Net cash provided by (used in) investing activities	16,346,413	(364,389)	(38,903,881)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	10,000,000
Repayments of long-term debt	(515,083)	(1,264,716)	(701,426)
Proceeds from issuance of common stock	92,517	3,100,037	457,334
Purchase and retirement of common stock	(5,121,108)	—	—
Withholding and retirement of common stock	(995,367)	(785,908)	(631,509)

Net cash provided by (used in) financing activities	(6,539,041)	1,049,413	9,124,399

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(11,509)	10,973	16,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,335,521	12,279,876	(12,876,919)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,229,697	19,949,821	32,826,740

CASH AND CASH EQUIVALENTS, END OF YEAR	$39,565,218	$32,229,697	$19,949,821

The accompanying notes are an integral part of these statements.

ORASURE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	THE COMPANY:

We develop, manufacture and market oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including in vitro diagnostic tests that are used on other specimen types, and other medical devices used for the removal of warts and other benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the over-the-counter or consumer retail markets in the United States, Canada, Europe, Mexico and Australia.

The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. These circumstances could adversely affect our ability to draw on existing credit facilities, which depend on the ability of the bank that is a party to that facility to meet its funding commitments to us. A bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity. These circumstances may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. This could adversely affect our results of operations, cash flows and financial condition. A weakening business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories and intangible assets, as well as calculations related to contingencies, accruals and indemnifications, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment, will be reflected in the financial statements in those future periods.

Cash and Cash Equivalents

We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of December 31, 2008 and 2007, cash equivalents consisted of money market accounts, commercial paper and U.S. government agency obligations.

Short-term Investments

We consider all short-term investments to be available-for-sale securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are comprised of certificates of deposits, commercial paper, U.S. government and agency obligations, and corporate bonds, all with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). There were no securities held as of December 31, 2008 in a continuous unrealized loss position for twelve or more months.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets have experienced instability during 2007 and 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions of auction rate securities. Further deterioration of the global credit market could adversely impact certain financial institutions that may have invested in or offered such securities. To the extent that we hold corporate bonds issued by those financial institutions in our portfolio, we could be adversely impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. As of December 31, 2008, we had not been adversely affected by these credit and liquidity issues.

The following is a summary of our available-for-sale securities at December 31, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Certificates of deposit	$6,098,000	$8,401	$—	$6,106,401
Commercial paper	2,894,609	4,425	—	2,899,034
Government and agency bonds	11,229,287	106,173	—	11,335,460
Corporate bonds	22,730,229	8,639	(122,296)	22,616,572

Total available-for-sale securities	$42,952,125	$127,638	$(122,296)	$42,957,467

December 31, 2007
Certificates of deposit	$2,721,321	$3,759	$(6,925)	$2,718,155
Commercial paper	4,383,327	1,158	(92)	4,384,393
Government and agency bonds	5,541,885	15,681	—	5,557,566
Corporate bonds	50,704,757	24,104	(52,567)	50,676,294

Total available-for-sale securities	$63,351,290	$44,702	$(59,584)	$63,336,408

At December 31, 2008, maturities of our available-for-sale securities were as follows:
Less than one year	$39,446,846	$112,412	$(122,296)	$39,436,962
One to two years	3,505,279	15,226	—	3,520,505

Total available-for-sale securities	$42,952,125	$127,638	$(122,296)	$42,957,467

Supplemental Cash Flow Information

In 2008, 2007 and 2006, we paid interest of $409,902, $663,127, and $350,535, respectively. In 2008 and 2007, we capitalized interest of $47,463 and $131,738, respectively.

In 2008, 2007 and 2006, we paid federal and state income taxes of $381,950, $500,529, and $695,765, respectively.

In 2008 and 2007, we recorded through the statement of operations an increase in our allowance for doubtful accounts of $78,044 and $27,288, respectively. In 2006 we recorded a reduction in our allowance for doubtful accounts of $61,950. We had write-offs of $101,412, $40,914, and $16,022 against the allowance for doubtful accounts in 2008, 2007, and 2006, respectively.

In 2008, 2007, and 2006, we recorded accruals for purchases of property and equipment of $25,250, $66,053, and $346,258, respectively.

In 2006, we recorded a $4,000,000 accrual related to two licensing agreements.

Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due; the financial condition of our customers; and our historical experience related to write-offs. If not reserved or exempted through these specific examination procedures, our policy is to reserve 100% of accounts receivable in aging categories greater than 120 days.

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories, based primarily on the estimated forecast of product sales. When factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In addition to reserving for these items identified through specific identification procedures, we also reserve for unidentified scrap or spoilage under a fixed-formula methodology. We currently buy a portion of our cryosurgical product line from a foreign vendor and pay for such purchases in Euros. Changes in the exchange rate of the Euro will impact our product cost.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, which include property and equipment and patents and product rights, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows from the use and eventual disposition of the asset. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the asset. We believe the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value, and accordingly we have not recognized any impairment losses for the years ended December 31, 2008, 2007, and 2006.

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

Significant Customer Concentration

We had the following significant concentrations in revenue and accounts receivable:

	Percentage of Total Revenues
	For the years ended December 31,
Customer	2008	2007	2006
Quest Diagnostics, Incorporated	10%	11%	14%
Abbott Laboratories	10	10	10

	Percentage of Accounts Receivable
	at December 31,
	2008	2007
Quest Diagnostics, Incorporated	8%	11%
SSL International plc	10	13
National Aids Control Program	15	4

Our distribution agreement with Abbott Laboratories terminated at the end of 2008. Effective January 1, 2009, we began selling the OraQuick ADVANCE® rapid HIV-1/2 test directly to U.S. hospitals and other customers previously served by Abbott.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred. Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs can precede the services provided or can lag the service period by several months. Invoices paid prior to service being provided are recorded as a prepaid expense and then expensed appropriately as services are provided. We accrue the cost of services rendered but unbilled by CRO’s based on purchase order estimates provided by the CRO. Differences between actual and estimated clinical trial expenses recorded are generally not material and would be adjusted for in the period in which they become known.

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2008, 2007, and 2006, we incurred $893,279, $1,261,356, and $805,936, respectively, in advertising expenses. Included in advertising expenses for 2008, 2007 and 2006 were $687,308, $1,164,294 and $539,856, respectively, in reimbursement for marketing expenses incurred for our OTC cryosurgical products.

Stock-Based Compensation

We account for stock-based compensation to employees and directors using the fair value method in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and stock-based compensation to nonemployees in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Upon the adoption of SFAS No. 123R on January 1, 2006, our deferred compensation balance of $3,334,792 was reclassified against additional paid-in capital. We have elected to recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue new restricted stock, we normally issue new shares rather than purchase shares on the open market.

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

In assessing the realizability of our net deferred tax assets, we follow the guidance contained within SFAS No. 109, “Accounting for Income Taxes,” which requires net deferred tax assets to be reduced by a valuation allowance if, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The realization of the net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. We assess the realizability of our net deferred tax assets on a quarterly basis.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Year ended December 31,
	2008	2007	2006
Net income (loss)	$(31,275,302)	$2,472,439	$5,267,549

Weighted average shares of common stock outstanding:
Basic	46,549,739	46,325,338	45,909,990
Dilutive effect of stock options, warrants and restricted stock	—	552,805	670,276

Diluted	46,549,739	46,878,143	46,580,266

Earnings (loss) per share:
Basic	$(0.67)	$0.05	$0.11

Diluted	$(0.67)	$0.05	$0.11

For the years ended December 31, 2008, 2007, and 2006, outstanding common stock options, warrants and unvested restricted stock representing 4,489,227, 1,827,712, and 1,308,809 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Fair Value of Financial Instruments

As of December 31, 2008, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Upon adoption of SFAS No. 157, there was no impact to our consolidated financial statements. The statement requires that fair value measurements be classified and disclosed in one of the following three categories:

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

All our available for sale securities were classified and measured as Level 1 instruments.

Recent Accounting Pronouncements

On February 8, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2, “Effective Date of FASB 157” (“FSP 157-2”), which deferred the provisions of SFAS No. 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.

3.	INVENTORIES:

	December 31,
	2008	2007
Raw materials	$6,721,102	$4,924,139
Work in process	390,259	386,535
Finished goods	3,592,727	4,099,069

	$10,704,088	$9,409,743

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2008	2007
Land	$1,117,788	$1,117,788
Buildings and improvements	15,571,279	14,550,060
Machinery and equipment	14,383,479	10,501,812
Computer equipment and software	3,791,012	3,331,647
Furniture and fixtures	1,455,965	1,227,152
Construction in progress	682,955	3,674,054

	37,002,478	34,402,513
Less accumulated depreciation	(15,767,111)	(13,491,356)

	$21,235,367	$20,911,157

Depreciation expense was $2,278,257, $1,687,126, and $1,371,400 for 2008, 2007, and 2006, respectively.

5.	PATENTS, PRODUCT RIGHTS AND ACQUIRED IN-PROCESS TECHNOLOGY:

Patents product rights and licenses were as follows:

	December 31,
	2008	2007
HIV-related	$1,900,000	$1,900,000
HCV-related	4,500,000	4,500,000
Lateral flow-related	1,500,000	1,500,000
Cryosurgery-related	2,548,620	2,548,620

	10,448,620	10,448,620
Less accumulated amortization	(6,068,080)	(5,169,149)

	$4,380,540	$5,279,471

Amortization expense for 2008, 2007, and 2006 was $898,931, $1,048,873, and $551,614, respectively.

Amortization expense for each of the five succeeding fiscal years is estimated as follows:

2009	$791,826
2010	791,826
2011	791,826
2012	719,077
2013	497,826

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

In June 2004, we entered into a sublicense agreement with a third party, pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. The agreement required us to pay the third party a one-time non-refundable license fee of $900,000, which was recorded as patent and product rights on our balance sheet and is being amortized through June 30, 2014. This agreement also contained an option to expand the application of this sublicense to other immunoassay platforms, in addition to our OraQuick® platform. In June 2006, we exercised this option, which required us to pay the third party a non-refundable license fee of $600,000, in $200,000 increments in July of 2008, 2007, and 2006. We recognized this $600,000 license fee as acquired in-process technology, which was included in research and development expense in our 2006 statement of operations, because other immunoassay platforms for the detection of HIV-2 will require additional research and development efforts and subsequent regulatory approvals.

In August 2005, we entered into a license agreement with third parties, pursuant to which we have been granted a limited, personal, non-transferable, non-exclusive license related to certain Hepatitis C Virus (“HCV”) patents held by such parties. The agreement required us to pay the third parties a one-time non-refundable license fee of $1,500,000, which was paid in August 2005. In December 2006, the first milestone was achieved and $3,000,000 was paid in 2007. In November 2008, we achieved a second milestone upon filing our OraQuick® HCV pre-market approval application with the FDA and paid a $1,000,000 license fee. This fee was recognized as acquired in-process technology and included in research and development expense in our 2008 statement of operations as additional research and development efforts and regulatory approval is required in order to commercialize this product in the U.S. domestic market. Under the terms of the license agreement, we may also be required to pay additional license fees of up to $4,500,000, upon the achievement of specific development and/or commercial milestones.

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

Under the terms of the HCV license agreement, we are also obligated to pay royalties based on our net sales of certain products, which incorporate the technology covered by the licensed patents. Royalties under the license agreement vary based upon the geographical territory where the product is sold. No sales have been made under the terms of this license agreement through December 31, 2008.

In December 2006, we amended a license agreement with third parties, pursuant to which we have been granted a limited, non-exclusive license to certain lateral flow technology patents held by such parties. The amendment provided for the renewal of our license to certain lateral flow patents held by these parties, the expansion of these patents to future product applications to be developed by us, and the settlement of prior royalty obligations arising prior to the amendment date. It required us to pay the third parties a one-time non-refundable fee of $1,750,000. We allocated the $1,750,000 fee based upon the relative fair values of the items contained in the agreement. Accordingly, at December 31, 2006, we capitalized $1,000,000 as patent and product rights and are amortizing this amount to cost of products sold through December 2011. Of the remaining $750,000, we recognized $400,000 as acquired in-process technology in our 2006 statement of operations as such amount was allocated to royalties for future product applications that will require additional research and development efforts and regulatory approvals. The remaining $350,000 was recorded as a reduction of the accrued prior royalty obligations, which resulted in the reversal of $738,983 of royalty expense during 2006. The $1,750,000 fee was paid in 2007.

6.	ACCRUED EXPENSES AND OTHER:

	December 31,
	2008	2007
Payroll and related benefits	$3,513,124	$3,771,489
Royalties	2,481,466	2,485,869
Deferred revenue	1,951,921	2,841,640
Professional fees	472,969	1,371,850
Advertising	365,313	288,020
Clinical research obligations	348,459	191,903
Other	1,662,703	1,044,939

	$10,795,955	$11,995,710

Deferred revenue includes customer prepayments of $1,824,721 and $2,726,440 at December 31, 2008 and 2007, respectively.

7.	LONG-TERM DEBT:

	December 31,
	2008	2007
Note payable to bank, principal and interest payable monthly at 4.15% through June 2011, at which time the remaining unpaid principal balance is payable, secured by a first priority security interest in all of our assets.	$8,791,679	$9,250,012
Note payable to Pennsylvania Industrial Development Authority, interest at 2% monthly installments of principal and interest of $4,893 through March 2010, secured by a second lien on one of our buildings.	67,658	124,408

	8,859,337	9,374,420
Less current portion	(557,897)	(556,751)

	$8,301,440	$8,817,669

At December 31, 2008, we had in place a $14,000,000 credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) which is comprised of a $10,000,000 facility advance and a $4,000,000 revolving working capital line of credit. At our option, interest on the facility advance is payable monthly at either a fixed rate equal to the five-year U.S. Treasury Note rate plus 1.03% to 1.73%, or a variable rate equal to the 30, 180, or 360-day London Interbank Offered Rate (“LIBOR”), plus 0.55% to 1.25%. In each case, the interest rate is determined at the date of the advance and is based upon the amount of cash and cash equivalents we invest and retain at Comerica Securities, Inc. We also can choose the fixed rate option, without penalty, at the expiration of a previously elected LIBOR period. Principal is repayable in periodic installments, based upon the rate option that we elect, with the remaining balance of unpaid principal due on June 27, 2011. In January 2008, we elected to fix the interest rate on the facilities advance at 4.15% until its maturity in June 2011, with principal and interest payable on a monthly basis. As of December 31, 2008, we had $8,791,679 in outstanding borrowings under the facility advance and we had no outstanding borrowings under the $4,000,000 revolving working capital line of credit.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. Borrowings under the revolving working capital line of credit are limited to commercially standard percentages of accounts receivable. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants at December 31, 2008. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

Long-term debt maturities as of December 31, 2008 are as follows:

2009	$557,897
2010	509,761
2011	7,791,679

$8,859,337

8.	INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current
Federal	$9,590	$137,520	$251,074
State	212,494	369,977	429,085

	222,084	507,497	680,159

Deferred
Federal	(3,200,853)	1,417,925	2,976,992
State	(472,064)	(104,086)	136,753

	(3,672,917)	1,313,839	3,113,745
Valuation allowance	25,978,167	—	—

	22,305,250	1,313,839	3,113,745

Total provision	$22,527,334	$1,821,336	$3,793,904

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	4.1	4.1
Nondeductible expenses and other	(3.4)	11.0	3.8
Research and development credits	6.1	(6.7)	—
Change in valuation allowance, federal and state	(297.0)	—	—

Effective tax rate	(257.5)%	42.4%	41.9%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our net deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$17,006,767	$15,458,795
Inventory	1,424,523	1,776,780
Capitalized research and development costs	1,445,495	449,572
Accruals and reserves currently not deductible	657,761	411,328
Patent costs	1,193,265	896,212
Depreciation and amortization	(451,061)	37,750
Stock-based compensation	3,240,047	2,451,303
Research and development tax credit carryforward	827,689	289,106
Alternative minimum tax credit carryforwards	633,681	555,719

Net deferred tax asset	25,978,167	22,326,565
Valuation allowance	(25,978,167)	—

Net deferred tax asset	$—	$22,326,565

In assessing the realizability of our net deferred tax asset, we follow the guidance contained within SFAS No. 109, “Accounting for Income Taxes,” which requires deferred income tax assets to be reduced by a valuation allowance, if after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss (“NOL”) carryforwards. At December 31, 2007, we concluded that it was more likely than not that we would generate sufficient taxable income in future years to recognize our deferred tax assets.

During the second quarter of 2008, we began to incur quarterly pre-tax losses, which continued through the end of 2008, as global economic conditions worsened and our research and development expenses continued to increase. For the year ended December 31, 2008, we recorded a pre-tax loss of $8,747,968. On a quarterly basis, we evaluate our ability to realize the benefits associated with our net deferred tax asset in order to determine if any valuation allowance is required. Pursuant to SFAS No. 109, a cumulative three-year pre-tax loss is a significant piece of negative evidence in considering whether net deferred tax assets are realizable. Based upon our pre-tax loss in 2008, our expectation of a pre-tax loss in 2009 and the continued volatility and uncertainty in the global economy, we concluded that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. Accordingly, we recorded a charge of $25,978,167 in order to establish a full valuation allowance against our net deferred tax assets as of December 31, 2008.

Our federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2011	$5,765,731
2017-2021	30,428,371
2022-2028	13,330,221

$49,524,323

The Tax Reform Act of 1986 contains provisions that limit the annual amount of NOLs available to be used in any given year in the event of a significant change in ownership. On September 29, 2000, two separate companies, STC Technologies, Inc. and Epitope, Inc., merged to form our Company. A significant change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred in connection with this merger. As such, the utilization of NOLs generated prior to September 29, 2000 is limited to approximately $13,700,000 per year. We do not believe that this limitation will have a material adverse impact on the utilization of our NOL carryforwards in future years.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 effective January 1, 2007, and pursuant to its provisions, decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, we recognized a $58,183 net increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

We had gross unrecognized tax benefits of $2,184,370 and $2,370,526 as of December 31, 2008 and 2007, respectively, which if recognized, $2,151,345 and $2,292,624, respectively, would result in a reduction to our effective tax rate. Interest and penalties were immaterial at December 31, 2008 and 2007. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended December 31, 2000 through 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$2,370,526	$2,370,300
Additions based on tax positions related to the current period	46,836	40,000
Additions for tax positions of prior periods	28,021	60,226
Reductions for tax positions of prior periods	(105,729)	(100,000)
Settlements	(155,284)	—

Balance at December 31	$2,184,370	$2,370,526

9.	STOCKHOLDERS’ EQUITY:

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

In May 2008, the plan was amended to increase the number of authorized shares available for grant by 2,500,000 shares. As of December 31, 2008, 3,732,346 shares were available for future grants under the 2000 Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
Black-Scholes Option Valuation Assumptions	2008	2007	2006
Risk-free interest rate(1)	2.50%	4.79%	4.53%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	46%	49%	56%
Expected life of stock options (in years)(3)	4	4	5

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Expected stock price volatility is based upon historical experience.
(3)	Expected life of stock options is based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.84, $3.62 and $4.85, respectively.

Amounts recognized in the financial statements related to stock options were as follows:

	Year Ended December 31,
	2008	2007
Total compensation cost during the year	$2,103,259	$2,953,307
Amounts capitalized into inventory during the year	(142,965)	(303,472)
Amounts recognized in cost of products sold for amounts previously capitalized	229,860	280,283

Amounts charged against income, before income tax benefit	$2,190,154	$2,930,118

Amount of related income tax benefit	$—	$802,300

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the years ended December 31, 2008, 2007 and 2006 was $31,037, $1,284,319, and $332,261, respectively.

The following table summarizes the stock option activity under the 2000 Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	4,216,785	$7.08
Granted	801,900	9.22
Exercised	(85,013)	5.38
Forfeited	(145,254)	7.99

Outstanding on December 31, 2006	4,788,418	7.44
Granted	519,566	8.37
Exercised	(481,647)	6.43
Forfeited	(99,796)	8.22

Outstanding on December 31, 2007	4,726,541	7.63
Granted	604,049	7.27
Exercised	(14,786)	6.26
Forfeited	(185,097)	7.86

Outstanding on December 31, 2008	5,130,707	$7.58	6.11	$112,038

Vested or expected to vest as of December 31, 2008	4,973,507	$7.58	6.11	$108,605

Exercisable on December 31, 2008	4,318,302	$7.54	5.65	$112,038

As of December 31, 2008, there was $2,297,037 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 1.6 years.

Net cash proceeds from the exercise of stock options were $92,517, $3,100,037 and $457,334 for the years ended December 31, 2008, 2007 and 2006, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining life, in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.80–$5.60	822,403	9.51	$4.76	701,350	$4.81
$5.76–$6.96	855,696	3.68	6.51	853,196	6.51
$6.98–$7.77	806,850	4.22	7.53	766,849	7.53
$7.90–$8.18	501,483	8.49	8.05	185,061	8.04
$8.20	590,735	5.04	8.20	590,735	8.20
$8.28–$8.97	619,665	7.27	8.48	442,879	8.51
$9.04–$9.56	583,915	6.88	9.40	436,399	9.43
$9.78–$12.23	344,960	3.47	10.59	336,833	10.59
$12.69	5,000	2.68	12.69	5,000	12.69

	5,130,707	6.11	$7.58	4,318,302	$7.54

The 2000 Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers. Generally, these shares are nontransferable and are subject to three-year vesting requirements or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $3,352,876, $2,877,463 and $1,969,178 related to restricted shares was recognized during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes restricted stock award activity under the 2000 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2006	606,445	$6.90
Granted	465,313	9.16
Vested	(199,633)	6.99
Forfeited	(65,071)	7.56

Issued and unvested, December 31, 2006	807,054	8.13
Granted	348,655	8.29
Vested	(258,093)	7.91
Forfeited	(14,655)	8.10

Issued and unvested, December 31, 2007	882,961	8.24
Granted	418,565	7.83
Vested	(393,551)	8.08
Forfeited	(76,487)	8.31

Issued and unvested, December 31, 2008	831,488	$8.11

Issued and expected to vest, December 31, 2008	831,488	$8.11

As of December 31, 2008, there was $4,323,317 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.7 years.

In connection with the vesting of restricted shares during the years ended December 31, 2008, 2007 and 2006, we purchased and immediately retired 135,432, 90,446 and 65,519 shares with aggregate values of $995,367, $785,908 and $631,509, respectively, in satisfaction of minimum tax withholding obligations.

SFAS No. 123R addresses accounting for awards issued as part of share-based payment arrangements in exchange for employee services. Certain of our share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires that vested stock options held by certain nonemployee consultants be accounted for as liability-classified awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $109,080 was reclassified from equity to other liabilities as of January 1, 2006 upon the adoption of SFAS No. 123R. An additional $121,579 was reclassified for options that vested during 2006. The fair value of these awards is remeasured at each financial reporting date until the awards are settled or expire. During 2007, $51,500 was reclassified from a liability to equity upon the settlement of 20,000 options. No options held by nonemployees were settled in 2008. As of December 31, 2008 and 2007, $11,985 and $149,317, respectively, was included in other liabilities for stock options to acquire 63,000 shares of common stock which remain unexercised. For the years ended December 31, 2008, 2007 and 2006, the mark-to-market adjustment recorded as a reduction of compensation costs in the statements of operations was $137,332, $27,608 and $2,183, respectively.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000,000 of our outstanding common shares. During the year ended December 31, 2008, we purchased and retired 1,147,730 shares of common stock at an average price of $4.46 per share.

10.	COMMITMENTS AND CONTINGENCIES:

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

2009	$500,000
2010	500,000
2011	500,000
2012	500,000
2013	500,000
Thereafter	2,291,667

$4,791,667

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

License Agreement

In August 2005, we entered into a license agreement with third parties, pursuant to which we have been granted a limited, personal, non-transferable, non-exclusive license related to certain HCV patents held by such parties. Under the terms of the HCV license agreement, we are also obligated to pay royalties based on our net sales of certain products which incorporate the technology covered by the licensed patents. Royalties under the license agreement vary based upon the geographical territory where the product is sold. No minimum payments are required under this agreement in 2009 or thereafter. We may, however, be required to pay additional license fees of up to $4,500,000, upon the achievement of specific development and/or commercial milestones.

Leases

We lease office and warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are $71,356 for 2009.

Rent expense for 2008, 2007 and 2006 was $184,128, $186,714, and $624,479, respectively.

Purchase Commitments

As of December 31, 2008, we had outstanding non-cancelable purchase commitments in the amount of $3,098,586 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, extending through 2010, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments of $1,901,875 and $879,375 in 2009 and 2010, respectively.

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

On October 10, 2008, the plaintiffs filed a motion for summary judgment of infringement in this case, pursuant to a schedule previously established by the Court. We have filed our response to this motion and briefing is now complete.

We believe that none of our products, including the OraQuick ADVANCE® HIV test, infringe the patent asserted in this lawsuit or any other party’s intellectual property rights. We also believe that the patent asserted in this matter is invalid or unenforceable, and we intend to defend this lawsuit vigorously. We are unable at this time to determine the impact, if any, that this lawsuit may have on our business or prospects.

11.	RETIREMENT PLANS:

Substantially all of our employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4,000 per year. Contributions to the 401(k) Plan, net of forfeitures, were $579,592, $477,390, and $397,970 in 2008, 2007, and 2006, respectively.

12.	OTHER INCOME:

On January 11, 2008, we entered into a settlement and license agreement with Schering-Plough Healthcare Products, Inc. (“Schering”) to resolve our patent infringement litigation against Schering. Under the terms of the agreement, Schering was required to make a payment of $4,883,714 to us. This payment was received during the first quarter of 2008 and recorded in other income.

In January 2007, we sold our shares in a privately-held nonaffiliated company that had a carrying value of $337,252 and we received $1,765,943 for our ownership interest. Accordingly, in 2007, we recorded a $1,428,691 pre-tax gain on the sale of this investment in other income.

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

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	2008	2007	2006
United States	$57,391	$64,587	$56,780
Europe	7,746	9,618	9,521
Other regions	5,967	8,481	1,854

	$71,104	$82,686	$68,155

14.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2008 and 2007. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (all amounts in thousands, except per share amounts).

	2008 Results
	Three months ended				Year ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$18,089	$18,946	$16,860	$17,209	$71,104
Costs and expenses	21,100	22,754	20,200	23,381	87,435

Operating loss	(3,011)	(3,808)	(3,340)	(6,172)	(16,331)
Other income, net	5,745	744	587	507	7,583

Income (loss) before income taxes	2,734	(3,064)	(2,753)	(5,665)	(8,748)
Income tax provision (benefit)	732	(820)	(991)	23,606	22,527

Net income (loss)	$2,002	$(2,244)	$(1,762)	$(29,271)	$(31,275)

Earnings (loss) per share(1)
Basic	$0.04	$(0.05)	$(0.04)	$(0.64)	$(0.67)

Diluted	$0.04	$(0.05)	$(0.04)	$(0.64)	$(0.67)

	2008 Results
	Three months ended				Year ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$20,109	$21,352	$21,415	$19,810	$82,686
Costs and expenses	19,513	20,768	22,373	21,251	83,905

Operating income (loss)	596	584	(958)	(1,441)	(1,219)
Other income, net	2,389	970	1,086	1,068	5,513

Income (loss) before income taxes	2,985	1,554	128	(373)	4,294
Income tax provision (benefit)	1,499	599	124	(401)	1,821

Net income	$1,486	$955	$4	$28	$2,473

Earnings per share
Basic	$0.03	$0.02	$—	$—	$0.05

Diluted	$0.03	$0.02	$—	$—	$0.05

(1)	The summation of the quarterly amounts may not equal the year-end amounts due to the use of weighted-average shares for each period.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.3	Certificate of Designation of Series A Preferred Stock of OraSure Technologies (filed as Exhibit A to the Rights Agreement referred to in Exhibit 4.1).

3.2	Bylaws of OraSure Technologies, amended and restated as of August 19, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

4.1	Rights Agreement, dated as of May 6, 2000, between OraSure Technologies, Inc. and ChaseMellon Shareholder Service, L.L.C. (now called BNY Mellon Shareowner Services), as Rights Agent, is incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 8, 2000.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.5	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.6	Employment Agreement, dated September 23, 2005, between OraSure Technologies, Inc. and Stephen R. Lee, Ph.D., is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed September 28, 2005.*

10.7	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.8	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and P. Michael Formica, is incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and P. Michael Formica, is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.10	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit Number	Exhibit

10.11	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.12	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.13	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.14	Description of Nonemployee Director Compensation Policy, as amended as of February 1, 2007, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.15	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.16	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.17	OraSure Technologies, Inc. 2000 Stock Award Plan, as amended and restated effective as of May 13, 2008, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 19, 2008.*

10.18	Form of Restricted Share Grant Agreement (Officers and Employees) is incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.19	Form of Restricted Share Grant Agreement (Non-Employee Directors).*

10.20	Incentive Stock Option General Terms and Conditions (Officers and Employees) is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.21	Nonqualified Stock Option Award General Terms and Conditions (Officers and Employees) is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.22	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.23	Description of the OraSure Technologies, Inc. 2009 Self-Funding Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2009.*

10.24	Description of the OraSure Technologies, Inc. 2008 Self-Funding Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 25, 2008.*

10.25	Description of the OraSure Technologies, Inc. 2009 Stock Award Guidelines is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2009.*

10.26	Description of the OraSure Technologies, Inc. 2008 Stock Award Guidelines is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 25, 2008.*

Exhibit Number	Exhibit

10.27	Loan and Security Agreement, dated as of September 10, 2002, between Comerica Bank—California and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.28	First Amendment to Loan and Security Agreement, dated as of May 23, 2003, between OraSure Technologies, Inc. and Comerica Bank—California, is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.29	Second Amendment to Loan and Security Agreement, dated as of September 12, 2003, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 17, 2003.

10.30	Third Amendment to Loan and Security Agreement, dated as of April 21, 2005, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 27, 2005.

10.31	Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2006, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 30, 2006.

10.32	Fifth Amendment to Loan and Security Agreement, dated as of June 28, 2007, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed July 5, 2007.

10.33	Supply and Distribution Agreement, dated as of February 11, 2005, between Abbott Laboratories and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.**

10.34	Amendment No. 1 to Supply and Distribution Agreement, dated as of July 21, 2005, between Abbott Laboratories and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.**

10.35	Termination and Transition Agreement, dated as of October 31, 2008, between Abbott Laboratories and OraSure Technologies, Inc.**

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit were omitted pursuant to an application for confidential treatment and filed separately with the Securities and Exchange Commission.