Form 10-K
period 2010-12-31
ORASURE TECHNOLOGIES INC
filed 2011-03-10
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010): $209,793,347

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 7, 2011: 46,626,324 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell other medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products is sold in the over-the-counter (“OTC”) or consumer retail markets in North America, Europe, Central and South America, and Australia.

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

Products

The following is a summary of our principal products and their regulatory and commercial status:

Product	Description	Regulatory Status	Commercial Status
OraQuick ADVANCE® HIV-1/2	A rapid, point-of-care qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read in approximately 20 minutes.

Premarket approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) for use with oral fluid, finger-stick and venous whole blood, and plasma.

CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.

Marketed Marketed

		CE mark (European Union) approved. Also registered in various other countries.	Marketed

OraQuick® HIV-1/2 OTC	A rapid, point-of-care qualitative oral fluid HIV-1/2 test intended to be sold in various OTC markets.	FDA granted an IDE (Investigation Device Exemption) allowing final clinical phase to begin.	Not Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved by FDA for use with venous whole blood and finger-stick whole blood specimens. Clinical program for oral fluid claim remains pending.	Marketed
Not Marketed

		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraSure QuickFlu™ Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash. CLIA waiver application pending with FDA.	Marketed Not Marketed

OraSure®	Oral fluid collection device for the detection of antibodies to HIV-1 in an oral fluid sample in a laboratory setting.	PMA approved by FDA for use in detecting antibodies to HIV-1.	Marketed
		FDA 510(k) cleared for use in detecting cocaine and cotinine (an indicator of nicotine) in oral fluid.	Marketed

		CE marked and registered in various countries.	Marketed

Intercept®	Oral fluid collection device for oral fluid drugs of abuse (“DOA”) testing in a laboratory setting.	Collection device—FDA 510(k) cleared.	Marketed

Product	Description	Regulatory Status	Commercial Status
MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays—FDA 510(k) cleared. Intercept® device and various assays CE marked and registered in certain countries.	Marketed Marketed

Homogeneous DOA Assays	Homogeneous fully-automated oral fluid DOA assays jointly developed with Roche Diagnostics for use on oral fluid samples collected with Intercept® device.	FDA 510(k) cleared for PCP, opiates, cocaine and methamphetamines. 510(k) application for amphetamines is pending with FDA. Clinical studies for marijuana and barbiturates underway.	Not Marketed

Cryosurgical Systems—Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	Nine indications—FDA 510(k) cleared. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems—OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.	FDA 510(k) cleared for common and plantar warts. Registered in Canada for warts and skin tags.	Marketed
Not Marketed

		CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names.	Marketed

		CE marked for skin tags.	Not Marketed

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

OraQuick® Rapid HIV Test

OraQuick® is our rapid test platform designed to test oral fluid, whole blood (i.e., both finger-stick and venous), plasma and serum samples for the presence of various antibodies or analytes. The device uses a porous flat pad to collect an oral fluid specimen. After collection, the pad is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. When blood, plasma or serum is to be tested, a loop collection device is used to collect a drop of the specimen and mix it in the developer solution, after which the collection pad is inserted into the solution and allowed to develop. In all cases, the specimen and developer solution then flow through the testing device where test results are observable in approximately 20 minutes. The OraQuick® device is a screening test and generally requires a confirmation test where an initial positive result is obtained.

We initially commercialized this technology in the form of our OraQuick® rapid HIV-1/2 antibody test. This is a rapid, point-of-care test which has received FDA approval for the detection of antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick whole blood, venous whole blood and plasma. This test is available for use by laboratories located in the United States certified under the Clinical Laboratory Improvements Amendment of 1988, or CLIA, to perform moderately complex tests. We have also received a CLIA waiver for use of the OraQuick ADVANCE® test with oral fluid and finger-stick and venous whole blood. As a result, the test can be used by numerous additional sites in the United States not certified under CLIA to perform moderately complex tests, such as outreach clinics, community-based organizations and physicians’ offices.

On the international front, we have obtained a CE mark for our OraQuick ADVANCE® test so that we can sell this product in Europe and other countries accepting the CE mark for commercialization. We have distributors in place for certain countries and are seeking to increase awareness and expand our distribution network for this product throughout the world.

We believe that the OraQuick ADVANCE® device, because it is approved for detecting antibodies to both HIV-1 and HIV-2 in finger-stick and venous whole blood, oral fluid and plasma samples, provides a significant competitive advantage in the market for rapid HIV testing in the United States and elsewhere.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. Like the OraQuick® HIV test, this product is a qualitative test that can detect antibodies to the Hepatitis C virus, or HCV, in oral fluid and other sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick® HIV test.

We have received FDA approval for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first rapid HCV test approved by the FDA for use in the United States. We intend to apply for a CLIA waiver for this product in the near future. Our clinical program for an oral fluid claim for this product is still underway, although our FDA filing has been delayed pending the completion of additional testing and further discussions with the agency. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and was made available for sale in Europe in 2010.

We have entered into agreements with Merck & Co. Inc. (“Merck,” formerly Schering-Plough) to collaborate on the development and promotion of our OraQuick® HCV test. Under the terms of these agreements, we have been and may in the future be reimbursed by Merck for a portion of our costs to develop the test and obtain regulatory approvals. In addition, Merck will provide detailing and other promotional support for the test in the physicians’ office market in the United States and internationally.

OraSure QuickFlu™ Rapid Flu A&B Test

The OraSure QuickFlu™ rapid flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as ten minutes.

The OraSure QuickFlu™ test is intended to be used as an aid in the rapid differential diagnosis of influenza and covers a broad range of influenza subtypes, including 2009 H1N1, with proven clinical detection spanning three flu seasons from 2007 through 2009. The test is highly accurate across all specimen types based on standard culture confirmation with demonstrated sensitivity for influenza Type A at 90% or greater. Additionally, in clinical studies a significant number of culture negative samples that were tested positive with the OraSure QuickFlu™ product were determined to be true positives by PCR (polymerase chain reaction) testing.

This product is manufactured for us under an agreement with Princeton BioMeditech Corporation. An application for a CLIA waiver for this test is pending with the FDA. The OraSure QuickFlu™ test is currently available for sale in the U.S.

OraSure® Collection Device

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

The OraSure® collection device is FDA approved for use in the detection of HIV-1 antibodies and 510(k) cleared for the detection of cocaine and cotinine in oral fluid specimens. In addition, we have received a CE mark for the OraSure® device and our cocaine and cotinine assays, all of which are sold through distributors in Canada, the United Kingdom, Mexico and certain other foreign countries.

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

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® device is sold by us under the name Intercept®, and is used to collect OMT for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs of abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”)), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

We have received a CE mark for the Intercept® device and our oral fluid assays and distribute these products in Canada, the United Kingdom and Mexico.

We believe that the Intercept® device has several advantages over competing urine and other drugs-of-abuse testing products, including its lower total testing cost, its non-invasive nature, mobility and accuracy, the ease of maintaining a chain-of-custody, the treatment of test subjects with greater dignity, no requirement for specially-prepared collection facilities and difficulty of sample adulteration. The availability of an oral fluid test is intended to allow our customers to test for drug impairment and eliminate scheduling costs and inconvenience, thereby streamlining the testing process.

In an effort to expand our Intercept® product line and meet the needs of our laboratory customers, we have jointly developed with Roche Diagnostics a series of homogeneous fully-automated oral fluid drugs of abuse assays. These assays use Roche’s KIMs (kinetic interaction of micro-particles in solution) technology and will run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved by our laboratory customers with urine-based drug tests. FDA 510(k) clearance has been received for assays to detect PCP, opiates, cocaine and methamphetamines and a 510(k) application for amphetamines is currently pending before the FDA. Clinical studies for THC and barbiturate assays are in process, and the parties are continuing to develop several other assays pursuant to their joint development agreement.

The high-throughput assays will be distributed in the U.S. and internationally by OraSure and Roche pursuant to a commercialization agreement between the parties. We expect the initial U.S. commercial launch of the assays to occur later in 2011.

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

We have also received FDA 510(k) clearance to market and sell a cryosurgical product similar to the Histofreezer® product in the OTC or retail market for the removal of common and plantar warts only. In 2009, we began directly selling our cryosurgical wart product in the U.S. OTC market under a new national brand called Freeze ‘n Clear Skin Clinic™. However, due to the limited revenues derived from this product, competing priorities and limited corporate funding, we decided to stop selling this product in the U.S. at the end of 2010.

Internationally, we distribute an OTC cryosurgical product through our distributor Genomma Labs, under the POINTTS tradename, in Mexico and a number of South and Central American countries. We also distribute a CE marked cryosurgical wart removal product into the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser (successor to SSL International) (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. We intend to sell OTC cryosurgical products for the treatment of both warts and skin tags to retailers in Canada on a private label basis beginning in 2011.

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

AUTO-LYTE® tests are sold in the form of bottles of liquid reagents. These reagents are run on commercially available laboratory-based automated analytical instruments, which are manufactured by a variety of third parties. AUTO-LYTE® is typically used in high volume, automated, commercial reference insurance laboratories to detect certain drugs or chemicals in urine. Test results are produced quickly, allowing for high throughput. Our AUTO-LYTE® tests continue to face strong competition from cheaper “home-brew” tests developed internally by our laboratory customers. As a result, we may eventually stop selling our AUTO-LYTE® tests.

Western blot HIV-1 Confirmatory Test

We sell an oral fluid Western blot HIV-1 confirmatory test that received premarket approval from the FDA in 1996. This test uses the original specimen collected with the OraSure® oral fluid collection device to confirm positive results of initial oral fluid HIV-1 EIA screening tests.

Q.E.D.® Saliva Alcohol Test

Our Q.E.D.® saliva alcohol test is a point-of-care test device that is a cost-effective alternative to breath or blood alcohol testing. The test is a quantitative, saliva-based method for the detection of ethanol, has been cleared for sale by the FDA and has received a CLIA waiver. The U.S. Department of Transportation (“DOT”) has also approved the test.

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

We are currently devoting significant resources to obtaining FDA approval to sell our OraQuick® HIV-1/2 test in the United States OTC market. We have developed an information and referral system and product packaging and labeling suitable for the OTC market. In late 2010, we received an investigational device exemption (“IDE”) from the FDA which allowed us to commence the final phase of clinical testing for this product. This final phase consists of an unobserved user study that is designed to assess an individual’s ability to conduct self-testing of an oral fluid sample collected with the investigational OTC version of the test in an unsupervised setting. We expect this clinical phase to continue during 2011, and we intend to submit an application for FDA approval after the study is completed.

Several other new products using the OraQuick® technology platform are in varying stages of development. These include a second generation OraQuick® HIV-1/2 antibody test, which we believe will provide improved performance compared to our current product, along with assays for certain other infectious diseases.

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

In 2004, the Substance Abuse and Mental Health Services Administration (“SAMHSA”) issued proposed regulations for oral fluid drug testing for federal workers. Although these proposed regulations were withdrawn, we believe that SAMHSA, through its Drug Testing Advisory Board, may attempt to promulgate new regulations that will include oral fluid as an approved testing matrix for federally-regulated workers. If and when issued in final form, these regulations may require certain modifications to our Intercept® product in order to permit its use by federal workers. As a result, we are developing modifications to the Intercept® collection device that we anticipate will be required by these regulations or otherwise desired by our customers. This new version of our Intercept® device is also expected eventually to be used with the high-throughput drug assays jointly developed with Roche Diagnostics.

Research and Development

In 2010, our research and development activities focused primarily on clinical and regulatory activities related to obtaining PMA approval for our OraQuick® HCV test, planning and implementation of the final phase of clinical testing for FDA approval of an OraQuick® HIV OTC test, development of next generation versions of our OraQuick® HIV and Intercept® products and assessing initial feasibility of certain other products.

From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $13.2 million in 2010, $13.4 million in 2009 and $20.3 million in 2008. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Revenues attributable to customers in the United States were $63.5 million, $62.2 million and $57.4 million in 2010, 2009 and 2008, respectively. Revenues attributable to international customers amounted to $11.5 million, $14.8 million and $13.7 million, or 15%, 19% and 19% of our total revenues, in 2010, 2009 and 2008, respectively.

Infectious Disease Testing

We market the OraQuick ADVANCE® rapid HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations, that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician market. Beginning in 2011, we have engaged two manufacturers’ representative organizations to assist in sales to U.S. physicians.

Internationally, we distribute our OraQuick® HIV test in Europe and other foreign countries. We expect to increase the number of countries where this product is sold as we find new distributors and complete registrations in additional countries.

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

In June 2010, we received FDA approval of our OraQuick® HCV test for use with venous whole blood specimens, and in February 2011 we received FDA approval of a finger-stick whole blood claim for this product. We intend to apply for a CLIA waiver for this product in the near future. Based on the FDA approvals received to date, our OraQuick® HCV test is currently sold primarily in the U.S. hospital market. Receipt of a CLIA waiver will enable us to expand sales of this product into the U.S. public health and physician office markets. In late 2009, we received CE mark approval for this test for use with oral fluid, finger-stick whole blood, venous whole blood, serum and plasma samples and began selling this product in 2010 through distributors in Europe and other countries.

We previously entered into agreements with Merck to collaborate on the development and promotion of our OraQuick® HCV test. Under the terms of these agreements, we have been and in the future may be reimbursed by Merck for a portion of our costs to develop the test and obtain regulatory approvals. Merck will also provide detailing and other promotional support for the test in the physicians’ office market in the United States and internationally.

In January 2011, we obtained distribution rights to an FDA 510(k) cleared rapid flu A&B test. This product is being supplied to us by Princeton BioMeditech Corporation and will be sold under our proprietary OraSure QuickFlu™ tradename. Under our agreement with Princeton BioMeditech, we will sell this product into the U.S. hospital and public health markets. An application for a CLIA waiver for this test is currently pending with the FDA.

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

The criminal justice market in the United States for our substance abuse testing products consists of a wide variety of entities in the criminal justice system that require drug screening, such as pre-trial services, parole and probation officers, police forces, drug courts, prisons, drug treatment programs and community/family service programs. The forensic toxicology market consists of several hundred laboratories including federal, state and county crime laboratories, medical examiner laboratories and reference laboratories.

As discussed above, the FDA has issued 510(k) clearances for the use of fully-automated high-throughput oral fluid assays for the detection of PCP, opiates, cocaine and methamphetamines with oral fluid samples collected with our Intercept® device. An application for 510(k) clearance of an assay for detection of amphetamines is pending before the FDA, and the clinical studies for marijuana and barbiturates are underway. We expect to begin selling the cleared assays as part of our Intercept® drug testing system into the workplace, criminal justice, hospital and government markets in collaboration with Roche Diagnostics later in 2011.

We distribute our Q.E.D.® saliva alcohol test primarily through various distributors in the United States and internationally. The markets for alcohol testing are relatively small and fragmented with a broad range of legal and procedural barriers to entry. Markets range from law enforcement testing to workplace testing of employees in safety sensitive occupations. Typical usage situations include pre-employment, random, post-accident, reasonable-cause and return-to-duty testing.

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson HBOC, Physicians Sales & Service, AmerisourceBergen Corporation, and Henry Schein. We have entered into agreements with two manufacturers’ representative organizations under which a contract salesforce is helping our U.S. distributors promote and sell Histofreezer®. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

We distribute cryosurgical wart removal products in the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma Labs. In early 2009, we re-launched our OTC cryosurgical wart product in the U.S. under our own proprietary national brand called Freeze ‘n Clear Skin Clinic™. However, due to limited revenues derived from this product, competing priorities and limited corporate funding, we decided to stop selling our OTC product in the U.S. at the end of 2010. Beginning in 2011, we intend to begin selling OTC cryosurgical products for the removal of warts and skin tags under private label arrangements with retailers in Canada.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and the OraSure® and Intercept® oral fluid collection devices accounted for total revenues of $40.1 million, $11.9 million and $11.2 million in 2010, $43.8 million, $10.9 million and $12.5 million in 2009 and $35.3 million, $10.7 million and $13.4 million in 2008, respectively.

We had no individual customers who accounted for more than 10% of our total revenues in 2010.

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

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® HCV test, OraSure® and Intercept® collection devices, Western blot HIV-1 confirmatory test, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facility. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We can purchase the HIV antigen and the nitrocellulose used in the OraQuick® test, the HCV antigen used in the OraQuick® HCV test and the antigen used in the Western blot HIV-1 confirmatory test only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens or nitrocellulose used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete and could disrupt our ability to manufacture and sell the affected products.

Our MICROPLATE and AUTO-LYTE assays require the production of highly specific and sensitive antibodies corresponding to the antigen of interest. Substantially all our antibody requirements are provided by contract suppliers. We believe that we have adequate reserves of antibody supplies and that we have access to sufficient raw materials for these products.

Our OraSure QuickFlu™ test is manufactured and supplied by a third party, Princeton BioMeditech.

The Histofreezer® product sold in the U.S. is assembled by U.S. vendors and the Histofreezer® product sold internationally is assembled in The Netherlands by Koninklijke, Utermöhlen, N.V. (“Utermöhlen”), the company from which we acquired the product in 1998. The cryosurgical wart removal products distributed in OTC markets are also assembled by vendors located in the United States. We believe that additional suppliers of all of our cryosurgical products are available on terms no less favorable than the terms of our existing supply agreements in the event that our current suppliers would be unable or unwilling to continue manufacturing these products.

Employees

As of December 31, 2010, we had 231 full-time employees, including 65 in sales, marketing and client services; 17 in research and development; 107 in operations, manufacturing, quality control, information systems, purchasing and shipping; 19 in regulatory affairs; and 23 in administration and finance. This compares to 280 employees as of December 31, 2009. Our employees are not currently represented by a collective bargaining agreement.

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

Competition in the HIV testing market is intense and is expected to increase. We believe that the principal competition will continue to come from existing laboratory-based blood tests, point-of-care rapid blood tests, laboratory-based urine assays or other oral fluid-based tests that may be developed. Our competitors include specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies. Significant competitors for our OraQuick ADVANCE® rapid HIV-1/2 test, such as the Ortho Diagnostics division of Johnson & Johnson, Bio-Rad Laboratories and Abbott, sell laboratory-based HIV-1/2 EIAs, and Maxim Biomedical (formerly Calypte, Inc.) sells an HIV-1 screening test for urine, in the United States. MedMira and Trinity Biotech each sell competing rapid HIV-1 blood tests, and Bio-Rad Laboratories and Alere (formerly Inverness Medical) sell competing rapid HIV-1/2 blood tests in the United States. These tests compete with our OraQuick ADVANCE® test in hospitals and other laboratory settings. In addition, Trinity Biotech and Alere have received CLIA waivers for their rapid HIV tests, and these tests compete with our OraQuick ADVANCE® test in the markets outside of the traditional hospital and laboratory settings. These companies, or others, may continue to expand the bodily fluids with which a rapid HIV test may be performed, or develop and commercialize new rapid HIV tests, which would provide further competition for our OraQuick ADVANCE® test. We believe other companies may also seek FDA approval to sell competing rapid HIV tests in the future.

Internationally, our OraQuick ADVANCE® HIV test competes against rapid HIV tests sold by a number of other entities, and often these competing tests are sold at prices substantially below the prices we charge for our OraQuick ADVANCE® test. Alere and Trinity Biotech sell rapid HIV-1/2 blood tests outside the United States and Calypte has developed a rapid oral fluid HIV test which is now being sold in certain foreign countries. Lower priced rapid HIV blood tests are also sold internationally by various third parties.

The OraQuick® HCV test competes primarily against laboratory-based HCV blood tests. Major suppliers of these competing tests are Abbott Labs, Seimens, Ortho-Clinical Diagnostics, Roche and Bio-Rad. In non-U.S. countries outside of Europe, we expect that our OraQuick® HCV test will compete against other rapid HCV blood tests in addition to the laboratory-based tests.

The OraSure QuickFlu™ test will compete primarily against other rapid flu tests sold by various third parties into the U.S. hospital and public health markets. The principal suppliers of these competing tests include Quidel and Alere.

The Intercept® drug testing system competes with laboratory-based drug testing products and services using testing matrices such as urine, hair, sweat and oral fluid. Major competitors include Ansys Technologies, Dade Behring, Psychemedics and Immunalysis.

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

Our MICRO-PLATE drugs-of-abuse reagents sold in the forensic toxicology market are targeted to forensic testing laboratories where sensitivity, automation and “system solutions” are important. In the past, these laboratories have typically had to rely on radioimmunoassay test methods to provide an adequate level of sensitivity. Radioimmunoassays require radioactive materials, which have a short shelf-life and disposal problems. Our MICRO-PLATE tests meet the laboratories’ sensitivity needs, run on automated equipment, are not radioimmunoassays, and are offered to the laboratory as a complete system solution of reagents, instrumentation and software to meet the specific needs of each customer. We compete with both homogeneous and heterogeneous tests manufactured by many companies. Significant competitors in the market for these assays include Thermo Scientific (formerly Microgenics, Inc.), Roche Diagnostics and Immunalysis.

Sales of our AUTO-LYTE® urine assays have declined substantially during the past several years, primarily due to competition from “home-brew” assays developed internally by our laboratory customers, which can be produced at a cost lower than the price typically paid for our products. Many of our customers no longer purchase our AUTO-LYTE® assays, and we may eventually stop selling this product line.

The Histofreezer® product’s delivery system and operating temperature, which is warmer than liquid nitrogen, provide us with the opportunity to target sales to primary care physicians, such as family practitioners, pediatricians and podiatrists. We do not generally target sales to dermatologists because they have the volume of patients required to support the capital costs associated with a liquid nitrogen delivery system, which is also used to remove warts and other benign skin lesions. Major competitors for the Histofreezer® product include Cryosurgery, Inc. in the United States and Wartner in Europe. Competition in the international OTC markets comes primarily from cryosurgical products sold by Wartner and several other firms.

Q.E.D.® has two primary competitors, Ansys Technologies and Chematics. These companies offer semi-quantitative saliva-based alcohol tests and have received DOT approval. Indirect competitors who offer breath testing equipment include Intoximeters, Dräger and CMI. Although there are lower priced tests on the market that use oral fluid or breath as a test medium, these tests are qualitative tests that are believed to be substantially lower in quality and provide fewer benefits than our Q.E.D.® test.

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

We have ten United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The patents expire from January 2013 to September 2022. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have four United States patents for our OraQuick ® platform, and we have several related patent applications pending in the United States and internationally. Three of these patents expire from March to April 2019 and the fourth in August 2027. We have obtained licenses to certain lateral flow patents and to certain

HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we use to manufacture and sell a rapid HCV test on the OraQuick® or other technology platforms. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

We may need to obtain licenses or other rights under, or enter into distribution or other business arrangements in connection with, certain other intellectual property patents in order to manufacture and sell the OraQuick ADVANCE® HIV test or other tests that use the same or similar technology platform. See Section 1A, entitled “Risk Factors,” for a further discussion of these issues.

We have four United States patents and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from July 2012 to January 2014. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu™, Q.E.D.® and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma Labs.

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

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s regulations to have an approved premarket application, or PMA), the FDA must approve a PMA before marketing can begin. PMAs must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A PMA is typically a complex submission, including the results of preclinical and clinical studies. Preparing a PMA is a detailed and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, often requiring one year or more, and may include requests for additional data and facility inspections before approval is granted, if at all.

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

We received authorization to use the CE mark for the OraQuick ADVANCE® HIV-1/2 test, the OraQuick® HCV test, the OraSure® and Intercept® collection devices, our Histofreezer® product line, and our OTC cryosurgical removal product.

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

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil monetary penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

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

We have implemented a written Policy on Interactions with Health Care Professionals, which is based on the Code of Conduct for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading trade association representing medical device manufacturers. The Policy applies to all employees and is intended to comply with applicable state and federal laws, regulations and government guidance. The Policy addresses interactions related to sales and marketing practices, research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements.

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

The process of obtaining required approvals or registrations from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals and registrations can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain approval or registration. The submission of an application to the FDA or other international regulatory authority does not guarantee that an approval or registration to market the product will be received. A regulatory authority may impose its own requirements as a condition to granting an approval or registration, may include significant restrictions or limitations as part of any approval or clearance it grants and may delay or refuse to grant approval or registration, even though a product has been approved without restrictions or limitations in another country or by another agency.

The process required for approval or registration of our new products can be lengthy and may increase the costs associated with developing those products, as well as the risk that we will not succeed in introducing or selling them in the United States or other countries. Our future performance depends on, among other things, our estimates as to when and at what cost we will receive regulatory approvals and registrations for new products.

We are conducting the final phase of clinical studies to support an application for FDA approval of our OraQuick® HIV-1/2 test for sale in the United States OTC market. Since a rapid HIV test has never before been approved by the FDA for OTC use, its approval will depend on our further discussions with the FDA and its advisory committees and our ability to successfully complete the remaining clinical work. In addition, we recently received FDA approval of our OraQuick® HCV test for use with venous whole blood and finger-stick blood specimens, and we plan to seek FDA approval for an oral fluid claim and a CLIA waiver for this product. There can be no assurance that our clinical trials will support FDA approval of an OraQuick® HIV OTC test or that we will obtain any future approvals for our OraQuick® HCV test. Failure to obtain or any delay in obtaining these approvals for either product could significantly reduce future revenues, increase our costs and adversely affect our financial performance and prospects.

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

Our Ability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. In addition, the FDA and other regulatory authorities have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and can delay or make it more difficult or complicated to obtain product approvals.

Failure to Comply With FDA or Other Regulatory Requirements May Require Us to Suspend Production of Our Products or Institute a Recall Which Could Result in Higher Costs and a Loss of Revenues.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. Our suppliers and distributors often are subject to similar regulation. These regulations impact many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA or other regulatory bodies could force us to stop manufacturing, selling or exporting our products if it concludes that we are out of compliance with applicable regulations. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing and selling such products. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

We Are Subject to Numerous Government Regulations in Addition to FDA Requirements, Which Could Increase Our Costs or Affect Our Operations.

In addition to the FDA and other regulations described previously, regulations in some states may restrict our ability to sell products in those states. While we intend to work with state legislators and regulators to remove or modify any applicable restrictions, there is no guarantee we will be successful in these efforts.

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

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Examples include the Sarbanes-Oxley Act of 2002, the requirements of the NASDAQ Global Market, The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC’s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL, and the International Financial Reporting Standards conversion requirements. Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs. These laws and regulations are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over a time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us and we may be harmed.

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Materially Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws and marketing conduct laws, including laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our existing business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Industry, Business and Strategy

Our Ability to Sell Products Could be Adversely Affected by Competition From New and Existing Diagnostic Products.

The diagnostics industry is focused on the testing of biological specimens in a laboratory or at the point of care and is highly competitive and rapidly changing. Many of our principal competitors have considerably greater financial, technical and marketing resources. As new products enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold than ours. If we fail to maintain and enhance our competitive position, our customers may decide to use products developed by competitors which could result in a loss of revenues.

We also face competition from products which are sold at a lower price. Where this occurs, customers may choose to buy lower cost products from third parties or we may be forced to sell our products at a lower price, both of which could result in a loss of revenues or a lower gross margin contribution from the sale of our products. We may also be required to increase our marketing efforts in order to compete effectively, which would increase our costs.

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

During 2010, 2009 and 2008, we incurred $13.2 million, $13.4 million and $20.3 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

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

Our Revenues Could be Affected by Third-Party Reimbursement Policies and Potential Cost Constraints.

The end-users of our products include hospitals, physicians and other healthcare providers. Use of our products could be adversely impacted if end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, including in particular the level of reimbursement for our products.

In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, such as private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product and procedure. The overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis.

Changes in Healthcare Regulation Could Affect Our Revenues, Costs and Financial Condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. One example is the Patient Protection and Affordable Care Act, the Federal healthcare reform law enacted in 2010 (“Affordable Care Act”). Similar reforms may occur internationally.

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal healthcare spending. In addition, the new Affordable Care Act is expected to impose a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which we expect will include domestic sales of our products. This new tax is scheduled to take effect in 2013.

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

If we or our suppliers are unable to develop necessary manufacturing capabilities in a timely manner, our sales could be adversely affected. If we fail to increase production volumes in a cost effective manner or if we experience lower than anticipated yields or production problems as a result of changes that we or our suppliers make in our manufacturing processes to meet increased demand, we could experience shipment delays or interruptions and increased manufacturing costs, which could also have a material adverse effect on our revenues and profitability.

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

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third party suppliers. For example, all of the HIV antigen and nitrocellulose required to make our OraQuick ADVANCE® HIV-1/2 test and OraQuick® HCV test is currently purchased from sole source suppliers. Our OraSure QuickFlu™ test is obtained from a sole source supplier. In addition, the conjugates used in our MICROPLATE oral fluid drugs of abuse assays are obtained from third party suppliers.

If these suppliers are unable or unwilling to supply the required component or product or if they make changes in the component or product or do not supply materials meeting our specifications, we may need to find another source and perform additional development work. We may also need to obtain FDA or other regulatory approvals for the use of the alternative component for our products. Completing that development and obtaining such approvals could require significant time and may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products, or completely prevent us from doing so or increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

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

Relying on distributors or others to market and sell our products could harm our business for various reasons, including:

•	Our distributors or other customers may not fulfill their contractual obligations to us or otherwise market and distribute our products in the manner or at the levels we expect;

•	Agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the parties;

•	We may not be able to renew existing distribution agreements on acceptable terms or at all;

•	Our distributors may not devote sufficient resources or priority to the sale of our products;

•	Our existing distributor relationships or contracts may preclude or limit us from entering into additional future arrangements with other distributors; and

•	We may not be able to negotiate future distribution agreements on acceptable terms or at all.

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

In testing an oral fluid sample collected with an OraSure® device for HIV-1 in the United States, our customers must use an HIV-1 EIA screening test approved by the FDA for use with our OraSure® collection device. There is currently only one company, Avioq, Inc., that manufactures and sells such an FDA-approved screening test. If at some point in the future our customers cannot purchase the Avioq HIV-1 EIA or otherwise obtain an HIV-1 EIA screening test that has been approved by the FDA for use with our OraSure® collection device, sales of our OraSure® device could be negatively affected.

We May Need Strategic Partners to Assist in Developing and Commercializing Some of Our Diagnostic Products.

Although we intend to pursue some product opportunities independently, opportunities that require a significant level of investment for development and commercialization or a distribution network beyond our existing sales force may necessitate involving one or more strategic partners. Our strategy for development and commercialization of products may entail entering into arrangements with distributors or other corporate partners, universities, research laboratories, licensees and others. Relying on collaborative relationships could be risky to our business for a number of reasons, including:

•	We may be required to transfer material rights to such strategic partners, licensees and others;

•	Our collaborators may not devote sufficient resources or attach a sufficiently high priority to the success of our collaboration;

•	Our collaborators may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	Our collaborators may be acquired by another company and decide to terminate our collaborative arrangement or become insolvent;

•	Our collaborators may develop technologies or components competitive with our products;

•	Disagreements with collaborators could result in the termination of the relationship or litigation;

•	Collaborators may not have sufficient capital resources; and

•	We may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms or at all.

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

Actions of a Third Party Inventory Management and Logistics Provider Could Adversely Affect Our Ability to Supply Products to our Customers.

In order to improve efficiencies, beginning in 2011 we will be using a third party logistics provider to store and manage our finished goods inventory and ship finished product to our customers. We have selected a highly reputable provider with extensive experience in the logistics field and have negotiated a long-term service agreement for these services. However, in the event our provider loses or damages our product, experiences a casualty or catastrophic event at its warehouse or otherwise fails to meet the requirements of our agreement for the safe storage and timely handling and delivery of our products, we could incur additional costs, experience difficulty in supplying our products to our customers or suffer damage to our reputation in the industry. These events could, in turn, reduce our revenues and adversely affect our results of operations.

Risks Relating to Intellectual Property

Our Success Depends on Our Ability to Protect Our Proprietary Technology.

The diagnostics industry places considerable importance on obtaining patent, trademark and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or obtain licenses to patents and technologies both in the United States and in other countries. If we cannot continue to develop, obtain and protect intellectual property rights, our revenue and gross profits could be adversely affected. Moreover, our current and future licenses or other rights to patents and other technologies may not be adequate for the operation of our business.

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

We May Become Involved in Intellectual Property Disputes, Which Could Increase our Costs and Limit or Eliminate Our Ability to Sell Our Products or Use Certain of Our Technologies in the Future.

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

We may indemnify some customers and strategic partners under our agreements with such parties if our products or activities have actually or allegedly infringed upon, misappropriated or misused another party’s proprietary rights. Further, our products may contain technology provided to us by other parties, such as contractors, suppliers or customers, and we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. These other parties may also not be required or financially able to indemnify us in the event that an infringement or misappropriation claim is asserted against us.

We may also become involved in other types of disputes regarding intellectual property rights, including state, federal or foreign court litigation, and patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office. An adverse decision in any proceeding regarding intellectual property rights could result in the loss or limitation of our rights to a patent, an invention or trademark.

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

We have obtained licenses under several lateral flow patents, and assays directed at specific analytes, which we believe are sufficient to permit the manufacturing and sale of the OraQuick® device as currently contemplated. However, licenses under additional patents may be required and it is possible that a third party could seek to enforce one or more patents against us.

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

Risks Relating to Products, Marketing and Sales

A Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HCV test, our OraSure QuickFlu™ test, an OraQuick® HIV OTC test, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

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

Our Customers May Resist Adoption of Rapid Point-of-Care Diagnostic Testing.

We expect sales of our rapid point-of-care diagnostic products, such as our OraQuick ADVANCE® HIV-1/2 and OraQuick® HCV tests, to become an increasingly important part of our business. Rapid point-of-care tests are beneficial to healthcare providers because, among other things, they can be administered by providers in their own facilities without sending samples to central laboratories. However, clinical reference laboratories and hospital-based laboratories currently provide the majority of diagnostic tests used by physicians and other healthcare providers in the U.S. Our future sales will depend, in part, on our ability to expand market acceptance of rapid point-of-care testing by physicians and other healthcare providers. We expect that clinical reference and other hospital-based laboratories will continue to compete vigorously against our rapid point-of-care products. Even if we can demonstrate that our products are more cost effective, save time, or have better performance, physicians and other healthcare providers may resist changing to rapid point-of-care tests and instead may choose to use competing laboratory tests. Our failure to achieve initial or additional market acceptance of our rapid point-of-care diagnostic tests with customers would have a negative effect on our future sales growth.

We Expect to Face Intense Competition From Other Providers of Rapid Point-of- Care Diagnostic Tests.

Our rapid point-of-care tests compete with similar point-of-care products made by our competitors. This competition is particularly evident with respect to our OraQuick ADVANCE® HIV-1/2 test. There are a number of competitors making investments in competing technologies and products, and a number of our competitors may have a competitive advantage because of their greater financial, technical, research and other resources. Moreover, some competitors offer broader product lines, aggressively discount prices for their products and may have greater name recognition than we have. If our competitors’ products are more effective than ours or take market share from our products through more effective marketing or competitive pricing, our revenues, margins and operating results could be adversely affected.

Sales of our OraSure QuickFlu™ Test May be Affected by Factors Beyond our Control.

In 2011, we expect to begin selling a new rapid flu test under the tradename OraSure QuickFlu™, primarily in the U.S. hospital and public health markets. A number of factors that are beyond our control could affect sales of this product, including:

•	Variability in the timing of the onset, length and severity of the flu season, which typically occurs from November of one year to May of the following year;

•	Competition from other rapid flu tests in the markets we serve;

•	The failure of our supplier for this product to obtain a CLIA waiver, which we believe is important to expand sales, particularly in the public health market;

•	The inability of our supplier to provide quantities of the product sufficient to meet the demands of our customers;

•	Changes in the types or strains of influenza during a particular flu season;

•	Lower than expected market penetration of the OraSure QuickFlu™ test; and

•	Our inexperience in selling a rapid flu test.

Our Inability to Carry Out Certain of Our Marketing and Sales Plans May Make it Difficult for Us to Grow or Maintain Our Business.

We have implemented in the past, and we intend to implement in the future, an aggressive sales and marketing plan to expand sales of our products. Specifically, we will continue to expand the impact of our direct field sales force, use third party distributors and manufacturers’ sales representatives, and implement other sales and marketing programs. If we are unable to successfully implement these programs, we may be unable to grow and our business could suffer.

Our Sales Cycles Can be Lengthy and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. There can be no assurance that purchases or funding from these agencies will continue at the same or higher levels or at all, especially if current negative economic conditions continue or intensify. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

We May be Sued for Product Liabilities for Injuries Resulting From the Use of Our Products.

We may be held liable if any of our products, or any product which is made with the use or incorporation of any of our technologies, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or usage. There is no assurance that we would be successful in defending any product liability lawsuits brought against us. Regardless of merit or eventual outcome, product liability claims could result in:

•	Decreased demand for our products;

•	Lost revenues;

•	Damage to our image or reputation;

•	Costs related to litigation;

•	Diversion of management time and attention; and

•	Incurrence of damages payable to plaintiffs.

We are selling cryosurgical products in the consumer or OTC market in certain countries. We may expand the OTC sales of these products to other countries and eventually distribute other types of products in the domestic and international OTC markets, such as our OraQuick® HIV-1/2 test. We believe the sale of products in the OTC market increases the risk of potential product liability exposure.

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

Performance of Our Products May Affect Our Revenues, Stock Price and Reputation.

Our products are generally sold with labeling that contains performance claims approved or cleared by the FDA or other regulators. However, our products may not perform as expected. For example, a defect in one of our diagnostic products or a failure by a customer to follow proper testing procedures, may cause the product to report inaccurate information such as a false positive result or a false negative result. If our products fail to perform in accordance with the applicable label claims or otherwise in accordance with the expectations or needs of our customers, customers may switch to a competing product or otherwise stop using our products, and our revenues could be adversely affected. In addition, poor performance by one or more of our products and publicity surrounding such performance could have an adverse effect on our reputation, our continuing ability to sell products and the prevailing market price of our Common Stock.

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We intend to increase revenue derived from international sales of our products. Our international sales accounted for $11.5 million or 15% of total revenues in 2010, $14.8 million or 19% of total revenues in 2009 and $13.7 million or 19% of total revenues in 2008.

A number of factors can slow or prevent international sales, or substantially increase the cost of sales in Europe or other countries, including those set forth below:

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain the CE mark on our products or other country-specific registrations;

•	The uncertainty of foreign laws and the inconsistent imposition of legal and regulatory requirements;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and difficulties in finding and managing international distributors or representatives;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Our exposure to liability under the Foreign Corrupt Practices Act and various other laws, rules and/or regulations applicable to us as a result of our international sales;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below such competitors’ or our costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

In addition, we have entered into a contract for the manufacture and supply of our OraQuick® HIV-1/2 test in Thailand, and the Histofreezer® cryosurgical product sold in international markets is currently manufactured by a third party in The Netherlands. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Continued Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Capital and credit markets have recently experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and substantial intervention by the U.S. government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenues and profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. Some of our customers rely on public funding provided by state and local governments, and this funding has been and may continue to be reduced or deferred as a result of current economic conditions. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

Additionally, both state and federal governments, as a result of budget deficits or reductions, have reduced and may seek to continue to reduce their expenditures by reducing their purchases of our products or renegotiating their contracts with us. Any reduction in payments by such governments may adversely affect our earnings and cash flow.

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

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We have experienced net losses in 2008, 2009 and 2010. In addition, as of December 31, 2010, the Company had an accumulated deficit of $138.6 million. Even though we have achieved profitability in the past, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test in the United States and internationally;

•

The level of expenditures we are required to make in order to develop and obtain regulatory approvals for our new products, including our OraQuick® HIV-1/2 test for use in the OTC market and our OraQuick® HCV test for professional use;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•

The degree to which certain of our new products may replace sales of our existing products and the financial impact of that change, including the degree to which our OraQuick ADVANCE® HIV-1/2 test will replace our OraSure® collection device for HIV-1 testing or sales of our cryosurgical wart removal products in OTC markets will replace sales of our Histofreezer® product to physicians’ offices or other professional markets;

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

We May Experience Fluctuations in Our Financial Results or Fail to Meet Our Financial Projections.

Our operating results can fluctuate from quarter to quarter and year to year, which could cause our growth or financial performance to fall below the expectations of investors and securities analysts. Our financial projections for future periods are based on a number of assumptions, including estimated demand for our products. However, sales to our distributors and other customers may fall short of expectations because of less than estimated customer demand or other factors, including continued volatility and disruption in economic conditions, reduced governmental funding and other circumstances described elsewhere in this Annual Report. Infrequent, unusual or unexpected changes in revenues or costs could also contribute to the variability of our financial results. In addition, our products provide different contributions to our gross margin and our operating results could also fluctuate and be affected by the mix of products sold and the relative prices and gross margin contribution of those products. Failure to achieve operating results consistent with the expectations of investors and securities analysts could adversely affect our reputation and the price of our Common Stock.

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

Our credit facility with Comerica Bank contains various financial and other covenants with which we must comply on an ongoing or periodic basis. If we enter into new or additional credit facilities or loan agreements, we would expect those arrangements would contain similar types of covenants. Although we do not expect to violate these covenants and obligations, if such a violation were to occur, the outstanding debt under our credit facility or other arrangement could become immediately due and payable, our lender could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be adversely affected.

We May Require Future Additional Capital.

Our future liquidity and ability to meet our future capital requirements will depend on numerous factors, including, but not limited to, the following:

•	The time, cost and degree of success of conducting clinical trials and obtaining regulatory approvals;

•	The costs and timing of expansion of sales and marketing activities;

•	The timing and success of the commercial launch of new products;

•	The extent to which we gain or expand market acceptance for existing, new or enhanced products;

•	The costs and timing of the expansion of our manufacturing capacity;

•	The success of our research and product development efforts;

•	The magnitude of capital expenditures;

•	Changes in existing and potential relationships with distributors and other business partners;

•	The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;

•	The costs and liability associated with patent infringement or other types of litigation;

•	Competing technological and market developments; and

•	The scope and timing of strategic acquisitions.

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

Our manufacturing facilities are located in Bethlehem, Pennsylvania. Although we have business interruption insurance, our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities and computer systems. In the event our existing manufacturing facilities or computer systems are affected by man-made or natural disasters, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	Future announcements concerning us, our products, our competitors or our industry;

•	Clinical results with respect to our products or those of our competitors;

•	Status of clinical studies and pending submissions for required regulatory approvals;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments;

•	Disputes or developments with key customers, distributors or suppliers;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Public concern as to the performance or safety of products that we or others have developed or sold;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	The relatively low trading volume for our Common Stock;

•	Period to period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

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

Sales of our Common Stock in the public market, or the perception that such sales may occur, could negatively impact the market price of our Common Stock. We are unable to estimate the number of shares of our Common Stock that may actually be resold in the public market since this will depend on the market price for our Common Stock, the individual circumstances of the sellers and other factors.

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

Certain Provisions in Our Certificate of Incorporation and Bylaws and Under Delaware Law Could Make a Third Party Acquisition of Us Difficult.

Our Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us. These provisions could limit the price investors might be willing to pay in the future for shares of our Common Stock.

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

Since the filing of these proceedings, the parties have engaged in limited discovery and participated in mediation. A trial in this matter is expected to occur in late April 2012.

ITEM 4.	[Removed and Reserved].

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol OSUR. High and low sales prices reported by NASDAQ during the periods indicated are shown below.

	Year ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$6.09	$4.75	$3.82	$2.16
Second Quarter	6.80	4.15	4.09	2.41
Third Quarter	5.09	3.18	3.55	2.35
Fourth Quarter	6.15	3.79	5.25	2.80

On March 2, 2011, there were 528 holders of record and approximately 10,600 holders in street name of our Common Stock, and the closing price of our Common Stock was $6.76 per share.

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

Share Repurchases and Retirements

Pursuant to our 2000 Stock Award Plan and in connection with the vesting of restricted shares, we retired 2,697 shares to satisfy minimum tax withholding obligations during the three months ended December 31, 2010. No shares were repurchased under our $25.0 million share repurchase program during this same period.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2005 through December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

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

	12/05	12/06	12/07	12/08	12/09	12/10
OraSure Technologies, Inc.	100.00	93.65	100.79	41.72	57.60	65.19
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data of the Company. This information should be read in conjunction with the Financial Statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008	2007	2006
Operating Results:
Revenues	$75,015	$77,026	$71,104	$82,686	$68,155
Costs and expenses	78,369	85,819	82,551	83,905	62,692
Operating income (loss)	(3,354)	(8,793)	(11,447)	(1,219)	5,463
Other income (expense), net	(143)	357	2,699	5,513	3,599
Income tax provision (benefit)	—	(622)	22,527 [1]	1,821	3,794
Net income (loss)	(3,497)	(7,813)	(31,275)[1]	2,472	5,268

Earnings (loss) per share
Basic and Diluted	$(0.08)	$(0.17)	$(0.67)	$0.05	$0.11
Shares used in computing earnings (loss) per share
Basic	46,187	45,878	46,550	46,325	45,910
Diluted	46,187	45,878	46,550	46,878	46,580

Cash Flow:
Cash flows provided by (used in) operating activities	$3,887	$(293)	$(2,460)	$11,584	$16,886

	December 31,
	2010	2009	2008	2007	2006
Financial Position:
Cash, cash equivalents, and short-term investments	$75,738	$79,670	$82,523	$95,566	$91,001
Working capital	77,808	89,435	90,936	105,620	95,979
Deferred tax assets	—	—	—	22,327	23,522
Total assets	122,520	126,991	131,918	167,353	156,565
Long-term debt, excluding current portion	—	7,792	8,301	8,818	10,031
Accumulated deficit	(138,585)	(135,088)	(127,275)	(96,000)	(98,414)
Stockholders’ equity	102,843	103,807	108,325	140,055	129,504

¹	Includes an income tax provision of $25,978 resulting from the establishment of a full valuation allowance on our net deferred tax assets (see Note 9 of the Notes to the financial statements).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We operate primarily in the in vitro diagnostic business. Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell other medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products is sold in the OTC or consumer retail market in North America, Europe, Central and South America, and Australia.

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

We rely heavily on distributors to purchase and resell many of our products. For example, Genomma Labs has exclusive rights to our wart removal product in the OTC market in Mexico, Argentina, Brazil, and various other Central and South American countries and Reckitt Benckiser has similar rights to our wart removal product in the OTC footcare market in Europe, Australia and New Zealand. We have contracted with several distributors to sell our OraQuick ADVANCE® HIV-1/2 test to the U.S. physician office market and our Intercept® and OraSure® product lines are sold by several laboratory distributors. We use distributors to sell our Histofreezer® product into the domestic and international physician office markets. We expect to enter into additional distribution agreements for existing and future products in the U.S. and internationally. If our distributors are unable or unwilling to meet the minimum purchase commitments set forth in their agreements or otherwise substantially reduce the volume of their purchases, our revenues and results of operations could be adversely affected.

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

Competitive and Economic Outlook

Competition in the market for HIV testing is intense and is expected to increase. We believe that our principal competition will come from existing point-of-care rapid blood tests, laboratory-based blood tests, and urine assays or other oral fluid-based tests that may be developed. Our competitors include medical diagnostic companies and specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions. Competing rapid blood tests are often sold at a lower price than we charge for our OraQuick® HIV test. This competition can result in lost sales and degradation of the price (and therefore the profit margin) we can charge for our product.

Our OraQuick® HCV test is now available in Europe and is expected to compete against laboratory-based HCV blood tests. In non-U.S. countries outside of Europe, we expect this product to compete against other rapid HCV blood tests and laboratory-based tests. We have received FDA approval for use of the OraQuick® HCV test with venous whole blood specimens and fingerstick whole blood, and we expect this test to compete against laboratory-based HCV blood tests in the U.S.

The recent economic downturn, including disruptions in the capital and credit markets, may continue for the foreseeable future and intensify. These conditions have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. Some of our customers rely on public funding provided by state and local governments, and this funding has been and may continue to be reduced or deferred as a result of current economic conditions. These circumstances may also adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. In addition, demand for our products may also be adversely affected by the economic downturn.

Current Financial Results

During the year ended December 31, 2010, our total revenues were $75.0 million, which represents a 3% decrease from 2009. Our net loss for the year ended December 31, 2010 was $3.5 million, or $0.08 per share, compared to a net loss of $7.8 million, or $0.17 per share, for the year ended December 31, 2009. Our net loss in 2009 included a $3.0 million pre-tax charge for the impairment of patents and product rights and a $1.5 million pre-tax charge for the settlement of a patent infringement lawsuit.

Cash flow provided by operating activities for the year ended December 31, 2010 was $3.9 million, an improvement when compared to the $293,000 used in operating activities for the year ended December 31, 2009. As of December 31, 2010, we had $75.7 million in cash, cash equivalents and short-term investments, compared to $79.7 million at December 31, 2009.

2010 and More Recent Developments

OraQuick® HCV Test

In April 2010, we commercially launched our OraQuick® rapid HCV antibody test in Europe at a meeting of the European Association for the Study of the Liver. We have now begun selling the OraQuick® HCV test internationally, and we are currently pursuing additional registrations in a number of foreign countries. Our current focus is on finding distributors and building awareness of and acceptance for this product.

In June 2010, our OraQuick® HCV test received FDA approval for use in venous whole blood specimens, making it the first rapid HCV test approved by the FDA. We launched this product domestically at the annual meeting of the American Association of Clinical Chemistry in July 2010 and we are actively selling this product to customers in the U.S.

During 2010, we continued our efforts to obtain FDA approval of additional applications for our OraQuick® HCV test. A separate PMA supplement was filed with the FDA for fingerstick whole blood in July 2010 and was approved in February 2011, making it the second application to be approved by the FDA. We intend to pursue approval of an oral fluid claim for our OraQuick® HCV test. However, the filing of a PMA supplement for oral fluid has been delayed pending the completion of additional testing and further discussions with the FDA.

Our protocols for a CLIA waiver have been reviewed and approved by the FDA and our CLIA studies have been completed. We intend to submit the results of our studies and request a CLIA waiver for our fingerstick whole blood and venous whole blood claims in the near future.

OraQuick® HIV Test

During the second quarter of 2010, the FDA approved a dating extension for our OraQuick ADVANCE® HIV-1/2 test from 12 to 18 months. We also received approval from our notified body to extend dating to 18 months in Europe. In November 2010, we received approval from the FDA and in Europe for an additional dating extension from 18 to 24 months. Real time stability studies are still in process for this product and, assuming the product continues to meet our stability criteria, we expect to seek approval of further shelf life extensions in the future.

Also during the second quarter of 2010, the automated manufacturing equipment we installed in our Bethlehem, Pennsylvania facility was validated and approved by the FDA for use in the manufacture of our OraQuick ADVANCE® HIV test. During the third quarter of 2010, we commenced manufacturing our OraQuick ADVANCE® test with this equipment and we have begun to produce larger quantities of this product at a lower overall cost.

OraQuick® HIV OTC Test

In the fourth quarter of 2010, we completed our studies to validate the labeling for our OraQuick® HIV OTC test, and in October 2010 we submitted to the FDA our final label validation data and a request for an investigational device exemption (“IDE”) for the final phase of clinical studies. We were granted the IDE in November 2010 and have begun the final phase of clinical testing, which consists of a study in which individuals will conduct unsupervised self-testing using the investigational OTC version of the OraQuick® HIV test with an oral fluid collection.

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

In the first quarter of 2011, the FDA issued 510(k) clearances for use of high throughput oral fluid assays for PCP, opiates, cocaine and methamphetamines with our Intercept® device. These are the first such clearances resulting from our collaboration with Roche Diagnostics. The FDA is in the final stages of review for one other assay for amphetamines and we expect the FDA to issue an additional 510(k) clearance for this product in the near future.

OraSure QuickFlu™ Test

In the first quarter of 2011, we added a new infectious disease testing product to our product portfolio. The OraSure QuickFlu™ Rapid Flu A+B is an FDA-cleared in vitro rapid qualitative test for the detection of influenza type A and type B, including H1N1 viral infections. We expect to sell this product directly into the U.S. hospital and public health markets. An application for CLIA waiver has also been submitted to the FDA for this product. OraSure QuickFlu™ is manufactured and supplied to us under our agreement with Princeton BioMeditech Corporation.

Results of Operations

Year Ended December 31, 2010 Compared to December 31, 2009

Total revenues decreased 3% to $75.0 million in 2010 from $77.0 million in 2009. Decreased sales in the infectious disease testing, substance abuse testing, and insurance risk assessment markets were partially offset by an increase in sales of our cryosurgical systems products and higher licensing and product development revenues. Revenues derived from products sold to customers outside the United States were $11.5 million and $14.8 million or 15% and 19% of total revenues for the years ended December 31, 2010 and 2009, respectively. The majority of our international sales are denominated in U.S. dollars. As such, the impact of foreign currencies was not material to our operating results.

The table below shows the amount of our total revenues (in thousands) generated in each of our principal markets and by licensing and product development activities.

	Twelve Months Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
Market	2010	2009		2010	2009
Infectious disease testing	$41,738	$46,098	(9)%	55%	60%
Substance abuse testing	11,671	12,026	(3)	16	16
Cryosurgical systems	11,965	10,888	10	16	14
Insurance risk assessment	5,825	6,157	(5)	8	8

Product revenues	71,199	75,169	(5)	95	98
Licensing and product development	3,816	1,857	105	5	2

Total revenues	$75,015	$77,026	(3)%	100%	100%

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

Sales to the infectious disease testing market decreased 9% to $41.7 million in 2010. OraQuick® sales totaled $40.1 million and $43.8 million for the years ended December 31, 2010 and 2009, respectively. Sales of our OraSure® oral fluid collection device totaled $1.6 million and $2.3 million in 2010 and 2009, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands) during 2010 and 2009.

	Twelve Months Ended December 31,
Market	2010	2009	% Change
Domestic	$38,218	$39,306	(3)%
International	1,919	4,511	(57)

Total OraQuick® revenues	$40,137	$43,817	(8)%

During 2010, sales of the OraQuick ADVANCE® HIV test in the U.S. market decreased 3% or $1.1 million, when compared to the same period in 2009. This decrease in revenue reflects lower sales volumes resulting from changes in ordering patterns of one of our larger public health customers and reduced public health funding by state and local governments, as well as a lower average selling price.

International sales of our OraQuick® HIV test decreased 57% to $1.9 million for the year ended December 31, 2010 from $4.5 million for the year ended December 31, 2009. This decrease resulted from customer losses due to price competition, changes in the use of our test within government testing algorithms, and a decrease or elimination of funding for HIV testing initiatives.

Sales of our OraSure® oral fluid collection device decreased 30% from $2.3 million in the 2009 to $1.6 million in 2010 due to reduced public health funding by state and local governments. In addition, some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing to purchase our OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid.

Substance Abuse Testing Market

As a result of declining economic conditions and consolidations in the laboratory industry, several of our laboratory customers are performing substance abuse testing for both the criminal justice and workplace testing markets. As such, it is becoming increasingly difficult to track Intercept® revenues separately in these markets. We expect this trend to continue and, accordingly, we are now reporting Intercept® sales to the U.S. criminal justice and workplace testing markets on a combined basis. Prior year amounts have been reclassified to conform to the current presentation.

Sales to the substance abuse testing market decreased 3% in 2010 primarily as a result of lower sales of our Intercept® drug testing system and a decrease in laboratory equipment sales. The table below shows a breakdown of our total Intercept® revenues (in thousands) generated in each market during 2010 and 2009.

	Twelve Months Ended December 31,
Market	2010	2009	% Change
Domestic	$7,274	$7,405	(2)%
International	1,976	2,003	(1)

Total Intercept® revenues	$9,250	$9,408	(2)%

Domestic Intercept® revenues decreased 2% and international revenues remained relatively flat for 2010 when compared to the prior year.

We do not expect renewed growth in Intercept® sales until employment conditions in the U.S. recover and overall economic conditions improve. In addition, the microplate oral fluid drug assays, which are sold for use with the Intercept® collection device, have come under increasing competitive pressure from “home-brew”

assays developed internally by our laboratory customers and compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. We believe our competitors are developing oral fluid tests suitable for use on these fully automated homogeneous assay systems and these assays, if and when they are developed and commercialized, could represent a significant competitive threat to our oral fluid microplate business. As discussed above, pursuant to a development agreement with Roche Diagnostics, homogenous fully-automated oral fluid drugs of abuse assays are being developed for use with our Intercept® collection device. The FDA has issued 510(k) clearances on the high throughput assays for PCP, opiates, cocaine and methamphetamines and an application for 510(k) clearance of an amphetamines assay for use with the Intercept® device is currently pending before the FDA. The assays use Roche’s KIMs (kinetic interaction of micro-particles in solution) technology and will run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved with urine-based drug tests. We have also entered into a commercialization agreement with Roche pursuant to which a drug testing system comprised of our Intercept® device and the newly developed homogenous assays will be marketed and sold on a worldwide basis.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 10% to $12.0 million in 2010 from $10.9 million in 2009.

The table below shows a breakdown of our total cryosurgical revenues (in thousands) generated in each market during 2010 and 2009.

	Twelve Months Ended December 31,
Market	2010	2009	% Change
Professional domestic	$5,967	$3,902	53%
Professional international	1,385	1,919	(28)
Over-the-counter	4,613	5,067	(9)

Total cryosurgical systems revenues	$11,965	$10,888	10%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 53% to $6.0 million in 2010, compared to $3.9 million in 2009, largely due to the elimination of the diversion of less expensive international Histofreezer® product into the domestic market. In addition, in early 2010, we signed agreements with two manufacturers’ sales representative organizations to support sales of our Histofreezer® product in the U.S. Under these arrangements, over 40 additional sales representatives have been working with our physicians’ office distributors throughout the United States, resulting in additional domestic Histofreezer® sales growth during this year.

Sales of Histofreezer® in the international market decreased 28% in 2010, compared to 2009. This decline was largely due to a discontinuance of sales to certain foreign distributors that we believe were diverting product to the U.S. market. The selling prices for our Histofreezer® product are lower in some foreign countries due to differences in the healthcare systems in those countries. During 2008 and early 2009, some distributors in these countries purchased English-labeled Histofreezer® product and resold it into the domestic distribution network to distributors who employ alternate sourcing programs.

We also experienced a decline in Histofreezer® sales in the European market as a result of the negative impact of changing European health regulations. In the European professional marketplace, healthcare reimbursement has been or may be reduced or eliminated for certain treatment types, including treatments for common warts. The reduction in or elimination of reimbursement for wart treatments has affected international sales of our Histofreezer® product and will continue to do so.

During the year ended December 31, 2010, our OTC cryosurgical sales decreased 9% primarily due to decreased sales to our Latin American OTC distributor, Genomma. During 2009, Genomma increased its purchases to support the launch of our OTC cryosurgical wart removal product in Brazil. We did not have this similar pipeline fill in 2010, resulting in a decrease in sales to Genomma of approximately $314,000.

In July 2010, SSL International (“SSL”), our European OTC distributor, was acquired by Reckitt Benckiser Group PLC. Our distribution contract with Reckitt was subject to an annual renewal at the end of 2010 and was extended through March 31, 2011. We expect that an additional short-term renewal will occur to permit the parties to negotiate a new distribution contract. Sales to Reckitt for distribution in the European OTC market were $2.6 million in 2010 and 2009, respectively.

During the first quarter of 2009, we launched our own wart removal product under the Freeze ‘n Clear Skin ClinicTM tradename into the U.S. OTC cryosurgical marketplace. This venture resulted in limited revenues. As a result of the product’s limited success, competing priorities and limited corporate funding, management decided to end its participation in the U.S. OTC cryosurgical marketplace at the end of 2010.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 5% from $6.2 million in 2009 to $5.8 million in 2010, as some insurance companies abandoned pre-screening for lower face value insurance policies. We expect this trend to continue in 2011.

Licensing and Product Development

Licensing and product development revenues increased to $3.8 million during 2010 from $1.9 million during 2009. This increase was primarily due to $2.0 million in milestone payments received as a result of our achievement of certain regulatory and commercial objectives pursuant to a collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in international markets. The remaining licensing revenues for both 2010 and 2009 represent royalties received on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to our license and settlement agreement executed in January 2008.

Gross Margin

The Company’s gross margin was 63% in 2010, compared to 61% in 2009. The increase in gross margin in 2010 was primarily the result of the higher licensing and product development revenues.

Operating Expenses

Research and development expenses decreased 1% from $13.4 million in 2009 to $13.2 million in 2010, as a result of lower validation and clinical trial costs related to the development of our OraQuick® HCV test. These decreases were partially offset by higher laboratory supplies expense related to the development of new infectious disease products and higher clinical trial costs related to the development of our OraQuick® HIV OTC test. We expect our research and development costs will increase in 2011 as we continue clinical trials for our HIV OTC test and OraQuick® HCV product and develop other new products.

Sales and marketing expenses decreased 2% to $20.7 million in 2010 from $21.2 million in 2009. This decrease was primarily the result of lower relocation expenses. We expect 2011 sales and marketing expenses to decrease from 2010 levels as a result of lower staffing costs.

General and administrative expenses remained relatively unchanged at $16.8 million in 2010 and 2009. Lower legal expenses in 2010 were offset by an increase in consulting costs. We expect 2011 general and administrative expenses to decrease slightly from 2010 levels as a result of expected reductions in staffing and consulting costs.

In November 2009, we settled the patent infringement lawsuit filed by Inverness Medical and Church & Dwight. Pursuant to the settlement we paid Inverness $3.0 million. We recorded $1.5 million of the $3.0 million payment as litigation settlement expense in our Statement of Operations for 2009. The remaining $1.5 million was recorded as prepaid royalties and is being expensed in cost of goods sold in relation to estimated OraQuick ADVANCE® HIV revenues to be generated through December 31, 2012.

During the second quarter of 2009, we recorded an impairment charge of $3.0 million related to license payments for certain HCV patents, which we previously capitalized. Management’s intent in capitalizing these payments was to utilize this license in certain developing countries for the marketing and sale of an existing rapid HCV test supplied by a third party manufacturer. However, we were unable to penetrate this international marketplace with this third-party’s rapid HCV test. Furthermore, given the impact of the current global recession and the deteriorating status of certain third-world economies, we no longer believed that we would be successful in selling this third-party’s rapid HCV test in the foreseeable future. Accordingly, we recorded a non-cash impairment charge for the remaining unamortized book value of the patent and product rights in the quarter ended June 30, 2009.

Other Income/Expense

Interest expense decreased to $316,000 in 2010 from $361,000 in 2009. Interest income also decreased to $152,000 in 2010 from $738,000 in 2009, primarily as a result of lower yields earned on our investment portfolio, lower investment balances, and an overall more conservative, shorter-term investment approach.

Income Taxes

In 2008, we established a full valuation allowance against our total net deferred tax asset. Management has continued to evaluate whether the full valuation is still appropriate. At December 31, 2010, we concluded that the full valuation allowance remained appropriate as the facts and circumstances since the establishment of the allowance had not changed. As a result, no income tax benefit was recorded in 2010.

In November 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. This new law extended the carryback period for a net operating loss (“NOL”) from two years up to a maximum of five years. The carryback of the NOL can be applied to both regular tax NOLs and alternative minimum tax (“AMT”) NOLs. The new law also eliminates the 90% limitation on the use of any AMT NOLs. As a result of the elimination of the 90% limitations, we elected to carryback our 2008 AMT NOL to our 2007, 2006, and 2005 tax years and apply for a refund of the AMT taxes paid for those years. As such, in the fourth quarter of 2009, we recorded a $632,000 federal tax benefit associated with this AMT NOL carryback. Offsetting this benefit was a nominal amount of state income taxes.

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

The table below shows the amount of our total revenues (in thousands) generated in each of our principal markets and by licensing and product development activities.

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

The table below shows a breakdown of our total OraQuick® revenues (in thousands) during 2009 and 2008.

	Year ended December 31,
Customers	2009	2008	% Change
Direct to U.S. Public Health	$28,308	$25,450	11%
Hospital Market	10,998	6,625	66
International	4,511	3,234	39

Total OraQuick® revenues	$43,817	$35,309	24%

During 2009, OraQuick® sales to the U.S. public health market increased by 11% as compared to 2008. This increase was caused by higher purchase volumes due in part to the fact that a number of our hospital customers were procuring OraQuick® product through public health channels in lieu of purchasing the test directly from us. We believed this pattern was the result of increased public health support of testing initiatives by hospitals across the country. As a result, sales to the hospital market were being redirected to the U.S. public health market, thereby increasing revenues within that customer category.

Sales into the hospital market increased 66% to $11.0 million during 2009, compared to $6.6 million in 2008. In January 2009, we switched to a direct sales model for U.S. hospitals as a result of the termination of our distribution agreement with Abbott Laboratories at the end of 2008. The increase in revenues in the hospital market was primarily due to a higher average selling price realized under our direct sales model.

International sales of our OraQuick® test increased to $4.5 million in 2009 from $3.2 million in 2008. This 39% increase reflected higher sales into Latin America, Europe and Asia. Sales into Africa remained flat at $2.3 million in both 2009 and 2008.

During 2009, sales of OraSure® declined $506,000 from $2.8 million in 2008 to $2.3 million in 2009. Some customers who had purchased our OraSure® device for laboratory HIV-1 testing in the past are electing to purchase our OraQuick ADVANCE® test.

Substance Abuse Testing Market

Sales to the substance abuse testing market decreased 14% in 2009 primarily as a result of lower sales of our Intercept® collection devices and oral fluid assays. The table below shows a breakdown of our total Intercept® revenues (in thousands) generated in each market during 2009 and 2008.

	Year ended December 31,
Market	2009	2008	% Change
Workplace testing	$3,895	$4,750	(18)%
Criminal justice	2,593	2,663	(3)
International	2,003	2,168	(8)
Direct	917	1,204	(24)

Total Intercept® revenues	$9,408	$10,785	(13)%

Our workplace testing business decreased 18% from $4.8 million in 2008 to $3.9 million in 2009. Pre-employment drug screening represented over 50% of our workplace testing business and the downturn in the domestic economy and high unemployment levels had a significant negative impact on this part of our business, as well as on our direct sales to small and mid-size companies.

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

The table below shows a breakdown of our total cryosurgery revenues (in thousands) generated in each market during 2009 and 2008.

	Year ended December 31,
Market	2009	2008	% Change
Professional domestic	$3,902	$3,911	0%
Professional international	1,919	2,529	(24)
OTC domestic	144	—	N/A
OTC international	4,923	4,215	17

Total cryosurgical systems revenues	$10,888	$10,655	2%

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

The increased sales to Latin America were partially offset by a decrease in sales to SSL. Sales to SSL were $2.6 million and $3.8 million in 2009 and 2008, respectively. The decrease in revenues from SSL resulted from a reduction in the transfer price paid by SSL and a decrease in units purchased as a result of increased competition in the OTC wart removal market in Europe.

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

Sales of our Histofreezer® product to physicians’ offices in the United States were $3.9 million in both 2009 and 2008. Sales of Histofreezer® in the professional international market decreased 24% to $1.9 million in 2009, as compared to $2.5 million in 2008. The selling prices for our Histofreezer® product are lower in some foreign countries due to differences in the healthcare systems in those countries. During 2008 and early 2009, some distributors in these countries purchased English-labeled Histofreezer® product and resold it into the domestic distribution network to distributors who employ alternate sourcing programs. Although we tried to aggressively address this diversion issue, we believe it negatively impacted sales in the domestic physicians’ office market during 2009. The decline in Histofreezer® revenues in the professional international market in 2009 was largely due to a reduction of sales to distributors that we believe were diverting product to the U.S. market.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market increased 1% from $6.1 million in 2008 to $6.2 million in 2009, due to variations in laboratory ordering patterns and an increase in purchases of lower face value insurance policies for which insurers use our oral fluid screening device.

Licensing and Product Development

Licensing and product development revenues decreased to $1.9 million in 2009, from $2.3 million in 2008. In January 2008, we entered into a license and settlement agreement with Merck & Co. Inc. (“Merck”, successor to Schering-Plough) in which Merck agreed to pay us royalties on U.S. sales of their Freeze AwayTM OTC cryosurgical wart removal product. Licensing revenues represent these royalties from Merck in 2009 and 2008.

Gross Margin

The Company’s gross margin was 61% in 2009, compared to 58% in 2008. Gross margin was favorably impacted during 2009 primarily by our switch in January 2009 to a direct sales model for our OraQuick ADVANCE® HIV-1/2 test in the U.S. hospital market. Also contributing to the increase was an improvement in manufacturing efficiency in 2009.

Operating Expenses

Research and development expenses decreased 34% to $13.4 million in 2009, from $20.3 million in 2008, primarily as a result of decreased clinical trial spending for our OraQuick® HIV OTC test and OraQuick® HCV test. The majority of the initial product development and clinical costs associated with the OraQuick® HCV device and related PMA submission was incurred during 2008. A decrease in staffing costs resulting from organizational changes made during the fourth quarter of 2008 also contributed to the current period decrease. In addition, expenses in 2008 included a $1.0 million patent license milestone payment required as a result of our filing of a PMA submission with the FDA for our OraQuick® HCV device, while 2009 expenses did not include any such payment.

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

General and administrative expenses increased 3% to $16.9 million in 2009 from $16.3 million in 2008. This increase was primarily attributable to higher staffing costs as well as legal expenses associated with the patent infringement lawsuit related to our OraQuick ADVANCE® HIV test filed against us by Inverness Medical and Church & Dwight.

In November 2009, we settled the patent infringement lawsuit filed by Inverness and Church & Dwight. Pursuant to the settlement we paid Inverness $3.0 million. We recorded $1.5 million of the $3.0 million payment as litigation settlement expense in our Statement of Operations for 2009. The remaining $1.5 million was recorded as prepaid royalties and will be expensed in cost of goods sold in relation to OraQuick® ADVANCE® HIV revenues generated through December 31, 2012.

In the first quarter of 2008, we received a payment of $4.9 million as a result of the settlement of patent infringement litigation we had previously filed against Merck.

During the second quarter of 2009, we recorded an impairment charge of $3.0 million related to license payments for certain HCV patents, which we previously capitalized. Management’s intent in capitalizing these payments was to utilize this license in certain developing countries for the marketing and sale of an existing rapid HCV test supplied by a third party manufacturer. However, we were unable to penetrate this international marketplace with this third-party’s rapid HCV test. Furthermore, given the impact of the global recession and the deteriorating status of certain third-world economies, we no longer believed that we would be successful in selling a third-party’s rapid HCV test in the foreseeable future. Accordingly, we recorded a non-cash impairment charge for the remaining unamortized book value of the patent and product rights in the second quarter of 2009.

Other Income/Expense

Interest expense increased to $361,000 in 2009 from $346,000 in 2008. Interest income decreased to $738,000 in 2009 from $3.1 million in 2008 primarily as a result of lower yields earned on our investment portfolio, lower investment balances, and an overall conservative, shorter-term investment approach.

Income Taxes

In November 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. This new law extended the carryback period for NOLs from two years up to a maximum of five years. The carryback of the NOL can be applied to both regular tax NOLs and AMT NOLs. The new law also eliminates the 90% limitation on the use of any AMT NOLs. As a result of the elimination of the 90% limitations, we elected to carryback our 2008 AMT NOL to our 2007, 2006, and 2005 tax years and apply for a refund of the AMT taxes paid for those years. As such, in the fourth quarter of 2009, we recorded a $632,000 federal tax benefit associated with this AMT NOL carryback. Offsetting this benefit was a nominal amount of state income taxes.

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

Liquidity and Capital Resources

	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$73,843	$74,934
Short-term investments	1,895	4,737
Working capital	77,808	89,435

Our cash, cash equivalents and short-term investments decreased $4.0 million from $79.7 million as of December 31, 2009 to $75.7 million as of December 31, 2010, primarily as a result of $3.9 million of cash flows from operations offset by $4.5 million in payments for patents and product rights, $2.1 million in property and equipment purchases, $709,000 associated with the retirement of common stock to pay minimum tax withholding obligations on the vesting of restricted shares, and $510,000 for debt repayments. Our working capital declined primarily as a result of the classification of the remaining unpaid principal balance of our debt obligation to a current liability as a result of its June 2011 maturity date.

During 2010, operating activities provided cash of $3.9 million. Cash provided by operating activities resulted primarily from the offset of our $3.5 million net loss by non-cash stock-based compensation expense of $3.2 million and depreciation and amortization of $3.0 million. Also contributing to the cash provided by operating activities was a $1.2 million decrease in accounts receivable resulting from the decrease in sales and the timely collection of amounts due, a $1.4 million decrease in inventories largely as a result of managing our OraQuick® inventory to lower levels, and a $1.4 million decrease in prepaid expenses largely due to the collection of a federal tax refund of $597,000 and the routine amortization of prepaid royalties. Offsetting these cash contributions was a decrease in accounts payable of $472,000 and a $2.5 million decrease in accrued expenses and other liabilities associated with payment of our 2009 royalty obligations, management incentive bonuses and a decrease in deferred revenues.

Net cash used in investing activities during 2010 was $3.8 million. Proceeds of $2.8 million from maturities and redemptions of short-term investments were offset by $2.1 million in purchases of property and equipment and $4.5 million in payments for patents and licenses related to the achievement of milestones pursuant to our HCV patent license agreement.

During the year ended December 31, 2011, we expect to invest approximately $2.8 million in capital expenditures, primarily to purchase additional equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities was $1.2 million in 2010, primarily as a result of $510,000 in loan principal repayments and $709,000 used for the withholding and retirement of common stock related to the vesting of restricted shares.

As of December 31, 2010, we had in place a $10,000,000 credit facility with Comerica Bank (“Comerica”). Pursuant to the terms of the facility, principal, and interest fixed at 4.15% per annum, are payable monthly through June 2011, at which time the remaining unpaid principal balance is payable and the facility will expire. Accordingly, beginning on June 30, 2010, our remaining unpaid principal balance was classified as a current liability as it will be payable within the ensuing twelve months. As of December 31, 2010, we had no available borrowings under this credit facility. We are evaluating possible options to address the upcoming expiration of the facility, including refinancing with a new credit facility or other borrowings.

All borrowings from Comerica are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in

Bethlehem, Pennsylvania. The Comerica agreement contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants as of December 31, 2010. The agreement also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

As of December 31, 2010, we had net operating loss (“NOL”) carryforwards of approximately $50.4 million for federal income tax purposes. In the fourth quarter of 2008, we recorded a full valuation allowance against the deferred tax asset generated by these NOLs.

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

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2010 for future payments under contracts and other contingent commitments, for the year 2011 and beyond:

	Total	Payments due by December 31,
Contractual Obligations		2011	2012	2013	2014	2015	Thereafter
Long-term debt[1]	$7,791,680	$7,791,680	$—	$—	$—	$—	$—
Operating leases[2]	62,442	62,442	—	—	—	—	—
Employment contracts[3]	3,666,500	2,245,500	1,171,000	250,000	—	—	—
Purchase obligations[4]	2,634,454	2,634,454	—	—	—	—	—
Minimum commitments under contracts[5]	3,791,667	500,000	500,000	500,000	500,000	500,000	1,291,667

Total contractual obligations	$17,946,743	$13,234,076	$1,671,000	$750,000	$500,000	$500,000	$1,291,667

1	Represents principal repayments required under notes payable to our lenders. See Note 8 of the Notes to the financial statements included herein.
2	Represents payments required under our operating leases.
3	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 11 of the Notes to the financial statements included herein.
4	Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note 11 of the Notes to the financial statements included herein.
5	Represents payments required pursuant to certain, licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 11 of the Notes to the financial statements included herein.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Our significant accounting policies are described in Note 2 of the Notes to the financial statements included in Item 15 of this Annual Report. We consider the following accounting estimates, which have been discussed with our Audit Committee, to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred. For our cryosurgical product sold in the domestic retail market, a provision for estimated product returns is recorded as a reduction of revenue in the same period in which the revenue is recognized. In addition, revenue from domestic retail sales is also recorded net of promotional, advertising, and slotting allowances granted to the retail trade.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $106,000 as of December 31, 2010. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Inventories.    Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. During 2010, 2009 and 2008, we wrote-off inventory which had a cost of $919,000, $1.5 million and $2.0 million, respectively, as a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Stock-based Compensation.    We recognize the fair value of equity-based awards as compensation expense in our statement of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This valuation model’s computations incorporate highly subjective assumptions, such as the expected stock price volatility and the estimated life of each award. The fair value of the options, after considering the effect of expected forfeitures, is then amortized, generally on a straight-line basis, over the related vesting period of the option. The fair value of our restricted shares is based on the market value of the shares at the date of grant and is recognized on a straight-line basis over the related vesting period of the award.

Long-lived and Intangible Assets.    Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets had a net book value of $24.4 million, or 20% of our total assets, as of December 31, 2010. Property and equipment and patents and product rights are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

During the second quarter of 2009, we recorded an impairment charge of $3.0 million related to license payments for certain HCV patents, which were previously capitalized. Management’s intent in capitalizing these payments was to utilize this license in certain developing countries for the marketing and sale of an existing rapid HCV test supplied by a third party manufacturer. However, we were unable to penetrate this international marketplace with this third-party’s rapid HCV test. Furthermore, given the impact of the recent global recession and the deteriorating status of certain third-world economies at that time, we no longer believed that we would be successful in selling a third-party’s rapid HCV test in the foreseeable future. We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2010 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2010 or 2008. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

Deferred Tax Assets.    At December 31, 2010, we had federal NOL carryforwards of $50.4 million. The deferred tax assets, before a full valuation allowance, associated with these NOLs and other temporary differences was $28.8 million at December 31, 2010. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

During the fourth quarter of 2008, we evaluated our ability to realize our net deferred tax asset, in order to determine if a valuation allowance should be recorded against it pursuant to FASB accounting guidance. A cumulative loss in recent years is a significant piece of negative evidence to be considered when evaluating the need for a valuation allowance and this evidence is difficult to overcome. Given the uncertainty surrounding the magnitude and length of the economic recession at that time, our loss in 2008, and our projection of a loss in 2009, which would result in a net cumulative three-year loss, we determined that it was more likely than not that we would not realize the benefits associated with our net deferred tax asset in the immediate future. Accordingly, we recorded an income tax charge of $26.0 million in the fourth quarter of 2008 to establish a full valuation allowance against our net deferred tax asset. During 2010 and 2009, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2010 and 2009.

Our ability to use our NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. Internal Revenue Code (“IRC”) Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. During the fourth quarter of 2005, the Company completed an analysis, with the assistance of independent tax specialists, to determine if any IRC Section 382 ownership changes had occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior period ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our future taxable income. The Company continues to review ownership changes on an annual basis and we have not had an ownership change that would impact the NOLs.

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

As of December 31, 2010, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were minimal compared to our total revenues for the year ended December 31, 2010. We do not expect the risk of foreign currency fluctuations to be material to us in the near future.

ITEM 8.	Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2010 the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that was identified in connection with the evaluation referred to in paragraph (b) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of OraSure Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2011

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions, “Corporate Governance—Committees of the Board—Audit Committee,” “Item 1—Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement.

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

The information required by this Item with respect to the securities ownership of certain beneficial owners and management, and equity compensation plan information, is incorporated by reference to the information under the captions, “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information,” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the captions, “Transactions with Related Persons” and “Corporate Governance—Director Independence,” in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the caption, “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(a)(3). Exhibits. See Index to Exhibits following the Financial Statements in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

ORASURE TECHNOLOGIES, INC.

By:	/s/ DOUGLAS A. MICHELS
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 10, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Jack E. Jerrett (Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying balance sheets of OraSure Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2011

ORASURE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,843,402	$74,933,630
Short-term investments	1,895,000	4,736,730
Accounts receivable, net of allowance for doubtful accounts of $105,954 and $256,572	12,471,249	13,693,340
Inventories	7,345,594	8,844,492
Prepaid expenses	1,930,108	2,609,518

Total current assets	97,485,353	104,817,710
PROPERTY AND EQUIPMENT, net	19,610,583	20,014,466
PATENTS AND PRODUCT RIGHTS, net	4,806,919	809,252
OTHER ASSETS	617,238	1,349,319

	$122,520,093	$126,990,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,791,680	$509,761
Accounts payable	2,898,846	3,370,604
Accrued expenses and other	8,986,879	11,502,802

Total current liabilities	19,677,405	15,383,167

LONG-TERM DEBT	—	7,791,679

OTHER LIABILITIES	—	8,911

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 46,225,622 and 45,929,511 shares issued and outstanding	46	46
Additional paid-in capital	241,663,337	239,126,422
Accumulated other comprehensive loss	(235,264)	(230,992)
Accumulated deficit	(138,585,431)	(135,088,486)

Total stockholders’ equity	102,842,688	103,806,990

	$122,520,093	$126,990,747

See accompanying notes to the financial statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009	2008
REVENUES:
Product	$71,198,520	$75,168,959	$68,842,755
Licensing and product development	3,816,316	1,857,267	2,261,712

	75,014,836	77,026,226	71,104,467
COST OF PRODUCTS SOLD	27,655,507	29,895,832	29,976,120

Gross profit	47,359,329	47,130,394	41,128,347

OPERATING EXPENSES:
Research and development	13,191,917	13,371,358	20,255,451
Sales and marketing	20,727,667	21,224,125	20,916,718
General and administrative	16,793,852	16,847,920	16,286,907
Litigation settlement (recovery)	—	1,451,183	(4,883,714)
Impairment of patent and product rights	—	3,028,375	—

	50,713,436	55,922,961	52,575,362

Operating loss	(3,354,107)	(8,792,567)	(11,447,015)
INTEREST EXPENSE	(316,185)	(361,188)	(345,767)
INTEREST INCOME	151,757	737,892	3,080,950
OTHER INCOME	16,350	1,788	—
FOREIGN CURRENCY GAIN (LOSS)	5,240	(21,342)	(36,136)

Loss before income taxes	(3,496,945)	(8,435,417)	(8,747,968)
INCOME TAX PROVISION (BENEFIT)	—	(622,284)	22,527,334

NET LOSS	$(3,496,945)	$(7,813,133)	$(31,275,302)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.08)	$(0.17)	$(0.67)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC AND DILUTED	46,187,332	45,877,843	46,549,739

See accompanying notes to the financial statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2008	46,644,046	$47	$236,293,489	$(238,896)	$(96,000,051)	$140,054,589
Common stock issued upon exercise of options	14,786	—	92,517	—	—	92,517
Vesting of restricted stock	393,551	—	—	—	—	—
Purchase and retirement of treasury shares	(135,432)	—	(995,367)	—	—	(995,367)
Shares purchased and retired pursuant to the stock repurchase plan	(1,147,730)	(1)	(5,121,107)	—	—	(5,121,108)
Compensation cost for restricted stock	—	—	3,352,876	—	—	3,352,876
Compensation cost for stock option grants	—	—	2,240,591	—	—	2,240,591

Comprehensive loss:
Net loss	—	—	—	—	(31,275,302)	(31,275,302)
Currency translation adjustment	—	—	—	(36,201)	—	(36,201)
Unrealized gain on marketable securities	—	—	—	12,655	—	12,655

Total comprehensive loss						(31,298,848)

Balance at December 31, 2008	45,769,221	46	235,862,999	(262,442)	(127,275,353)	108,325,250
Common stock issued upon exercise of options	30,911	—	24,807	—	—	24,807
Vesting of restricted stock	370,457	—	—	—	—	—
Purchase and retirement of treasury shares	(132,785)	—	(391,590)	—	—	(391,590)
Shares purchased and retired pursuant to the stock repurchase plan	(108,293)	—	(308,605)	—		(308,605)
Compensation cost for restricted stock	—	—	2,621,723	—	—	2,621,723
Compensation cost for stock option grants	—	—	1,317,088	—	—	1,317,088

Comprehensive loss:
Net loss	—	—	—	—	(7,813,133)	(7,813,133)
Currency translation adjustment	—	—	—	34,513	—	34,513
Unrealized loss on marketable securities	—	—	—	(3,063)	—	(3,063)

Total comprehensive loss						(7,781,683)

Balance at December 31, 2009	45,929,511	46	239,126,422	(230,992)	(135,088,486)	103,806,990
Common stock issued upon exercise of options	2,844	—	7,977	—	—	7,977
Vesting of restricted stock	429,309	—	—	—	—	—
Purchase and retirement of treasury shares	(136,042)	—	(708,785)	—	—	(708,785)
Compensation cost for restricted stock	—	—	2,354,109	—	—	2,354,109
Compensation cost for stock option grants	—	—	883,614	—	—	883,614

Comprehensive loss:
Net loss	—	—	—	—	(3,496,945)	(3,496,945)
Currency translation adjustment	—	—	—	(3,985)	—	(3,985)
Unrealized loss on marketable securities	—	—	—	(287)	—	(287)

Total comprehensive loss						(3,501,217)

Balance at December 31, 2010	46,225,622	$46	$241,663,337	$(235,264)	$(138,585,431)	$102,842,688

See accompanying notes to the financial statements.

ORASURE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,496,945)	$(7,813,133)	$(31,275,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of patent and product rights	—	3,028,375	—
Deferred income taxes	—	—	22,305,250
Stock-based compensation	3,228,812	3,935,737	5,456,135
Depreciation and amortization	3,012,270	3,049,962	3,386,670
Acquired in-process technology	—	—	1,000,000
Reserve for excess and obsolete inventories	58,259	(228,417)	(919,925)
Changes in assets and liabilities:
Accounts receivable	1,218,808	(2,116,410)	(274,284)
Inventories	1,440,639	2,088,013	(374,420)
Prepaid expenses and other	1,413,708	(2,442,562)	1,070,168
Accounts payable	(472,461)	(501,177)	(1,686,143)
Accrued expenses and other liabilities	(2,515,923)	706,847	(1,148,491)

Net cash provided by (used in ) operating activities	3,887,167	(292,765)	(2,460,342)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,105,775)	(1,199,551)	(2,643,270)
Purchase of patents, product rights, or acquired in-process technology	(4,500,000)	—	(1,200,000)
Purchase of short-term investments	—	(5,986,000)	(67,125,962)
Proceeds from maturities and redemptions of short-term investments	2,841,000	44,090,000	87,315,645

Net cash (used in) provided by investing activities	(3,764,775)	36,904,449	16,346,413

FINANCING ACTIVITIES:
Repayments of long-term debt	(509,760)	(557,897)	(515,083)
Proceeds from issuance of common stock	7,977	24,807	92,517
Purchase and retirement of common stock	—	(308,605)	(5,121,108)
Withholding and retirement of common stock	(708,785)	(391,590)	(995,367)

Net cash used in financing activities	(1,210,568)	(1,233,285)	(6,539,041)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,052)	(9,987)	(11,509)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,090,228)	35,368,412	7,335,521
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	74,933,630	39,565,218	32,229,697

CASH AND CASH EQUIVALENTS, END OF YEAR	$73,843,402	$74,933,630	$39,565,218

See accompanying notes to the financial statements.

ORASURE TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	THE COMPANY:

We develop, manufacture, market and sell oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell other medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests which are performed on a rapid basis at the point of care and tests which are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products is sold in the over-the-counter or consumer retail markets in North America, Europe, Central and South America and Australia.

The recent economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect our results of operations, cash flows and financial condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct acquisitions or make other discretionary investments. They may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. This could adversely affect our results of operations, cash flows and financial condition. The recent weak business climate could cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers or suppliers adversely affected by economic conditions. Our ability to collect accounts receivable may be delayed or precluded if our customers are unable to pay their obligations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories and intangible assets, as well as calculations related to contingencies, accruals and indemnifications, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in those future periods.

Cash and Cash Equivalents

We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents consisted of money market accounts and commercial paper.

Short-term Investments

We consider all short-term investments to be available-for-sale securities. These securities are comprised of certificates of deposits and corporate bonds, all with purchased maturities greater than ninety days. Available-

for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive loss. There were no securities held as of December 31, 2010 in a continuous unrealized loss position for twelve or more months.

The following is a summary of our available-for-sale securities as of December 31, 2010 and 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Certificates of deposit	$1,895,000	$—	$—	$1,895,000

Total available-for-sale securities	$1,895,000	$—	$—	$1,895,000

December 31, 2009
Certificates of deposit	$3,986,000	$—	$—	$3,986,000
Corporate bonds	750,278	452	—	750,730

Total available-for-sale securities	$4,736,278	$452	$—	$4,736,730

At December 31, 2010, all of our available-for-sale securities mature within less than one year.

Supplemental Cash Flow Information

In 2010, 2009 and 2008, we paid interest of $339,281, $361,121, and $409,902, respectively. In 2010 and 2008, we capitalized interest of $20,238 and $47,463, respectively. No interest was capitalized in 2009.

In 2010, we received a federal income tax refund of $597,393 related to refundable alternative minimum taxes paid in previous years, and paid state income taxes of $11,500. In 2009 and 2008, we paid federal and state income taxes of $16,461 and $381,950, respectively.

In 2010, we recorded through the Statement of Operations a decrease in our allowance for doubtful accounts of $114,716. In 2009 and 2008, we recorded through the Statement of Operations an increase in our allowance for doubtful accounts of $93,472 and $78,044, respectively. We had write-offs of $35,902 and $101,412 against the allowance for doubtful accounts in 2010 and 2008, respectively. We had no write-offs against the allowance for doubtful accounts in 2009.

In 2008, we recorded accruals for purchases of property and equipment of $25,250. We had no accruals for purchases of property and equipment in 2010 and 2009.

Accounts Receivable

Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs. If not reserved or exempted through these specific examination procedures, our policy is to reserve 100% of accounts receivable in aging categories greater than 120 days.

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

Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred. For our cryosurgical product sold in the domestic retail market, a provision for estimated product returns is recorded as a reduction of revenue in the same period in which the revenue is recognized. In addition, revenue from domestic retail sales is also recorded net of promotional, advertising, and slotting allowances granted to the retail trade.

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

Significant Customer Concentration

We had the following significant concentrations in revenues and accounts receivable:

	Percentage of Total Revenues
	For the years ended December 31,
Customer	2010	2009	2008
Quest Diagnostics, Incorporated	8%	9%	10%
Abbott Laboratories	—	—	10

	Percentage of Accounts Receivable
	at December 31,
	2010	2009
Quest Diagnostics, Incorporated	10%	7%
National Aids Control Program	2	11

Our distribution agreement with Abbott Laboratories terminated at the end of 2008. Effective January 1, 2009, we began selling the OraQuick ADVANCE® rapid HIV-1/2 test directly to U.S. hospitals and other customers previously served by Abbott. As a result, we had no sales to Abbott during the years ended December 31, 2010 and 2009.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2010, 2009, and 2008, we incurred $209,621, $165,394, and $893,279, respectively, in advertising expenses. Included in advertising expenses for 2008 was $687,308 in reimbursement for marketing expenses incurred for our OTC cryosurgical products.

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

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. As a result of our net losses for the years ended December 31, 2010, 2009 and 2008, outstanding common stock options and unvested restricted stock representing 5,577,771, 6,033,966, and 5,403,228 shares, respectively, were excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

Other Comprehensive Income (Loss)

We classify items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately from accumulated deficit and additional paid-in capital, in the stockholders’ equity section of our balance sheet.

Fair Value of Financial Instruments

As of December 31, 2010, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. In addition, we believe the carrying value of our debt instruments, which do not have readily ascertainable market values, approximate their fair values, given that the interest rates on outstanding borrowings approximate market rates.

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

3.	INVENTORIES:

	December 31,
	2010	2009
Raw materials	$4,453,560	$4,911,570
Work in process	258,335	334,452
Finished goods	2,633,699	3,598,470

	$7,345,594	$8,844,492

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2010	2009
Land	$1,117,788	$1,117,788
Buildings and improvements	16,211,986	15,730,546
Machinery and equipment	16,375,791	14,705,102
Computer equipment and software	4,312,488	3,982,769
Furniture and fixtures	1,517,647	1,469,785
Construction in progress	279,200	772,840

	39,814,900	37,778,830
Less accumulated depreciation	(20,204,317)	(17,764,364)

	$19,610,583	$20,014,466

Depreciation expense was $2,509,658, $2,395,202, and $2,278,257 for 2010, 2009, and 2008, respectively.

5.	PATENTS, PRODUCT RIGHTS AND ACQUIRED IN-PROCESS TECHNOLOGY:

Patents and product rights were as follows:

	December 31,
	2010	2009
HIV-related	$1,900,000	$1,900,000
HCV-related	4,500,000	—
Lateral flow-related	1,500,000	1,500,000
Cryosurgery-related	2,548,620	2,548,620

	10,448,620	5,948,620
Less accumulated amortization	(5,641,701)	(5,139,368)

	$4,806,919	$809,252

Amortization expense for 2010, 2009, and 2008 was $502,333, $542,913, and $898,931, respectively.

Amortization expense for each of the five succeeding fiscal years is estimated as follows:

2011	$744,000
2012	540,000
2013	540,000
2014	491,250
2015	450,000
Beyond	2,041,669

In June 1998, we acquired the patents and exclusive worldwide distribution rights to our cryosurgical product line. The purchase price of $2,548,620, including transaction costs, was recorded as patents and product rights and is fully amortized.

In June 2004, we entered into a sublicense agreement with a third party, pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. The agreement required us to pay the third party a one-time non-refundable license fee of $900,000, which was recorded as patents and product rights and is being amortized through June 30, 2014.

In August 2005, we entered into a license agreement with third parties, pursuant to which we have been granted a limited, personal, non-transferable, non-exclusive license related to certain Hepatitis C Virus (“HCV”) patents held by such parties. The agreement required us to pay the third parties a one-time non-refundable license fee of $1,500,000, which was paid in August 2005. In December 2006, the first milestone was achieved and $3,000,000 was paid in 2007. In November 2008, we achieved a second milestone upon filing our OraQuick® HCV pre-market approval application with the FDA and paid a $1,000,000 license fee. This fee was recognized as acquired in-process technology and included in research and development expense in our 2008 Statement of Operations as additional research and development efforts and regulatory approval was required in order to commercialize this product in the U.S. domestic market.

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

However, we were unable to penetrate the international marketplace with this third-party’s rapid HCV test. In addition, given the impact of the global recession and the deteriorating status of certain third-world economies at that time, we no longer believed that we would be successful in selling a third-party’s rapid HCV test for the foreseeable future. As a result, during the second quarter of 2009, we recorded an impairment charge of $3,028,375 which represented the remaining net book value of the HCV license, patents and product rights.

During 2010, upon achievement of three additional domestic development and commercial milestones, we paid a total of $4,500,000 in license fees pursuant to the terms of this HCV license agreement. Based on our estimate of the cash flows to be received from future product sales in the domestic market that utilize this HCV technology, we capitalized these fees as patent and product rights. We are amortizing the amounts to cost of products sold on a straight-line basis over ten years, which represents the expected life of the product. No additional payments are require under this agreement.

In December 2006, we amended a license agreement with third parties, pursuant to which we have been granted a limited, non-exclusive license to certain lateral flow technology patents held by such parties. The amendment provided for the renewal of our license to certain lateral flow patents held by these parties, the expansion of these patents to future product applications to be developed by us, and the settlement of prior royalty obligations arising prior to the amendment date. It required us to pay the third parties a one-time non-refundable fee of $1,750,000 which was allocated based upon the relative fair values of the items contained in the agreement. Accordingly, in December 2006, we capitalized $1,000,000 as patent and product rights and are amortizing this amount to cost of products sold through December 2011.

6.	PREPAID EXPENSES:

In January 2010, we entered into an agreement with the supplier of HIV peptides used in the manufacture of our OraQuick HIV test. This agreement was executed in connection with the supplier’s bankruptcy and terminated our obligations to exclusively purchase peptides from this supplier and to pay royalties on worldwide sales of our OraQuick® tests. Pursuant to this agreement, we made a one-time payment of $2.1 million to this supplier in full consideration of the termination of the original agreement and satisfaction of all obligations, including our royalty obligations, to this supplier. We also received a fully paid-up worldwide, non-exclusive, non-transferable license to this supplier’s patent rights related to the peptides, which expires on July 8, 2011. We recorded the payment, net of the $1,379,732 in royalties previously accrued, as prepaid royalties, which is being expensed in connection with sales of our OraQuick ADVANCE® HIV test through June 30, 2011.

In July 2009, we entered into a termination and release agreement with the third party from whom we purchased certain patents, trademarks, copyrights and technology related to our Histofreezer® product line. Pursuant to this termination and release agreement, we made a one-time payment of $643,050 to this third party in full consideration of the termination of the original asset purchase agreement we executed with this third party in June 1998, and its related royalty obligations, which extended until December 2011. We recorded this payment, net of the royalties previously accrued, as prepaid royalties, and it was and will be expensed in relation to Histofreezer® revenues through December 31, 2011.

In August 2008, a complaint was filed against the Company in the US District Court for the District of New Jersey by Inverness Medical Innovations, Inc., and Inverness Medical Switzerland GmbH (collectively, “Inverness”) and Church & Dwight Co. Inc., alleging that the Company’s OraQuick ADVANCE® Rapid HIV-1/2 Antibody Test infringed US Patent No. 6,485,982 (the “’982 Patent”). In November 2009, the Company entered into a settlement agreement with Inverness and Church & Dwight and the litigation was dismissed with prejudice. Under the settlement agreement, the Company made a $3,000,000 payment to Inverness. Inverness granted the Company nonexclusive, worldwide, royalty-bearing, non-transferable and nonsublicensable (sub)licenses to certain patent rights, including the ’982 Patent. In addition, each party received limited supply and distribution rights to certain other products developed by the other party. We allocated the $3,000,000 payment based upon the relative fair values of the litigation settlement, of which, $1,451,183 was immediately expensed in our 2009 Statement of Operations and $1,548,817 was recorded as prepaid royalties and it was and will be expensed to cost of goods sold, based on future OraQuick ADVANCE® HIV revenues through December 31, 2012.

7.	ACCRUED EXPENSES AND OTHER:

	December 31,
	2010	2009
Payroll and related benefits	$4,343,350	$4,867,716
Royalties	1,985,799	3,394,991
Deferred revenue	896,531	1,618,798
Clinical research obligations	400,860	658,605
Professional fees	213,308	290,208
Other	1,147,031	672,484

	$8,986,879	$11,502,802

Deferred revenue includes customer prepayments of $851,031 and $1,501,598 at December 31, 2010 and 2009, respectively.

8.	LONG-TERM DEBT:

	December 31,
	2010	2009
Credit Facility	$7,791,680	$8,291,679
Note payable to Pennsylvania Industrial Development Authority, interest at 2%	—	9,761

	7,791,680	8,301,440
Less current portion	(7,791,680)	(509,761)

	$—	$7,791,679

As of December 31, 2010 and 2009, we had in place a $10,000,000 credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum, are payable monthly through June 2011, at which time the remaining unpaid principal balance is payable. Accordingly, beginning on June 30, 2010, our remaining unpaid principal balance was classified as a current liability as it will be payable within the ensuing twelve months. As of December 31, 2010, we had no available borrowings under this Credit Facility. We are evaluating possible options to address the upcoming expiration of the Credit Facility, including refinancing with a new credit facility or other borrowings.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all of our assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in full compliance with all covenants as of December 31, 2010. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

9.	INCOME TAXES:

The components of the income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current
Federal	$—	$(631,688)	$9,590
State	—	9,404	212,494

	—	(622,284)	222,084

Deferred
Federal	(1,214,773)	(2,115,338)	(3,200,853)
State	(91,805)	(35,591)	(472,064)

	(1,306,578)	(2,150,929)	(3,672,917)
Change in valuation allowance	1,306,578	2,150,929	25,978,167

	—	—	22,305,250

Total income tax provision (benefit)	$—	$(622,284)	$22,527,334

In November 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was enacted. This new law extended the carryback period for a net operating loss (“NOL”) from two years up to a maximum of five years. The carryback of the NOL can be applied to both regular tax NOLs and alternative minimum tax NOLs (“AMT NOL”). The new law also eliminates the 90% limitation on the use of any AMT NOLs. As a result of the elimination of the 90% limitations, in 2009 we elected to carryback our 2008 AMT NOL to our 2007, 2006, and 2005 tax years and applied for a refund of the AMT taxes paid for those years. As such, in the fourth quarter of 2009, we recorded a $632,000 federal benefit associated with the AMT NOL carryback.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.9)	(0.2)	(2.8)
Nondeductible expenses and other	6.8	3.1	3.4
Research and development credits	(9.7)	(1.8)	(6.1)
Change in valuation allowance, federal and state	37.8	25.5	297.0

Effective tax rate	—%	(7.4)%	257.5%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our total deferred tax asset as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$17,258,574	$18,740,789
Inventory	1,001,425	1,047,607
Capitalized research and development costs	3,639,949	1,179,422
Accruals and reserves currently not deductible	1,228,788	1,185,360
Patent costs	1,814,528	2,078,303
Depreciation and amortization	(1,129,974)	(1,077,860)
Stock-based compensation	3,672,184	3,361,386
Research and development tax credit carryforward	1,316,804	980,410

Net deferred tax asset	28,802,278	27,495,417
Valuation allowance	(28,802,278)	(27,495,417)

Net deferred tax asset	$—	$—

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards.

Pursuant to FASB accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered when evaluating the need for a valuation allowance and this evidence is difficult to overcome. Based upon our pre-tax loss in 2008, and our projection of a pre-tax loss in 2009, which would result in a net cumulative three-year loss and the volatility and uncertainty in the global economy, we determined that it was more likely than not that our net deferred tax assets would not be realized in the immediate future. Accordingly, we recorded an income tax charge of $25,978,167 in the fourth quarter of 2008 to establish a full valuation allowance against our net deferred tax asset. During 2010 and 2009 we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our deferred income tax asset will not be realized in the immediate future. As such, we maintained a full valuation allowance against our net deferred tax assets as of December 31, 2010 and 2009.

Our federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2011	$1,215,525
2017-2018	7,563,004
2019	12,807,326
2020-2024	16,397,737
2025-2030	12,420,404

$50,403,996

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

As of December 31, 2010, our gross unrecognized tax benefits totaled $2,089,801 of which, if recognized, $2,064,643 would result in a reduction to our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2010, 2009 and 2008. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended December 31, 2000 through 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance as of January 1	$2,044,929	$2,184,370	$2,370,526
Additions based on tax positions related to the current period	51,793	10,121	46,836
Additions for tax positions of prior periods	—	—	28,021
Reductions for tax positions of prior periods	(6,921)	(149,562)	(105,729)
Settlements	—	—	(155,284)

Balance as of December 31	$2,089,801	$2,044,929	$2,184,370

10.	STOCKHOLDERS’ EQUITY:

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

Under the terms of the 2000 Plan, nonqualified options may be granted to eligible employees, including our officers at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may be either unlimited or have a specified period in which to vest and be exercised. To date, options generally have been granted with ten-year exercise periods and an exercise price not less than the fair market value on the date of grant. Options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over the next three years.

As of December 31, 2010, 2,555,240 shares were available for future grants under the 2000 Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2010	2009	2008
Risk-free interest rate(1)	1.89%	1.50%	2.50%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	54%	53%	46%
Expected life of stock options (in years)(3)	4	4	4

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Expected stock price volatility is based upon historical experience.
(3)	Expected life of stock options is based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.24, $1.22 and $2.84, respectively.

Amounts recognized in the financial statements related to stock options were as follows:

	Years Ended December 31,
	2010	2009	2008
Total compensation cost during the year	$876,918	$1,314,014	$2,103,259
Amounts capitalized into inventory during the year	(40,332)	(55,381)	(142,965)
Amounts recognized in cost of products sold for amounts previously capitalized	63,001	128,805	229,860

Amounts charged against income	$899,587	$1,387,438	$2,190,154

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the years ended December 31, 2010, 2009 and 2008 was $9,024, $79,884, and $31,037, respectively.

The following table summarizes the stock option activity under the 2000 Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2008	4,726,541	$7.63
Granted	604,049	7.27
Exercised	(14,786)	6.26
Forfeited	(185,097)	7.86

Outstanding on December 31, 2008	5,130,707	7.58
Granted	681,708	2.89
Exercised	(30,911)	0.80
Forfeited	(349,839)	6.61

Outstanding on December 31, 2009	5,431,665	7.09
Granted	709,230	5.15
Exercised	(2,844)	2.81
Forfeited	(634,518)	7.19

Balance, December 31, 2010	5,503,533	$6.83	5.43	$2,677,316

Vested or expected to vest as of December 31, 2010	5,443,457	$6.86	5.39	$2,601,134

Exercisable on December 31, 2010	4,461,755	$7.32	4.68	$1,329,831

As of December 31, 2010, there was $2,146,338 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.0 years.

Net cash proceeds from the exercise of stock options were $7,977, $24,807 and $92,517 for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2010:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining life, in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$2.55–$3.63	567,319	8.19	$2.90	256,696	$2.87
$3.71–$5.19	926,822	10.37	4.87	305,822	4.31
$5.28–$5.87	718,927	2.86	5.71	703,927	5.72
$6.37–$6.98	565,628	2.20	6.90	555,237	6.91
$7.48–$8.06	805,957	5.22	7.90	738,701	7.89
$8.18	30,000	5.75	8.18	30,000	8.18
$8.20	583,575	3.04	8.20	583,575	8.20
$8.28–$8.97	564,509	5.33	8.49	553,252	8.49
$9.04–$10.25	553,796	5.18	9.44	547,545	9.44
$10.29–$12.69	187,000	1.47	10.78	187,000	10.78

	5,503,533	5.43	$6.83	4,461,755	$7.32

The 2000 Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,354,109, $2,621,723 and $3,352,876 related to restricted shares was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes restricted stock award activity under the 2000 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2008	882,961	$8.24
Granted	418,565	7.83
Vested	(393,551)	8.08
Forfeited	(76,487)	8.31

Issued and unvested, December 31, 2008	831,488	8.11
Granted	429,870	2.82
Vested	(370,457)	8.39
Forfeited	(71,024)	5.38

Issued and unvested, December 31, 2009	819,877	5.44
Granted	454,715	5.19
Vested	(429,309)	5.51
Forfeited	(53,127)	5.15

Issued and unvested, December 31, 2010	792,156	$5.28

Issued and expected to vest, December 31, 2010	792,156	$5.28

As of December 31, 2010, there was $2,264,291 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.3 years.

In connection with the vesting of restricted shares during the years ended December 31, 2010, 2009 and 2008, we purchased and immediately retired 136,042, 132,785 and 135,432 shares with aggregate values of $708,785, $391,590 and $995,367, respectively, in satisfaction of minimum tax withholding obligations.

Certain of our share-based payment arrangements are vested stock options held by certain nonemployee consultants and are accounted for as liability-classified awards. The fair value of these awards is remeasured at each financial reporting date until the awards are settled or expire. As of December 31, 2010 and 2009, $2,217 and $8,911, respectively, was included in accrued expenses and other liabilities, respectively, for stock options to acquire 8,000 and 58,000 shares, respectively, of common stock, which remain unexercised. For the years ended December 31, 2010, 2009 and 2008, the mark-to-market adjustment recorded as a reduction of compensation costs in the Statements of Operations was $6,695, $3,074 and $137,332, respectively.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000,000 of our outstanding common shares. No shares were purchased and retired in 2010. During the year ended December 31, 2009, we purchased and retired 108,293 shares of common stock at an average price of $2.85 per share. During the year ended December 31, 2008, we purchased and retired 1,147,730 shares of common stock at an average price of $4.46 per share.

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

2011	$500,000
2012	500,000
2013	500,000
2014	500,000
2015	500,000
Thereafter	1,291,667

$3,791,667

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are $62,442 for 2011.

Rent expense for 2010, 2009 and 2008 was $162,584, $181,124, and $184,128, respectively.

Purchase Commitments

As of December 31, 2010, we had outstanding non-cancelable purchase commitments in the amount of $2,634,454 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, extending through 2013, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments of $2,245,500, $1,171,000 and $250,000 in 2011, 2012, and 2013, respectively.

Litigation

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

12.	RETIREMENT PLANS:

Substantially all of our employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4,000 per year. Contributions to the 401(k) Plan, net of forfeitures, were $597,285, $563,017, and $579,592 in 2010, 2009, and 2008, respectively.

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

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008
United States	$63,520	$62,209	$57,391
Europe	6,493	6,592	7,746
Other regions	5,002	8,225	5,967

	$75,015	$77,026	$71,104

15.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2010 and 2009. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (all amounts in thousands, except per share amounts).

	2010 Results
	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$17,945	$19,218	$19,034	$18,818
Costs and expenses	20,121	19,753	18,745	19,750

Operating income (loss)	(2,176)	(535)	289	(932)
Other income (expense), net	(19)	(18)	(15)	(91)

Income (loss) before income taxes	(2,195)	(553)	274	(1,023)
Income tax benefit	—	—	—	—

Net income (loss)	$(2,195)	$(553)	$274	$(1,023)

Earnings (loss) per share(1)
Basic and Diluted	$(0.05)	$(0.01)	$0.01	$(0.02)

	2009 Results
	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$17,256	$17,274	$21,609	$20,887
Costs and expenses	19,116	22,579 (2)	19,834	24,289 (3)

Operating income (loss)	(1,860)	(5,305)	1,775	(3,402)
Other income, net	242	145	24	(54)

Income (loss) before income taxes	(1,618)	(5,160)	1,799	(3,456)
Income tax provision (benefit)	—	—	—	(622)

Net income (loss)	$(1,618)	$(5,160)	$1,799	$(2,834)

Earnings (loss) per share
Basic and Diluted	$(0.04)	$(0.11)	$0.04	$(0.06)

(1)	The summation of the quarterly amounts may not equal the year-end amounts as included in the financial statements due to the use of weighted-average shares for each period.
(2)

During the second quarter of 2009, we recorded an impairment charge of $3.0 million related to license payment for certain HCV patents, which were previously capitalized. See further discussion in Note 5.

(3)	During the fourth quarter of 2009, we settled a patent infringement lawsuit and recorded a litigation expense of $1.5 million.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, amended and restated as of August 18, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels.*

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.6	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.7	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair.*

10.8	Employment Agreement, dated September 23, 2005, between OraSure Technologies, Inc. and Stephen R. Lee, Ph.D., is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed September 28, 2005.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.10	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Stephen R. Lee, Ph.D.*

10.11	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.12	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

Exhibit Number	Exhibit

10.13	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett.*

10.14	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.15	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.16	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna.*

10.17	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II.*

10.18	Description of Non-employee Director Compensation Policy, as amended as of February 15, 2010, is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.19	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.20	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.21	OraSure Technologies, Inc. 2000 Stock Award Plan, as amended and restated effective as of May 13, 2008, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 19, 2008.*

10.22	Form of Restricted Share Grant Agreement (Officers and Employees) is incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.23	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.24	Incentive Stock Option General Terms and Conditions (Officers and Employees) is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.25	Nonqualified Stock Option Award General Terms and Conditions (Officers and Employees) is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.26	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.27	Description of the OraSure Technologies, Inc. 2011 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 23, 2011.*

10.28	Description of the OraSure Technologies, Inc. 2010 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 19 2010.*

10.29	Description of the OraSure Technologies, Inc. Long Term Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 23, 2011.*

Exhibit Number	Exhibit

10.30	Description of the OraSure Technologies, Inc. 2010 Stock Award Guidelines is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 19, 2010.*

10.31	Loan and Security Agreement, dated as of September 10, 2002, between Comerica Bank – California and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.32	First Amendment to Loan and Security Agreement, dated as of May 23, 2003, between OraSure Technologies, Inc. and Comerica Bank – California, is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.33	Second Amendment to Loan and Security Agreement, dated as of September 12, 2003, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 17, 2003.

10.34	Third Amendment to Loan and Security Agreement, dated as of April 21, 2005, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 27, 2005.

10.35	Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2006, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 30, 2006.

10.36	Fifth Amendment to Loan and Security Agreement, dated as of June 28, 2007, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed July 5, 2007.

10.37	Settlement Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.38	License Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.