Form 10-K
period 2011-12-31
ORASURE TECHNOLOGIES INC
filed 2012-03-14
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011): $391,263,048

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 7, 2012: 48,175,889 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

References in this Annual Report to “OraSure” mean OraSure Technologies, Inc. References in this Annual Report to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

PART I

ITEM 1.	Business.

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the over-the-counter (“OTC”) or consumer retail markets in North America, Europe, Central and South America, and Australia.

In vitro diagnostic testing is the process of analyzing oral fluid, blood, urine and other bodily fluids or tissue for the presence of specific substances or markers. We have targeted the use of oral fluid in our products as a differentiating factor and believe that it provides a significant competitive advantage over blood and urine. Our oral fluid tests have sensitivity and specificity comparable to blood and/or urine tests. When combined with their ease of use, non-invasive nature, and cost effectiveness, our oral fluid tests represent a very competitive alternative to the more traditional testing methods in the diagnostic space.

In August 2011, we completed the acquisition of DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada. DNAG manufactures and sells oral fluid collection kits that are used to collect samples of genetic material (DNA and RNA) for molecular testing in the academic research, clinical, pharmacogenomics, personalized medicine, animal and livestock genetics markets. DNAG’s lead product, the Oragene® sample collection kit, provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from saliva. DNAG serves customers in many countries worldwide, including many leading research universities and hospitals in the world.

OraSure was formed in May 2000 under Delaware law solely for the purposes of combining two companies, STC Technologies, Inc. (“STC Technologies”) and Epitope, Inc. (“Epitope”), and changing the state of incorporation of Epitope from Oregon to Delaware. STC Technologies and Epitope were merged into OraSure on September 29, 2000. Our principal offices are located at 220 East First Street, Bethlehem, Pennsylvania 18015, and our telephone number is (610) 882-1820.

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

Marketed Marketed Marketed

OraQuick® HIV-1/2 OTC	A rapid, point-of-care qualitative oral fluid HIV-1/2 test intended to be sold in various OTC markets.	PMA application for OTC use is pending with FDA.	Not Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.

PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.

Clinical program for oral fluid claim remains pending.

CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.

Marketed Not Marketed Marketed

Product	Description	Regulatory Status	Commercial Status
OraSure QuickFlu™ Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash.	Marketed

OraSure®	Oral fluid collection device for the detection of antibodies to HIV-1 and for detection of cocaine and cotinine in an oral fluid sample in a laboratory setting.

PMA approved by FDA for use in detecting antibodies to HIV-1.

FDA 510(k) cleared for use in detecting cocaine and cotinine (an indicator of nicotine) in oral fluid.

CE marked and registered in various countries.

Marketed Marketed Marketed

Intercept®	Oral fluid collection device for oral fluid drugs of abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with MICRO-PLATE DOA assays. CE marked and registered in certain countries.	Marketed Marketed

MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays—FDA 510(k) cleared. Assays CE marked and registered in certain countries.	Marketed Marketed

Homogeneous DOA Assays	Homogeneous fully-automated oral fluid DOA assays jointly developed with Roche Diagnostics for use on oral fluid samples collected with Intercept® device.	FDA 510(k) cleared for use of PCP, opiates, cocaine, methamphetamines and amphetamines assays with Intercept® collection device. Clinical studies for marijuana and barbiturates underway.	Marketed

Cryosurgical Systems—Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	Nine indications—FDA 510(k) cleared. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems—OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.

FDA 510(k) cleared for common and plantar warts.

Registered in Canada for warts and skin tags.

CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names.

CE marked for skin tags.

Marketed Marketed Marketed Not Marketed

Product	Description	Regulatory Status	Commercial Status
Oragene®·DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for in vitro diagnostic use with FDA-cleared molecular tests.	Marketed

Oragene®·DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE mark and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed

Oragene®·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	Research use only product.	Marketed

Oragene®·RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed

ORAcollect™	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in the U.S. and Canada. Registered in various other countries.	Marketed

OMNIgene™·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Performagene™· LIVESTOCK and Oragene®·ANIMAL	All-in-one systems for the collection, stabilization, transportation, and storage of livestock DNA from nasal samples.	Animal research use only	Marketed

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

OraQuick® Rapid HIV Test

OraQuick® is our rapid point-of-care test platform designed to test oral fluid, whole blood (i.e., both finger-stick and venous), plasma and serum samples for the presence of various antibodies or analytes. The device uses a porous flat pad to collect an oral fluid specimen. After collection, the pad is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. When blood, plasma or serum is to be tested, a loop collection device is used to collect a drop of the specimen and mix it in the developer solution, after which the collection pad is inserted into the solution and allowed to develop. In all cases, the specimen and developer solution then flow through the testing device where test results are observable in approximately 20 minutes. The OraQuick® device is a screening test and generally requires a confirmation test where an initial positive result is obtained.

This product is sold under the OraQuick ADVANCE® name in North America, Europe and certain other countries and under the OraQuick® name in other developing countries. The test has received PMA approval from the FDA for the detection of antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick whole blood, venous whole blood and plasma. This test is available for use by laboratories located in the United States certified under the Clinical Laboratory Improvements Amendment of 1988, or CLIA, to perform moderately complex tests. We have also received a CLIA waiver for use of the test with oral fluid and finger-stick and venous whole blood. As a result, the test can be used by numerous additional sites in the United States not certified under CLIA to perform moderately complex tests, such as outreach clinics, community-based organizations and physicians’ offices.

On the international front, we have obtained a CE mark for our OraQuick ADVANCE® test so that we can sell this product in Europe and other countries accepting the CE mark for commercialization and this product is registered in other countries. We have distributors in place for several countries and are seeking to increase awareness and expand our distribution network for this product throughout the world.

We believe that the OraQuick ADVANCE® device, because it is approved for detecting antibodies to both HIV-1 and HIV-2 in finger-stick and venous whole blood, oral fluid and plasma samples, provides a significant competitive advantage in the market for rapid HIV testing in the United States and elsewhere.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. Like the OraQuick® HIV test, this product is a qualitative test that can detect antibodies to the Hepatitis C virus, or HCV, in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick® HIV test.

We have received FDA approval for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first rapid HCV test approved by the FDA for use in the United States. In November 2011, we also received a CLIA waiver for use of this product in the same specimen types. Our clinical program for approval of an oral fluid claim for this product is on hold pending further discussions with the FDA. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe and other foreign countries.

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

This product is manufactured for us under an agreement with Princeton BioMeditech Corporation. The OraSure QuickFlu™ test is currently available for sale in certain U.S. markets.

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

In an effort to expand our Intercept® product line and meet the needs of our laboratory customers, we have jointly developed with Roche Diagnostics a series of homogeneous fully-automated oral fluid drugs of abuse assays. These assays use Roche’s KIMs (kinetic interaction of micro-particles in solution) technology and will run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved by our laboratory customers with urine-based drug tests. FDA 510(k) clearance has been received for assays to detect PCP, opiates, cocaine, methamphetamines and amphetamines. Clinical studies for THC and barbiturate assays are in process.

The high-throughput assays will be distributed in the U.S. and internationally by OraSure and Roche pursuant to a commercialization agreement between the parties. Sales of the assays in the U.S. are expected to begin in 2012.

Cryosurgical Systems (Skin Lesion Removal Products)

The Histofreezer® cryosurgical removal system is a low-cost alternative to liquid nitrogen and other methods for removal of warts and other benign skin lesions by physicians. The Histofreezer® product mixes three cryogenic gases in a small aerosol canister. When released, these gases are delivered to a specially designed foam bud, cooling the bud to a maximum of –50°C to –55°C. The frozen bud is then applied to the wart or lesion for 15 to 40 seconds (depending on the type of lesion) creating localized destruction of the target area by freezing. We have received 510(k) clearance for use of the Histofreezer® product to remove common warts and eight other types of benign skin lesions, and this product has been CE marked and registered for distribution in Canada, throughout Europe and in certain other foreign countries.

Internationally, we sell an OTC cryosurgical product through our distributor Genomma Labs, under the POINTTS tradename, in Mexico and a number of South and Central American countries. We also sell a CE marked cryosurgical wart removal product into the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. In 2011, we began selling OTC cryosurgical products for the treatment of both warts and skin tags to retailers in Canada on a private label basis.

Molecular Collection Systems

Our wholly-owned subsidiary, DNAG, sells a number of products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA and/or RNA from human and animal biologic samples. DNAG’s lead product is sold under the Oragene® name and is used to collect DNA from human saliva. DNAG products are currently sold to thousands of academic and research customers in many countries worldwide.

DNAG products are available in several different configurations and contain proprietary chemical solutions that are optimized for the specific application each product is designed for. Product physical design is focused on providing easy-to-use and reliable products for self or assisted collection of samples. For example, several of the Oragene® products require users to simply hold the product close to their mouth and spit into the collection device. When the container is closed the reagents stored in the lid of the container are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology results in high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

We believe these products provide significant advantages over competing DNA and RNA collection methods such as blood collection or buccal swabs, particularly in human genetic applications. Benefits include the reliable collection of high quality genetic samples, use of simple non-invasive collection methods, the ability to store and transport collected samples for extended periods at ambient temperatures and compatibility with fully-automated laboratory testing systems.

DNAG products historically have been sold primarily as Class I medical devices for use by research and academic institutions. In late 2011, DNAG received FDA 510(k) clearance for the Oragene®—Dx product and began marketing this product to clinical diagnostics and personalized medicine customers in the U.S. in the first quarter of 2012. This clearance will enable the Oragene®—Dx product to be used with other FDA-cleared molecular diagnostic applications.

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

We are currently devoting significant resources to obtaining FDA approval to sell our OraQuick® HIV-1/2 test in the United States OTC market. We have developed an information and referral system and product packaging and labeling suitable for the OTC market. In 2011, we completed the final phase of clinical testing for this product and submitted the final of three modules to our pre-market approval, or PMA, application to the FDA.

Several other new products based on the OraQuick® technology platform are in varying stages of development. A second generation rapid HIV-1/2 antibody test, which we believe will provide improved performance compared to our current product, is being developed and the feasibility of several assays for certain other infectious diseases is being evaluated.

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

Since January 2011, the Drug Testing Advisory Board (“DTAB”) has been evaluating oral fluid as a potential alternative specimen to be permitted under the Mandatory Guidelines for Federal Workplace Drug Testing Programs (the “Guidelines”). The Guidelines govern workplace drug testing of federally-regulated workers. Based on its evaluation, DTAB has recommended that oral fluid be included as an alternative specimen in the Guidelines, and the Substance Abuse and Mental Health Services Administration has approved this recommendation. If and when issued in final form, these regulations will likely require certain modifications to our Intercept® product in order to permit its use by federal workers. As a result, we are developing modifications to the Intercept® collection device that we anticipate will be required by these regulations or otherwise desired by our customers. This new version of our Intercept® device is also expected eventually to be used with the high-throughput drug assays jointly developed with Roche Diagnostics.

Molecular Collection Systems

Molecular testing in both the research and clinical diagnostics markets continues to evolve at a rapid pace. As a result, we expect to continue development activities designed to modify the capabilities and fit of the DNAG products to meet the evolving needs of existing and potential molecular testing market applications. To address unique customer needs, we will continue to develop new chemical and/or physical platforms as needed by our customers. DNAG has a number of development projects underway to expand its product offerings in three primary market segments—human genetics, infectious disease testing and animal testing.

Research and Development

In 2011, our research and development activities focused primarily on clinical and regulatory activities related to obtaining a CLIA waiver for our OraQuick® HCV test, completing the final phase of clinical testing and preparing and filing a PMA application for FDA approval of an OraQuick® HIV OTC test, development of next generation versions of our OraQuick® HIV and Intercept® products and assessing initial feasibility of certain other products.

From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $18.4 million in 2011 (including $1.0 million of DNAG expenses since the August 2011 acquisition), $13.2 million in 2010 and $13.4 million in 2009. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Revenues attributable to customers in the United States were $67.6 million, $63.5 million and $62.2 million in 2011, 2010 and 2009, respectively. Revenues attributable to international customers amounted to $14.2 million, $11.5 million and $14.8 million, or 17%, 15% and 19% of our total revenues, in 2011, 2010 and 2009, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 12 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing

We market the OraQuick ADVANCE® rapid HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations, that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician market. In 2010, we engaged two manufacturers’ representative organizations to assist with sales to U.S. physicians.

Internationally, we distribute our OraQuick® HIV test in Europe and other foreign countries. We expect to increase the number of countries where this product is sold as we find new distributors and complete registrations in additional countries.

We market the OraSure® oral fluid collection device for HIV-1 testing, on its own and as a kit in combination with laboratory testing services. To better serve our public health customers, we have contracted a commercial laboratory to provide prepackaged OraSure® test kits, with prepaid laboratory testing and specimen shipping costs included. We also sell the OraSure® device in the international public health market.

Based on the FDA approvals in place during most of 2011, our OraQuick® HCV test has been sold primarily to customers operating CLIA-certified laboratories. In late 2011, we received a CLIA waiver for this product, which will enable us to expand sales to non-CLIA certified settings, primarily in the U.S. public health and physician office markets. We also sell this test in Europe and other countries through distributors.

We previously entered into agreements with Merck & Co. Inc. (“Merck”) to collaborate on the development and promotion of our OraQuick® HCV test. Under the terms of these agreements, we have been and in the future may be reimbursed by Merck for a portion of our costs to develop the test and obtain regulatory approvals. Merck will also provide detailing and other promotional support for the test in the physicians’ office market in the United States and internationally.

We have distribution rights to an FDA 510(k) cleared rapid flu A&B test, which we market under our proprietary OraSure QuickFlu™ tradename. Under our agreement with the supplier of this product, we are permitted to sell this product into the U.S. hospital and public health markets.

Substance Abuse Testing

Our substance abuse testing products are marketed to laboratories serving the workplace testing, forensic toxicology, criminal justice and drug rehabilitation markets in the U.S. and in certain international markets.

We have entered into agreements for the distribution of Intercept® collection devices and associated MICRO-PLATE assays for drugs-of-abuse testing in the workplace testing market in the United States and Canada through several laboratory distributors and internationally for workplace, criminal justice and forensic toxicology testing through other distributors. In some cases, we assist our laboratory customers in customizing their testing services by selling them equipment required to test oral fluid specimens collected with the Intercept® device.

We also market the Intercept® collection device on its own and as a kit in combination with laboratory testing services. To better serve our workplace customers, we have contracted with commercial laboratories to provide prepackaged Intercept® test kits, with prepaid laboratory testing and specimen shipping costs included.

The criminal justice market in the United States for our substance abuse testing products consists of a wide variety of entities in the criminal justice system that require drug screening, such as pre-trial services, parole and probation offices, police forces, drug courts, prisons, drug treatment programs and community/family service programs. The forensic toxicology market consists of several hundred laboratories including federal, state and county crime laboratories, medical examiner laboratories and reference laboratories.

As discussed above, the FDA has issued 510(k) clearances for the use of fully-automated high-throughput oral fluid assays for the detection of PCP, opiates, cocaine, methamphetamines and amphetamines with oral fluid samples collected with our Intercept® device. In 2012, we expect to begin selling the cleared assays as part of our Intercept® drug testing system into the workplace, criminal justice, hospital and government markets in collaboration with Roche Diagnostics.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson HBOC, Physicians Sales & Service, AmerisourceBergen Corporation, and Henry Schein. We have also engaged two manufacturers’ representative organizations to help our U.S. distributors promote and sell Histofreezer®. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

We distribute cryosurgical wart removal products in the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma Labs. In 2011, we began selling OTC cryosurgical products for the removal of warts and skin tags under private label arrangements with retailers in Canada.

Insurance Risk Assessment

We currently market the OraSure® oral fluid collection device for use in screening life insurance applicants in the United States and internationally to test for three of the most important underwriting risk factors: HIV-1, cocaine and cotinine (a metabolite of nicotine). Devices are sold to insurance testing laboratories, which in turn sell the devices to insurance companies, usually in combination with testing services.

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

There exists a wide range of policy limits where our OraSure® product is being used. In general, many (but not all) of our insurance company customers use the OraSure® device in connection with life insurance policies having face amounts of up to $250,000, with some customers using the device for policies of up to $500,000 in amount. Some insurance companies have chosen to extend their testing to lower policy limits where they did not test at all before, while others have used OraSure® to replace some of their blood and urine-based testing. More recently, some insurance customers have adopted a “Simplified Issues” policy, where lab testing is no longer required and instead the applicant completes a questionnaire about personal behaviors.

We also sell our AUTO-LYTE® assays and reagents in the insurance testing market directly to certain laboratories.

Molecular Collection Systems

DNAG primarily sells its products directly to its customers through its own global sales force. In some countries distributors are used, particularly in the Asia-Pacific region. Over half of DNAG’s employees work in the areas of sales, marketing, business development or product management. The significant majority of employees who deal directly with customers have molecular science backgrounds, which we believe is useful in selling and marketing molecular collection products, and more importantly, in identifying and evaluating new market and business opportunities.

Historically, most of DNAG revenues have been derived from product sales into the academic and research markets. A significant portion of DNAG’s sales is derived from repeat customers. The clinical diagnostic market for human genetics is still in its early stages with only a few diagnostic customers currently using DNAG’s products. DNAG has a number of established global customers in the livestock market, including breed associations and research institutions. Finally, a molecular collection product focused on the infectious disease testing market was launched by DNAG in mid-2011.

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and the OraSure® and Intercept® oral fluid collection devices accounted for total revenues of $41.7 million, $12.0 million and $10.7 million in 2011, $40.0 million, $11.9 million and $11.2 million in 2010, and $43.8 million, $10.9 million and $12.5 million in 2009, respectively.

We had no individual customers who accounted for more than 10% of our total revenues in 2011, 2010, or 2009.

Financial Information by Segment

We operate our business within two reportable segments. The first is our core “OraSure” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery. The second segment is the business of our newly acquired subsidiary, DNAG, which is based in Ottawa, Canada and manufactures and sells oral fluid collection devices that are used to collect samples of genetic material for molecular testing.

OraSure revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OraSure also derives revenues from licensing and production development activities. DNAG revenues consist of product sold into the Unites States and internationally in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements, included elsewhere in this Annual Report.

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® HCV test, OraSure® and Intercept® collection devices, Western blot HIV-1 confirmatory test, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We can purchase the HIV antigens and the nitrocellulose used in the OraQuick® test, the HCV antigens used in the OraQuick® HCV test and the antigen used in the Western blot HIV-1 confirmatory test only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens or nitrocellulose used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete and could disrupt our ability to manufacture and sell the affected products.

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

The Histofreezer® product sold in the U.S. is assembled by U.S. vendors and the Histofreezer® product sold internationally is assembled in the Netherlands by Koninklijke, Utermöhlen, N.V., the company from which we acquired the product in 1998. The cryosurgical wart removal products distributed in OTC markets are also assembled by vendors located in the United States. We believe that additional suppliers of all of our cryosurgical products are available on terms no less favorable than the terms of our existing supply agreements in the event that our current suppliers would be unable or unwilling to continue manufacturing these products.

DNAG has engaged two third-party manufacturers to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, including one critical component that is purchased from a sole source supplier. We believe there are other suppliers that can manufacture and supply the raw materials and components for the DNAG products.

Employees

As of December 31, 2011, we had 308 full-time employees (including 77 employees at our subsidiary, DNAG), including 105 in sales, marketing and client services; 35 in research and development; 116 in operations, manufacturing, quality control, information systems, purchasing and shipping; 21 in regulatory affairs; and 31 in administration and finance. This compares to 231 employees as of December 31, 2010. Our employees are not currently represented by a collective bargaining agreement.

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

Several companies market or have announced plans to market oral specimen collection devices and tests both within and outside the United States. We expect the number of devices competing with our OraQuick®, OraSure® and Intercept® devices to increase as the benefits of oral fluid-based testing become more widely accepted.

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

The OraQuick® HCV test competes against laboratory-based HCV blood tests in the U.S. Major suppliers of these competing tests are Abbott Labs, Siemens, Ortho-Clinical Diagnostics, Roche and Bio-Rad. In non-U.S. countries, our OraQuick® HCV test competes against other rapid HCV blood tests in addition to the laboratory-based tests.

The OraSure QuickFlu™ test competes primarily against other rapid flu tests sold by various third parties into the U.S. hospital and public health markets. The principal suppliers of these competing tests include Quidel and Alere.

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

The fully-automated homogeneous oral fluid drugs of abuse assays, which were jointly developed with Roche Diagnostics for use with our Intercept® device, compete against both homogeneous urine assays, which have dominated the drug testing market for many years, and other homogeneous oral fluid assays that have come on the market more recently. Competing homogeneous urine assays are sold by a number of competitors. Competing oral fluid homogeneous assays are sold by Thermo Fisher and Immunologics.

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

Q.E.D.® has two primary competitors, Ansys Technologies and Chematics. These companies offer semi-quantitative saliva-based alcohol tests and have received U.S. Department of Transportation approval. Indirect competitors who offer breath testing equipment include Intoximeters, Dräger and CMI. Although there are lower priced tests on the market that use oral fluid or breath as a test medium, these tests are qualitative tests that are believed to be substantially lower in quality and provide fewer benefits than our Q.E.D.® test.

Finally, DNAG’s Oragene® product line competes against other types of collection devices used for molecular testing, such as blood collection devices and buccal swabs. These competing products are offered by a number of companies and are often sold for prices lower than the prices charged for the Oragene® products.

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

We have four United States patents for our OraQuick® platform, and we have several related patent applications pending in the United States and internationally. Three of these patents expire from March to July 2019 and the fourth in August 2027. We have obtained licenses to certain lateral flow patents and to certain HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we use to manufacture and sell a rapid HCV test on the OraQuick® technology platform. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

One of the lateral flow patent licenses was obtained as part of a patent infringement litigation settlement with Alere (formerly Inverness Medical) in 2009. Under that license, royalties on net sales of our OraQuick® HIV products begin in 2013 and royalties on net sales of our OraQuick® HCV test begin in 2012.

We may need to obtain licenses or other rights under, or enter into distribution or other business arrangements in connection with, certain other intellectual property patents in order to manufacture and sell the OraQuick ADVANCE® HIV test or other tests that use the same or similar technology platform. See Section 1A, entitled “Risk Factors,” for a further discussion of these issues.

We have five United States patents and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from July 2012 to September 2025. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

We hold, through our subsidiary, DNAG, six United States patents and numerous foreign patents issued for compositions, methods and apparatus for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from June 2023 through May 2030.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu™, Q.E.D.®, Oragene®, ORAcollect™, OMNIgene™, Performagene™ and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma Labs.

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

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s regulations to have an approved premarket application, “PMA”), the FDA must approve a PMA before marketing can begin. PMAs must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A PMA is typically a complex submission, including the results of preclinical and clinical studies. Preparing a PMA is a detailed and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, often requiring one year or more, and may include requests for additional data and facility inspections before approval is granted, if at all.

Some of our products are used for research only or other non-medical purposes and many of our drugs-of-abuse products sold to state crime laboratories are for forensic use. The FDA does not currently regulate products used for these purposes.

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

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, prohibit any facility that does laboratory testing on specimens derived from humans from providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings, unless there is in effect for such facility a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. Tests may be waived from this regulatory oversight if they meet certain requirements established under CLIA. We consider the applicability of the requirements of CLIA in the design and development of our products. We have obtained a waiver of the CLIA requirements for our OraQuick ADVANCE® rapid HIV-1/2 antibody test, our OraQuick® HCV rapid antibody test and our Q.E.D.® alcohol saliva test and may seek similar waivers for certain other products. A CLIA waiver allows certain customers to use the waived products that may not have been able to use them without complying with applicable quality control and other requirements.

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

We received authorization to use the CE mark for the OraQuick ADVANCE® HIV-1/2 test, the OraQuick® HCV test, the OraSure® and Intercept® collection devices, our Histofreezer® product line, our OTC cryosurgical removal product and certain of the Oragene® collection kits sold by DNA Genotek.

We must also comply with certain registration and licensing requirements as dictated by Health Canada, prior to commencing sales in Canada. We have completed this process for several of our current products and may do so with respect to other products in the future. In addition, Canadian law requires manufacturers of medical devices to have a quality management system that meets various ISO requirements in order to obtain a license to sell their devices in Canada.

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

The foregoing discussion of our business should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 15 of this Annual Report.

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

The process of obtaining required approvals or registrations from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals and registrations can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain approval or registration. The submission of an application to the FDA or other international regulatory authority does not guarantee that an approval or registration to market the product will be received. A regulatory authority may impose requirements as a condition to granting an approval or registration, may include significant restrictions or limitations as part of any approval or clearance it grants and may delay or refuse to grant approval or registration, even though a product has been approved without restrictions or limitations in another country or by another agency.

In 2011, we completed the final phase of clinical studies for FDA approval of our OraQuick® HIV-1/2 test for sale in the United States OTC market, and we filed all three modules to our PMA application for this product. Since a rapid HIV test has never before been approved by the FDA for OTC use, its approval will depend on the FDA’s evaluation of our PMA application and our further discussions with the agency and its advisory committees. There can be no assurance that the FDA will approve an OraQuick® HIV OTC test based on our clinical trials. Failure to obtain or any delay in obtaining this approval could result in significantly lower future revenues or increased costs and may adversely affect our financial performance and prospects.

In addition, all in vitro diagnostic products that are to be sold in the EU must bear the CE mark indicating conformance with the essential requirements of the IVDD. We are not permitted to sell our products in the EU without a CE mark. We have obtained the CE mark for several of our existing products. We also intend to apply for CE marks for certain of our future products and are not aware of any material reason why we would be unable to obtain those marks. However, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and the CE mark will be obtained or maintained for all products that we desire to sell in the EU. The failure to obtain or maintain the CE mark for one or more of our products could lead to the termination of strategic alliances and agreements for sales of those products in the EU.

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

We Are Subject to Numerous Government Regulations in Addition to FDA Requirements, Which Could Increase Our Costs and Affect Our Operations.

In addition to the FDA and other regulations described previously, laws and regulations in some states may restrict our ability to sell products in those states. While we intend to work with state legislators and regulators to remove or modify any applicable restrictions, there is no guarantee we will be successful in these efforts.

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

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Examples include the Sarbanes-Oxley Act of 2002, the requirements of the NASDAQ Global Market, The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC’s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL, and the International Financial Reporting Standards conversion requirements. Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs. These laws and regulations are also subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us and we may be harmed.

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Materially Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, and laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our existing business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

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

We also face competition from products that are sold at a lower price. Where this occurs, customers may choose to buy lower cost products from third parties or we may be forced to sell our products at a lower price, both of which could result in a loss of revenues or a lower gross margin contribution from the sale of our products. We may also be required to increase our marketing efforts in order to compete effectively, which would increase our costs.

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

During 2011, 2010 and 2009, we incurred $18.4 million (including $1.0 million of DNAG expenses since the August 2011 acquisition), $13.2 million and $14.3 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products can be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or can substantially delay or condition approval. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop and gain commercial acceptance for our products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flow and business.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our clinical development programs for a rapid HIV OTC test. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our strategic efforts. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

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

Acquisitions or Investments May Not Generate the Expected Benefits and Could Disrupt Our Ongoing Business, Distract Our Management, Increase Our Expenses and Adversely Affect Our Business.

We may enter into strategic acquisitions or investments as a way to expand our business. These activities, and their impact on our business, are subject to many risk factors, including the following:

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

In August 2011, we acquired DNAG with the expectation that the acquisition would result in benefits to both companies. However, we may not realize the financial, tax and other benefits of the acquisition to the extent, or in the timeframe, anticipated. For example, the acquisition could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with customers, licensors, collaborators, partners, suppliers and employees. These factors and others could negatively impact our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our Common Stock.

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

In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, such as private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product and procedure. The overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis.

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

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal healthcare spending. In addition, the new Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which we expect will include domestic sales of our products. This new tax is scheduled to take effect in 2013.

The ultimate content or timing of any healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise have an adverse effect on our financial condition and results of operations.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention (“CDC”) issue diagnostic testing guidelines or recommendations, which can affect the usage of our products. For example, several years ago, the CDC issued guidelines recommending routine HIV screening for all people ages 13 to 64, with more frequent testing for people at higher risk. These recommendations have resulted in increased HIV testing, including with our OraQuick ADVANCE® HIV-1/2 test. The CDC has also issued guidelines with respect to HCV testing and is expected to issue new HCV testing guidelines later in 2012. The issuance of new testing guidelines, or changes in existing guidelines, and the manner in which these new or changed guidelines are interpreted and applied by healthcare practitioners, could have a positive or negative impact on the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® rapid HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test. These factors could in turn affect the level of sales of our products and our results of operations.

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

Our subsidiary, DNAG, sells many of its products to researchers at academic institutions, pharmaceutical and biotechnology companies, government laboratories and private foundations. Many of DNAG’s research customers are dependent for their funding on grants from U.S. governmental agencies such as the U.S. National Institutes of Health and agencies in other countries.

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

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending will be implemented beginning in January 2013 unless Congress takes further action. These cuts would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. Although the full impact is uncertain, additional spending cuts implemented under this new law could adversely affect our customers’ ability to purchase our products. In addition, other legislative or regulatory changes may be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

Increases in Demand for Our Products Could Require Us to Expend Considerable Resources or Harm Our Customer Relationships if We are Unable to Meet That Demand.

If we experience significant or unexpected increases in the demand for our products, we and our suppliers may not be able to meet that demand without expending additional capital resources. These capital resources could involve the cost of new machinery or new manufacturing facilities. This would increase our capital costs, which could adversely affect our earnings. Our suppliers may be unable or unwilling to expend the necessary capital resources or otherwise expand their capacity. In addition, new manufacturing equipment or facilities may require FDA approval before they can be used to manufacture our products. To the extent we are unable to obtain or are delayed in obtaining such approvals, our ability to meet the demand for our products could be adversely affected.

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

Unexpected increases in demand for our products may require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with many of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, or our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our ability to meet increased demand for our products. This could negatively affect our total revenues or cost of sales and related profits.

Our inability to meet customer demand for our products could also harm our customer relationships and impair our reputation within the industry. This, in turn, could have a material adverse effect on our business and prospects.

We Rely on Information Technology in Our Operations and Any Material Failure, Inadequacy, Interruption or Security Breach of that Technology Could Harm Our Ability to Efficiently Operate Our Business.

We rely heavily on information technology systems across our operations, including for management of inventory, purchase orders, invoices, shipping, interactions with our third-party logistics provider, revenue and expense accounting, online business and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems through a cyber attack or otherwise could cause delays in product sales and reduced efficiency of our operations. Significant capital investments could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation, and could result in litigation against us or the imposition of penalties.

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third party suppliers. For example, all of the HIV antigens and nitrocellulose required to make our OraQuick ADVANCE® HIV-1/2 test and OraQuick® HCV test is currently purchased from sole source suppliers. Our OraSure QuickFlu™ test is manufactured and supplied by a sole source supplier and the conjugates used in our MICROPLATE oral fluid drugs of abuse assays are obtained from third party suppliers.

In addition, our subsidiary, DNAG, uses two third party manufacturers to supply virtually all of its products, including its Oragene® line of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

If our third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting our specifications, we may need to find another source and/or manufacturer. This could require that we perform additional development work. We may also need to obtain FDA or other regulatory approvals for the use of the alternative component or changes to our products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products into one or more markets or completely prevent us from doing so, and could increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

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

Relying on distributors or others to market and sell our products could harm our business for various reasons, including:

•	Our distributors or other customers may not fulfill their contractual obligations to us or otherwise market and distribute our products in the manner or at the levels we expect;

•	Agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the parties;

•	We may not be able to renew existing distribution agreements on acceptable terms or at all;

•	Our distributors may not devote sufficient resources or priority to the sale of our products;

•	Our existing distributor relationships or contracts may preclude or limit us from entering into arrangements with other distributors; and

•	We may not be able to negotiate future distribution agreements on acceptable terms or at all.

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

We may need to collaborate with one or more third parties in order to commercialize our OraQuick® HIV-1/2 test in the United States OTC market should we receive approval from the FDA. In order to successfully commercialize an OraQuick® HIV OTC test, we and/or our collaborators may need to invest significantly in advertising and promotion in order to sell this product. If we are unable to collaborate with a third party having sufficient resources to assist in these efforts or find alternative distribution channels to access the OTC market, we may need to incur significant costs for advertising and promotion, and our ability to maximize our future revenues and profits from this opportunity could be adversely affected.

Actions of a Third-Party Inventory Management and Logistics Provider Could Adversely Affect Our Ability to Supply Products to our Customers.

In 2011, in order to improve efficiencies, we began using a third-party logistics provider to store and manage our finished goods inventory and ship finished product to our customers. We have selected a highly reputable provider with extensive experience in the logistics field and have negotiated a long-term agreement for these services. However, in the event our provider loses or damages our product, experiences a casualty or catastrophic event at its warehouse or otherwise fails to meet the requirements of our agreement for the safe storage and timely handling and delivery of our products, we could incur additional costs, experience difficulty in supplying our products to our customers or suffer damage to our reputation in the industry. These events could, in turn, reduce our revenues and adversely affect our results of operations.

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

We will also rely on trade secrets, know-how and continuing technological advancements to protect our proprietary technology. We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators. Our employees and third-party consultants also sign agreements requiring that they assign to us interests in inventions and original expressions and any patents or copyrights arising from their work. However, these parties may not honor these agreements.

We cannot guarantee that the process of filing patents, the laws governing trade secrets and proprietary information, or any agreements we enter into with employees, consultants, advisors or collaborators will provide adequate protection of our intellectual property rights. Moreover, issued patents remain in effect for a fixed period and after expiration will not provide protection of the inventions they cover. Once our patents expire, we may be faced with increased competition, which could reduce our revenues. We may also not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

•

An adverse outcome could subject us to the loss of the protection of our patents or to liability in the form of past royalty payments, penalties, reimbursement of litigation costs and legal fees, special and punitive damages, or future royalty payments significantly affecting our future earnings;

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

The Sales Potential for Our OraQuick® Products Could be Affected by Our Ability to Obtain Certain Licenses and by Future Litigation.

Our OraQuick® test platform is a lateral flow assay that tests for specific antibodies or other substances. The term “lateral flow” generally refers to a test strip through which a sample flows and which provides a test result on a portion of the strip downstream from where the sample is applied. There are numerous patents in the United States and other countries which claim lateral flow assay methods and devices. There are also patents that cover the type of analyte or antibody (i.e., HIV-1, HIV-2, HCV, etc.) which our OraQuick® test is designed to detect. Some of these patents may broadly cover the aspects of our OraQuick® test and are in force in the United States and other countries. We may not be able to make or sell the OraQuick® test in the United States or other countries where these patents are in force.

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

Risks Relating to Products, Marketing and Sales

A Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HCV test, an OraQuick® HIV OTC test, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as an OraQuick® HCV test. As such, there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.

If Acceptance and Adoption of Oral Fluid Testing and Collection Products Does Not Continue, Our Future Results May Suffer.

We have made significant progress in gaining acceptance of oral fluid testing products, particularly for (i) HIV testing in the public health, hospital, insurance and other markets, and (ii) drugs of abuse testing in the workplace and criminal justice markets. Our subsidiary, DNAG, has also made significant progress in gaining acceptance of oral fluid collection products that are used with genetic and other molecular testing applications. However, the degree of acceptance for these products is uncertain, and one or more markets may resist the adoption of oral fluid products as a replacement for other testing or collection methods in use today. As a result, there can be no assurance that we will be able to expand the use of our oral fluid testing products in these or other markets.

Our Customers May Resist Adoption of Rapid Point-of-Care Diagnostic Testing.

We expect sales of our rapid point-of-care diagnostic products, such as our OraQuick ADVANCE® HIV-1/2 and OraQuick® HCV tests, to become an increasingly important part of our business. Rapid point-of-care tests are beneficial to healthcare providers because, among other things, they can be administered by providers in their own facilities without sending samples to central laboratories and can help ensure that test results are delivered to the individuals being tested.

However, clinical reference laboratories and hospital-based laboratories currently provide the majority of diagnostic tests used by physicians and other healthcare providers in the U.S. In certain international markets such as Europe, diagnostic testing is performed primarily by centralized laboratories. Our future sales will depend, in part, on our ability to expand market acceptance of rapid point-of-care testing by physicians and other healthcare providers and successfully compete against laboratory testing methods and products. We expect that clinical reference and other hospital-based laboratories will continue to compete vigorously against our rapid point-of-care products. Even if we can demonstrate that our products are more cost effective, save time, or have better performance or other benefits, physicians and other healthcare providers may resist changing to rapid point-of-care tests and instead may choose to use competing laboratory tests. Our failure to achieve initial or additional market acceptance of our rapid point-of-care diagnostic tests with customers would have a negative effect on our future sales growth.

We Expect to Face Intense Competition From Other Providers of Diagnostic Tests and Collection Products.

Our rapid point-of-care tests compete with similar point-of-care products made by our competitors. This competition is particularly evident with respect to our OraQuick ADVANCE® HIV-1/2 test. In addition, the Oragene® product line sold by our subsidiary, DNAG, competes against other molecular collection products, such as blood collection kits and buccal swabs. There are a number of competitors making investments in competing technologies and products, and a number of our competitors may have a competitive advantage because of their greater financial, technical, research and other resources. Moreover, some competitors offer broader product lines, aggressively discount prices for their products and may have greater name recognition than we have. If our competitors’ products are more effective than ours or take market share from our products through more effective marketing or competitive pricing, our revenues, margins and operating results could be adversely affected.

Sales of our OraSure QuickFlu™ Test May be Affected by Factors Beyond our Control.

In 2011, we began selling a new rapid flu test under the tradename OraSure QuickFlu™, primarily in the U.S. hospital and public health markets. A number of factors that are beyond our control could affect sales of this product, including:

•	Variability in the timing of the onset, length and severity of the flu season, which typically occurs from November of one year to May of the following year;

•	Competition from other rapid flu tests in the markets we serve;

•	Deficiencies in the manufacture, design or performance of the product or failure by the manufacturer to meet applicable quality and regulatory standards;

•	The failure of our supplier for this product to obtain a CLIA waiver, which we believe is important to expand sales, particularly in the public health market;

•	The inability of our supplier to provide sufficient quantities of the product;

•	Changes in the types or strains of influenza during a particular flu season;

•	Lower than expected market penetration of the OraSure QuickFlu™ test; and

•	Our inexperience in selling a rapid flu test.

Our Inability to Carry Out Certain of Our Marketing and Sales Plans May Make it Difficult for Us to Grow or Maintain Our Business.

We have implemented in the past, and we intend to implement in the future, an aggressive sales and marketing plan to expand sales of our products. Specifically, we will continue to expand the impact of our direct field sales force, use third party distributors and manufacturers’ sales representatives, and implement other sales and marketing programs. If we are unable to successfully implement these programs or modify these programs in response to evolving market and economic conditions, we may be unable to grow and our business could suffer.

Our Sales Cycles Can be Lengthy, and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. There can be no assurance that purchases or funding from these agencies will occur or continue, especially if current negative economic conditions continue or intensify. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

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

We are selling cryosurgical products in the consumer or OTC market in certain countries. We may expand the OTC sales of these products to other countries and intend eventually to distribute other types of products in the domestic and international OTC markets, such as our OraQuick® HIV-1/2 test. We believe the sale of products in the OTC market increases the risk of potential product liability exposure.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We intend to increase revenue derived from international sales of our products. Our international sales accounted for $14.2 million or 17% of total revenues in 2011, $11.5 million or 15% of total revenues in 2010 and $14.8 million or 19% of total revenues in 2009. In addition, in 2011 we acquired DNAG and as a result now have a direct presence in Canada.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	The uncertainty of foreign laws and the potential for inconsistent imposition of legal and regulatory requirements;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and difficulties in finding and managing international distributors or representatives;

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain regulatory approvals or registrations for our products;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Our exposure to liability under the Foreign Corrupt Practices Act and various other laws, rules and/or regulations applicable to us as a result of our international sales;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below such competitors’ or our costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

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

The recent global credit and financial crisis could have a significant adverse effect on our operations. Current volatile economic conditions may continue for the foreseeable future and intensify, and have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of current economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We have experienced annual net losses since 2008. In addition, as of December 31, 2011, the Company had an accumulated deficit of $147.4 million. Even though we achieved profitability several years ago, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test in the United States and internationally;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The success and revenue growth of our new subsidiary, DNAG, and the sales of its Oragene® product line;

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

Our Estimates or Judgments Relating to Critical Accounting Policies Are Based on Assumptions That Can Change or Prove to be Incorrect.

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	Revenue recognition;

•	Allowance for uncollectible accounts receivable;

•	Reserve for inventory write-downs;

•	Stock-based compensation;

•	Potential impairment of long-lived and intangible assets including goodwill;

•	Clinical trial accruals; and

•	Contingencies.

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

Changes in Foreign Currency Exchange Rates Could Negatively Affect Our Operating Results.

Our financial statements are stated in U.S. Dollars and, historically, most of our international sales have also been denominated in U.S. Dollars. As a result, in the past our exposure to foreign currency exchange rate risk has not been material. However, in August 2011 we acquired DNAG, a Canadian company. DNAG’s revenues and operating results are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. Our expectation is that the DNAG business will continue to grow and our exposure to foreign currency exchange rates may be more significant than in past years.

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

We have a number of institutional stockholders that own significant blocks of our Common Stock. If one or more of these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our Common Stock could be negatively affected. In addition, it is possible that one or more of our executive officers or non-employee members of our Board of Directors could sell shares of our Common Stock during an open trading window or pursuant to a 10b5-1 sales plan under our Insider Trading Policy. These transactions and the perceived reasons for these transactions could have a negative effect on the prevailing market price of our Common Stock.

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

We expect that our internal controls will continue to evolve as our business activities change. Although we seek to diligently and vigorously review our internal control over financial reporting in an effort to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, the overall quality of our internal controls may be affected by the internal control over financial reporting implemented by any business we acquire, such as DNAG, and our ability to assess and successfully integrate the internal controls of any such business.

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

Certain Provisions in Our Certificate of Incorporation and Bylaws and Under Delaware Law Could Make a Third-Party Acquisition of Us Difficult.

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

Future Sales of Shares of Our Common Stock Could Adversely Affect the Trading Price of Our Common Stock and Our Ability to Raise Funds in New Equity Offerings.

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

We own a 48,000 square foot facility which is our primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania, and is subject to a mortgage in favor of Comerica Bank. We also rent additional warehouse space on an as-needed basis. In addition, our subsidiary, DNAG, leases a 23,500 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, research and development, and regulatory and quality operations.

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

Since the filing of these proceedings, the parties have engaged in discovery and participated in mediation. A trial in this matter is expected to occur in late April 2012.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol OSUR. High and low sales prices reported by NASDAQ during the periods indicated are shown below.

	Year ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$7.87	$5.81	$6.09	$4.75
Second Quarter	9.00	7.06	6.80	4.15
Third Quarter	10.10	6.29	5.09	3.18
Fourth Quarter	9.96	7.52	6.15	3.79

On March 9, 2012, there were 494 holders of record and approximately 9,200 holders in street name of our Common Stock, and the closing price of our Common Stock was $9.48 per share.

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

Share Repurchases and Retirements

Pursuant to our Stock Award Plan and in connection with the vesting of restricted shares, we retired 2,697 shares to satisfy minimum tax withholding obligations during the three months ended December 31, 2011. No shares were repurchased under our $25.0 million share repurchase program during this same period.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2006 through December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

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

	12/06	12/07	12/08	12/09	12/10	12/11
OraSure Technologies, Inc.	$100.00	$107.63	$44.55	$61.50	$69.61	$110.29
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year ended December 31,
	2011[1]	2010	2009	2008	2007
Operating Results:
Revenues	$81,881	$75,015	$77,026	$71,104	$82,686
Costs and expenses	91,279	78,369	85,819	82,551	83,905
Operating loss	(9,397)	(3,354)	(8,793)	(11,447)	(1,219)
Other income (expense), net	(312)	(143)	357	2,699	5,513
Income tax provision (benefit)	(869)	—	(622)	22,527 [2]	1,821
Net income (loss)	(8,841)	(3,497)	(7,813)	(31,275)[2]	2,472

Earnings (loss) per share
Basic and Diluted	$(0.19)	$(0.08)	$(0.17)	$(0.67)	$0.05
Shares used in computing earnings (loss) per share
Basic	46,908	46,187	45,878	46,550	46,325
Diluted	46,908	46,187	45,878	46,550	46,878

Cash Flow:
Cash flows provided by (used in) operating activities	$(2,994)	$3,887	$(293)	$(2,460)	$11,584

	December 31,
	2011[1]	2010	2009	2008	2007
Financial Position:
Cash, cash equivalents, and short-term investments	$23,878	$75,738	$79,670	$82,523	$95,566
Working capital	30,860	77,808	89,435	90,936	105,620
Deferred tax assets	—	—	—	—	22,327
Total assets	127,861	122,520	126,991	131,918	167,353
Long-term debt, excluding current portion	—	—	7,792	8,301	8,818
Accumulated deficit	(147,426)	(138,585)	(135,088)	(127,275)	(96,000)
Stockholders’ equity	100,250	102,843	103,807	108,325	140,055

[1]	Includes DNA Genotek, Inc. beginning on the acquisition date of August 17, 2011 as well as $2.6 million of transaction costs associated with the acquisition.
[2]	Includes an income tax provision of $25,978 resulting from the establishment of a full valuation allowance on our net deferred tax assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below.

Overview

We operate primarily in the in vitro diagnostic business. Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the OTC or consumer retail market in North America, Europe, Central and South America, and Australia.

In vitro diagnostic testing is the process of analyzing oral fluid, blood, urine and other bodily fluids or tissue for the presence of specific substances or markers. We have targeted the use of oral fluid in our products as a differentiating factor and believe that it provides a significant competitive advantage over blood and urine. Our oral fluid tests have sensitivity and specificity comparable to blood and/or urine tests. When combined with their ease of use, non-invasive nature, and cost effectiveness, our oral fluid tests represent a very competitive alternative to the more traditional testing methods in the diagnostic space.

On August 17, 2011, we completed the acquisition of our subsidiary, DNAG. DNAG is based in Ottawa, Canada and manufactures and sells kits that are used to collect samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. DNAG’s lead product line, which is sold under the Oragene® tradename, provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. DNAG serves customers in multiple countries worldwide, including many leading research universities and hospitals in the world.

We rely heavily on distributors to purchase and resell many of our products. For example, Genomma Labs (“Genomma”) has exclusive rights to our wart removal product in the OTC market in Mexico, Argentina, Brazil and various other Central and South American countries and Reckitt Benckiser (formerly SSL International plc) has similar rights to our wart removal product in the OTC footcare market in Europe, Australia and New Zealand. We have contracted with several distributors to sell our OraQuick ADVANCE® HIV-1/2 test to the U.S. physician office market and our Intercept® and OraSure® product lines are sold by several laboratory distributors. We use distributors to sell our Histofreezer® product into the domestic and international physician office markets and we have engaged distributors to sell our OraQuick® rapid HIV and HCV tests in international markets. We expect to enter into additional distribution agreements for existing and future products in the U.S.

and internationally. If our distributors are unable or unwilling to meet the minimum purchase commitments set forth in their agreements or otherwise substantially reduce the volume of their purchases, our revenues and results of operations could be adversely affected.

Because of the regulatory approvals needed for most of our products, we often are required to rely on sole source providers for critical components and materials and on related products supplied by third parties. This is particularly true for our OraQuick ADVANCE® HIV-1/2 test, our OraQuick® HCV test, our OraSure® oral fluid collection device and our oral fluid Western blot HIV-1 confirmatory product. If we are unable to obtain necessary components or materials from these sole sources or if related products become unavailable, the time required and expense incurred to develop replacements and obtain the required FDA approvals could disrupt our ability to sell the affected products and could adversely impact our revenues and results of operations. Our OraSure QuickFlu™ test is manufactured and supplied by a sole source supplier and DNAG also utilizes contract manufacturers to supply all of its products and certain components to these products. Any disruption in the ability of these parties to manufacture and supply finished goods or product components for us or DNAG could adversely impact our revenues and results of operations.

Competitive and Economic Outlook

Competition in the U.S. market for HIV testing is intense and is expected to increase. We believe that our principal competition will come from existing and new point-of-care rapid blood tests, automated laboratory-based blood tests, or other oral fluid-based tests that may be developed. Our competitors include medical diagnostic companies and specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions. Competing rapid blood tests are often sold at a lower price than we charge for our OraQuick® HIV test. This competition can result in lost sales and degradation of the price (and therefore the profit margin) we can charge for our product.

During 2011, our OraQuick® HCV test was sold primarily to customers operating CLIA-certified laboratories and competed against other laboratory-based HCV blood tests. However, in November 2011, we received a CLIA waiver for this product, which enables us to sell our HCV product to many other customers that perform CLIA waived tests, such as outreach clinics, community-based organizations and physician offices. The CLIA-waiver allows us to deploy the test more broadly in both the public health and hospital markets and, with the assistance of our collaborator, Merck & Co., Inc., (“Merck”), into the physician office market.

We believe the FDA approval in 2011 of two new therapeutic treatments for HCV, both of which are more effective than previously available treatments, will help drive awareness and testing for HCV, including with our OraQuick® HCV rapid test. While CLIA waiver opens the opportunity for significant sales growth in 2012, demand for our HCV product will ultimately depend on the availability of government funds allocated to HCV testing efforts. In addition, sales growth will depend on the success of Merck’s detailing efforts into the physician offices under our HCV collaboration arrangement.

In Europe and other non-U.S. countries, our rapid HIV and HCV tests compete against other rapid and laboratory-based tests. Significant sales of these products in Europe have not materialized principally because of differences in European healthcare systems compared to our U.S. systems. Unlike the U.S., adoption of rapid point-of-care diagnostics is not widespread in Europe because laboratory testing is entrenched and healthcare systems are structured around centralized testing models. In addition, many competing tests in international markets are sold at very low prices. We intend to continue working to build awareness and develop strategies to expand sales of our OraQuick® HIV and HCV tests in European and other international markets.

In the substance abuse testing market, we expect competition for our products to intensify. Other companies have developed, and will continue to develop, competing oral fluid drug testing products. In particular, there are at least two competitors that sell high-throughput fully automated oral fluid drug testing products in unregulated settings in the United States. In addition, one of these competitors has received 510(k) clearance of its product. This 510(k) cleared product is being offered by one of our large laboratory distributors and we expect this distributor to stop selling our Intercept® product during 2012. These new products will compete against both our current Intercept® products and the high-throughput assays we intend to commercialize jointly with Roche Diagnostics.

DNAG’s primary product, the Oragene® collection system, competes against other types of collection devices used for molecular testing, such as blood collection devices and buccal swabs, that often are sold for prices lower than the prices charged for the Oragene® products. Although we believe the Oragene® device offers a number of advantages over these other products, the availability of lower price competitive devices can result in lost sales and degradation in pricing and profit margin.

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

Current Consolidated Financial Results

During the year ended December 31, 2011, our total consolidated revenues were $81.9 million (including $6.2 million from the operations of DNAG), which represents a 9% increase from 2010. Excluding revenues of DNAG, product revenues during the year ended December 31, 2011 increased 5% when compared to 2010. Licensing and product development revenues decreased in 2011 primarily as a result of the absence of $2.0 million in milestone payments received under the terms of our collaboration agreement with Merck during the year ended December 31, 2010 for the development and promotion of our OraQuick® rapid HCV test in Europe.

Our consolidated net loss for the year ended December 31, 2011 was $8.8 million, or $0.19 per share, compared to a net loss of $3.5 million, or $0.08 per share, for the year ended December 31, 2010. Our loss for the current period included $7.9 million of clinical trial spending related to the our OraQuick® HIV OTC product, $2.6 million of transaction costs incurred in connection with the DNAG acquisition and $2.1 million of non-cash charges associated with the amortization of intangible assets and certain purchase accounting adjustments related to the DNAG acquisition.

Cash flow used in operating activities for the year ended December 31, 2011 was $3.0 million, compared to the $3.9 million provided by operating activities for the year ended December 31, 2010. As of December 31, 2011, we had $23.9 million in cash, cash equivalents and short-term investments, compared to $75.7 million at December 31, 2010. During 2011, we used $52.3 million of our cash to fund the DNAG acquisition and related transaction expenses.

2011 Developments

OraQuick® HCV Test

During 2011, we continued our efforts to obtain FDA approval of additional applications for our OraQuick® HCV test. In February 2011, we received FDA approval for use of this device with fingerstick whole blood samples. This product is now approved for use in the U.S. with both venous whole blood and fingerstick whole blood. Although we currently intend to pursue approval of an oral fluid claim for our OraQuick® HCV test, the filing of a PMA supplement for oral fluid has been delayed pending the completion of further discussions with the FDA.

In March 2011, we submitted to the FDA an application for a CLIA waiver for our OraQuick® HCV test for use with venous and fingerstick whole blood. This waiver was granted by the FDA in November 2011. With the receipt of the CLIA waiver, we have begun several sales and marketing initiatives, which include the detailing by Merck of the product into the U.S physician office market under the terms of our HCV collaboration agreement. Additionally, we are finalizing and implementing distribution agreements with several large distributors to sell into physicians’ offices and federally funded community health centers. We are also continuing to sell the product to hospitals while expanding our direct sales efforts to public health departments that currently have the infrastructure in place to conduct rapid HIV testing.

OraQuick® HIV OTC Test

In the third quarter of 2011, we completed the final phase of clinical testing for an OraQuick® HIV OTC test. In this study, individuals conducted unsupervised self-testing using the investigational OTC version of our OraQuick ADVANCE® HIV test with an oral fluid collection. One of the study objectives specified by the FDA was to identify at least 100 HIV infected, but undiagnosed individuals. In total, we enrolled and tested over 5,800 subjects using 20 clinical sites across the U.S. and identified more than 100 previously undiagnosed HIV infected individuals.

Our FDA submission for this product was made in three separate parts or modules. The first module was filed in August 2011 and contained data from all studies performed prior to the final phase. The second module contained information about our manufacturing and Customer Care Call Center and was filed near the end of November. The final module contained the results of the unobserved clinical trial and was filed in late December 2011.

During 2011, we continued planning for the commercial launch of our HIV OTC test. We completed an intensive interview process and selected an advertising agency, a sales, distribution and logistics provider, and a public relations firm to help market our test. We also selected a third party to operate our Customer Care Call Center following commercial launch of this product. In addition, we initiated a new round of market research to refresh our messaging and product positioning and to sharpen our demand forecast. We expect this research to be completed during the first half of 2012.

According to the Centers for disease Control and Prevention (“CDC”), there are approximately 1.2 million people in the U.S. that are infected with HIV and approximately 240,000 of them are unaware of their status, despite current HIV testing options. Not only is their own health at risk, they are also unknowingly responsible for up to 70 % of the approximately 50,000 new HIV infections occurring each year in the U.S. The CDC recommends routine HIV screening for all people ages 13 to 64, with more frequent testing for people at higher risk.

We believe these CDC figures demonstrate that current HIV testing in the U.S. is inadequate and there is a market for additional options to capture undiagnosed individuals infected with HIV, such as our HIV OTC test.

OraQuick® HIV Shelf Life

During the second quarter of 2011, the FDA approved a dating extension for our OraQuick ADVANCE® HIV-1/2 test from 24 to 30 months. We also received approval from our notified body to extend dating to 30 months in Europe. In addition to being important for the professional markets that we serve, this shelf life extension is critical for our HIV OTC product. Assuming we receive FDA approval, we believe an HIV OTC product offering would need a minimum shelf life of 24 months or more in order to be successful.

Oragene®—Dx 510(k) Clearance

In December 2011, DNAG received FDA 510(k) clearance for its Oragene®—Dx collection device, making it the first and only saliva DNA collection and stabilization device to receive 510(k) clearance. This FDA 510(k)

clearance permits clinical diagnostics and personalized medicine customers to use the Oragene®—Dx product with FDA-approved molecular testing applications. This FDA clearance will provide flexibility to diagnostic customers who wish to offer their patients the non-invasive, reliable and easy-to-use Oragene®—Dx saliva sample collection device as an alternative to invasive blood collection. In addition, this FDA 510(k) clearance of Oragene®—Dx will enable molecular diagnostic test manufacturers to streamline their own regulatory submissions and potentially broaden market accessibility for their genetic testing products.

Substance Abuse Testing

In the first quarter of 2011, the FDA issued 510(k) clearances for use of high throughput oral fluid assays for PCP, opiates, cocaine and methamphetamines with our Intercept® oral fluid collection device. These were the first such clearances resulting from our collaboration with Roche Diagnostics. In the second quarter of 2011, the FDA issued an additional 510(k) clearance for an amphetamines assay. We expect to begin selling a panel of 510(k) cleared assays together with our Intercept® device during the first quarter of 2012. Clinical work on an assay for marijuana (THC) is continuing, and is expected to be completed during the first half of 2012.

Results of Operations

Year Ended December 31, 2011 Compared to December 31, 2010

Business Segments

We operate our business within two reportable segments. The first is our core “OraSure” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery. The second segment is the business of our newly acquired subsidiary, DNAG, which is based in Ottawa, Canada and manufactures and sells oral fluid collection devices that are used to collect samples of genetic material for molecular testing. OraSure revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OraSure also derives revenues from licensing and production development activities. DNAG revenues consist of product sold into the medicine, animal and livestock genetics markets.

Consolidated Revenues

	Twelve Months Ended December 31, 2011,
	Dollars		% Change	Percentage of Total Revenues
(in thousands)	2011	2010		2011	2010
OraSure	$74,467	$71,199	5%	91%	95%
DNAG	6,216	—	100	8	—

Product revenues	80,683	71,199	13	99	95
Licensing and product development	1,198	3,816	(69)	1	5

Total revenues	$81,881	$75,015	9%	100%	100%

Consolidated revenues increased 9% to $81.9 million (including $6.2 million attributable to operations of DNAG) in 2011 from $75.0 million in 2010. Excluding revenue attributable to DNAG, our product revenues increased 5% during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Increased sales of our infectious disease testing, substance abuse testing and cryosurgical systems products were partially offset by lower sales of our insurance risk assessment products. The higher product revenues were partially offset by a $2.6 million reduction in licensing and product development revenues during 2011 as compared to 2010.

Revenues derived from products sold to customers outside the United States were $14.2 million and $11.5 million or 17% and 15% of total revenues for the years ended December 31, 2011 and 2010, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currencies was not material to our operating results. However, the revenues and operating results of our newly acquired subsidiary, DNAG, are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. Our expectation is that the DNAG business will continue to grow and, accordingly, we may experience increased foreign currency exposure in the future.

Revenues by Segment

OraSure Segment

The table below shows the amount of OraSure’s total revenues (in thousands) generated in each of our principal markets and by licensing and product development activities.

	Twelve Months Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
Market	2011	2010		2011	2010
Infectious disease testing	$44,691	$41,738	7%	60%	59%
Substance abuse testing	12,498	11,671	7	17	16
Cryosurgical systems	12,046	11,965	1	16	17
Insurance risk assessment	5,232	5,825	(10)	7	8

Product revenues	$74,467	$71,199	5%	100	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 7% to $44.7 million in 2011. OraQuick® sales totaled $43.3 million and $40.1 million for the years ended December 31, 2011 and 2010, respectively.

The table below shows a breakdown of our total OraQuick® revenues (in thousands) during 2011 and 2010.

	Twelve Months Ended December 31,
Market	2011	2010	% Change
Domestic HIV	$38,722	$38,172	1%
International HIV	3,011	1,800	67
Domestic HCV	890	46	1,835
International HCV	672	119	465

Total OraQuick® revenues	$43,295	$40,137	8%

Domestic OraQuick® HIV sales remained relatively flat at $38.7 million for the twelve months ended December 31, 2011 compared to $38.2 million for the twelve months ended December 31, 2010. International sales of our OraQuick® HIV test increased 67% to $3.0 million for the year ended December 31, 2011 from $1.8 million for the year ended December 31, 2010. This increase was largely the result of an improved funding environment as certain private and government customers were able to fund purchases. However, due to the unpredictable nature of the international funding environment, we are unable to predict whether this improved level of sales will continue.

OraQuick® revenues for 2011 included $1.6 million of sales of our OraQuick® HCV test, compared to $165,000 in 2010. As mentioned previously, we received a CLIA waiver for this product in November 2011, enabling us to sell our HCV product to many other non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices. While we believe the CLIA waiver provides an opportunity for significant sales growth, demand for our HCV product could be tempered by the unavailability of government funding allocated to HCV testing efforts. In addition, sales growth will depend on the success of Merck’s detailing efforts into physician offices.

Sales of our OraSure® oral fluid collection device decreased 23% from $1.6 million in 2010 to $1.2 million in 2011. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing to purchase our OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid., As such, we expect that sales of our OraSure® device will continue to decline in the future.

During the year ended December 31, 2011, we sold $167,000 of our OraSure QuickFlu™ product, which we began selling in the first quarter of 2011. Sales of this product came in lower than expected primarily because the U.S. experienced a weak flu season in 2011.

Substance Abuse Testing Market

Sales to the substance abuse testing market increased 7% from $11.7 million in 2010 to $12.5 million in 2011, as a result of higher domestic sales of our Intercept® drug testing system. The table below shows a breakdown of our total Intercept® revenues (in thousands) generated in each market during 2011 and 2010.

	Twelve Months Ended December 31,
Market	2011	2010	% Change
Domestic	$8,004	$7,274	10%
International	1,912	1,976	(3)

Total Intercept® revenues	$9,916	$9,250	7%

Domestic Intercept® revenues increased 10% from $7.3 million in 2010 to $8.0 million in 2011. This increase was largely the result of increased interest in oral fluid testing as well as growth achieved in the workplace market as hiring conditions have slowly begun to improve when compared to 2010.

Pursuant to a development agreement with Roche Diagnostics, homogenous fully-automated oral fluid drugs of abuse assays have been developed for use with our Intercept® collection device. The FDA issued 510(k) clearances of high throughput assays for PCP, opiates, cocaine, methamphetamines, and amphetamines during 2011. The assays use Roche’s technology and will run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved with urine-based drug tests. We have also entered into a commercialization agreement with Roche pursuant to which a drug testing system comprised of our Intercept® device and the newly developed homogenous assays will be marketed and sold on a worldwide basis.

At least two competitors have developed oral fluid tests suitable for use on fully automated homogeneous assay systems. One of these products has received 510(k) clearance and is being offered by our largest laboratory distributor and we expect this distributor to stop selling our Intercept® product in 2012. Sales of Intercept® to this distributor amounted to $3.5 million in 2011. These new products will compete against both our Intercept® products and the high throughput assays we intend to commercialize jointly with Roche Diagnostics. The loss of Intercept® sales to this significant distributor is expected to offset any expected increase in our workplace testing business due to continued economic improvement.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) remained flat at $12.0 million for the years ended December 31, 2011 and 2010.

The table below shows a breakdown of our total cryosurgical revenues (in thousands) generated in each market during 2011 and 2010.

	Twelve Months Ended December 31,
Market	2011	2010	% Change
Professional domestic	$6,775	$5,967	14%
Professional international	1,400	1,385	1
Over-the-counter	3,871	4,613	(16)

Total cryosurgical systems revenues	$12,046	$11,965	1%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 14% to $6.8 million in 2011, compared to $6.0 million in 2010, as a result of higher market penetration resulting from the continued efforts of our manufacturers’ sales representatives, improved focus by our distributors and an increase in sales to governmental entities. In early 2010, we signed agreements with two manufacturers’ sales representative organizations to support sales of our Histofreezer® product in the U.S. Under these agreements, over 40 additional sales representatives have been working with our physicians’ office distributors throughout the Unites States.

Sales of Histofreezer® in the international market remained flat at $1.4 million in 2011 and 2010.

During the year ended December 31, 2011, our OTC cryosurgical sales decreased 16% primarily due to a decline in sales to our Latin American distributor, Genomma.

During 2011, Genomma had purchases totaling $1.0 million compared to $2.0 million in 2010. In late 2010, the Mexican government placed limitations on the advertising Genomma could use for our product. In addition, during the first quarter of 2011, Genomma informed us of some changes required by the Brazilian government to our package insert, which have since been made. Both events negatively impacted sales of our product during 2011. We believe that both of these issues were resolved in 2011.

Sales to our European OTC distributor Reckitt Benckiser remained flat at $2.6 million in 2011 and 2010. Our distributor contract with Reckitt Benckiser was subject to renewal at the end of 2011. We are currently in negotiations to extend this contract.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 10% from $5.8 million in 2010 to $5.2 million in 2011, as a result of variability in the timing of orders, general softness in the life insurance market, and the adoption by some underwriters of a “Simplified Issues” policy. This is a policy where lab-based testing is replaced by having applicants respond to a questionnaire about their behaviors. Two of our larger customers adopted this new policy in 2011.

Licensing and Product Development

Licensing and product development revenues decreased 69% to $1.2 million in 2011 from $3.8 million in 2010. During 2010 we received $2.0 million in milestone payments as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in Europe. We expect to receive an additional $1.0 million milestone payment pursuant to the terms of the collaboration agreement in 2012.

The remaining licensing revenues for these periods represent royalties received on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008. In 2011, the royalty rate decreased pursuant to the terms of our license. Royalties under this license will no longer be received after certain of our cryosurgical patents expire in August 2013.

DNAG Segment

Molecular Collection Systems

Molecular collection systems revenues primarily represent sales of DNAG’s Oragene® product line in the molecular diagnostics and research markets. The $6.2 million in revenues reflect DNAG sales from the August 17, 2011 acquisition date through December 31, 2011. During the fourth quarter of 2011, DNAG shipped $1.5 million of product to its largest customer, which historically has made bulk purchases once a year.

Consolidated Operating Loss

Consolidated operating loss increased $6.0 million to $9.4 million in 2011, compared to $3.4 million in 2010. The increased loss was primarily caused by higher research and development expenses due to increased clinical trial costs related to our OraQuick® HIV OTC test and increased general and administrative expense resulting from the transaction costs associated with the DNAG acquisition and increased amortization expense associated with the intangible assets acquired in the DNAG acquisition. Consolidated gross margin was 63% for both 2011 and 2010.

Operating Loss by Segment

OraSure Segment

OraSure’s gross margin was 64% in 2011 compared to 63% in 2010. OraSure’s 2011 margin benefited from improved product mix, more efficient manufacturing operations, lower direct labor costs, improved absorption of overhead costs as a result of staffing optimization and a change to automated manufacturing during 2011. The 2010 margin benefited from the $2.0 million in HCV milestone payments received during that period.

Research and development expenses increased 32% from $13.2 million in 2010 to $17.4 million in 2011, primarily as a result of a $6.2 million increase in clinical trial costs related to the development of our OraQuick® HIV OTC test. The higher clinical trial costs related to our OraQuick® HIV OTC test were partially offset by lower clinical trial costs related to the development of our OraQuick® HCV test. We expect OraSure’s research and development costs will decrease in 2012.

Sales and marketing expenses declined 3% to $20.1 million in 2011 from $20.7 million in 2010. This decrease was primarily the result of lower consulting expenses. We expect 2012 sales and marketing expenses to increase from 2011 levels as we prepare for the launch of our HIV OTC product.

General and administrative expenses increased 13% to $19.0 million in 2011 from $16.8 million in 2010, primarily as a result of $2.6 million in transaction costs associated with the DNAG acquisition. We expect 2012 general and administrative expenses to remain flat when compared to 2011 levels.

DNAG Segment

DNAG’s gross margin for the period from August 17, 2011 through December 31, 2011 was 50% and reflects the impact of a $852,000 non-cash purchase accounting adjustment to mark up the acquired finished goods inventory to fair value. DNAG’s gross margin also included approximately $499,000 of amortization expense related to the acquisition. Ongoing amortization expense related to the DNAG acquisition will continue to impact gross margins in future periods.

DNAG incurred $4.7 million in operating expenses during 2011. This included $1.0 million of research and development costs. $2.3 million of sales and marketing expenses and $1.4 million of general and administrative expenses. The DNAG expenses also included a total of $714,000 of amortization expense related to the acquisition. Ongoing amortization expense related to the DNAG acquisition will continue to impact operating expense levels in future periods.

Consolidated Income Taxes

In 2011, we continued our evaluation of whether the full valuation allowance established in 2008 against OraSure’s total net deferred tax asset is still appropriate and concluded that the full valuation allowance remained appropriate as the facts and circumstances since the establishment of the allowance had not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in 2011. In connection with the DNAG acquisition, a deferred income tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. A Canadian income tax benefit of $869,000 was also recorded in 2011 associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits.

Year Ended December 31, 2010 Compared to December 31, 2009

During the year ended December 31, 2010, we operated our business within one reportable segment, our core OraSure business. The results of these operations are described below.

Total revenues decreased 3% to $75.0 million in 2010 from $77.0 million in 2009. Decreased sales in the infectious disease testing, substance abuse testing, and insurance risk assessment markets were partially offset by an increase in sales of our cryosurgical systems products and higher licensing and product development revenues. Revenues derived from products sold to customers outside the United States were $11.5 million and $14.8 million or 15% and 19% of total revenues for the years ended December 31, 2010 and 2009, respectively. The majority of our international sales were denominated in U.S. dollars. As such, the impact of foreign currencies was not material to our operating results.

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

During 2010, sales of the OraQuick ADVANCE® HIV test in the U.S. market decreased 3% or $1.1 million, when compared to 2009. This decrease in revenue reflects lower sales volumes resulting from changes in ordering patterns of one of our larger public health customers and reduced public health funding by state and local governments, as well as a lower average selling price.

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

Sales of our Histofreezer® product to physicians’ offices in the United States increased 53% to $6.0 million in 2010, compared to $3.9 million in 2009, largely due to the elimination of the diversion of less expensive international Histofreezer® product into the domestic market. In addition, in early 2010, we signed agreements with two manufacturers’ sales representative organizations to support sales of our Histofreezer® product in the U.S. Under these arrangements, over 40 additional sales representatives are working with our physicians’ office distributors throughout the United States, resulting in additional domestic Histofreezer® sales growth during this year.

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

We also experienced a decline in Histofreezer® sales in the European market as a result of the negative impact of changing European health regulations. In the European professional marketplace, healthcare reimbursement has been reduced or eliminated for certain treatment types, including treatments for common warts.

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

During the first quarter of 2009, we launched our own wart removal product under the Freeze ‘n Clear Skin ClinicTM tradename into the U.S. OTC cryosurgical marketplace. This venture resulted in limited revenues. As a result of the product’s limited success, competing priorities and limited corporate funding, management ended its participation in the U.S. OTC cryosurgical marketplace at the end of 2010.

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

Gross Margin

OraSure’s gross margin was 63% in 2010, compared to 61% in 2009. The increase in gross margin in 2010 was primarily the result of the higher licensing and product development revenues.

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

In November 2009, we settled the patent infringement lawsuit filed by Inverness Medical and Church & Dwight. Pursuant to the settlement we paid Inverness $3.0 million. We recorded $1.5 million of the $3.0 million payment as litigation settlement expense in our consolidated statement of operations for 2009. The remaining $1.5 million was recorded as prepaid royalties and is being expensed in cost of goods sold in relation to estimated OraQuick ADVANCE® HIV revenues to be generated through December 31, 2012.

During the second quarter of 2009, we recorded an impairment charge of $3.0 million related to license payments for certain HCV patents, which we previously capitalized. Management’s intent in capitalizing these payments was to utilize this license in certain developing countries for the marketing and sale of an existing rapid HCV test supplied by a third-party manufacturer. However, we were unable to penetrate this international marketplace with this third party’s rapid HCV test. Furthermore, given the impact of the current global recession and the deteriorating status of certain third-world economies, we no longer believed that we would be successful in selling this third party’s rapid HCV test in the foreseeable future. Accordingly, we recorded a non-cash impairment charge for the remaining unamortized book value of the patent and product rights in the quarter ended June 30, 2009.

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

Liquidity and Capital Resources

	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$23,878	$73,843
Short-term investments	—	1,895
Working capital	30,860	77,808

Our cash, cash equivalents and short-term investments decreased $51.9 million from $75.7 million at December 31, 2010 to $23.9 million at December 31, 2011, largely due to the use of $52.3 million in cash to fund the DNAG acquisition and related transaction expenses. Our working capital likewise declined from $77.8 million at December 31, 2010 to $30.8 million at December 31, 2011 as a result of this significant use of cash.

During 2011, we used $3.0 million in cash to finance our operating activities. Our net loss of $8.8 million was partially offset by non-cash stock-based compensation expense of $4.1 million, depreciation and amortization of $4.9 million, a non-cash inventory purchase accounting adjustment of $852,000 and a deferred income tax benefit of $869,000. Additional uses of cash in operating activities included a $3.4 million increase in accounts receivable balances largely caused by end of the quarter customer shipments and a $1.8 million increase in inventory largely due to stocking of our OraQuick® HIV and HCV tests. Offsetting these uses of cash were a $911,000 increase in accounts payable due to the build of inventory to fulfill fourth quarter 2011 orders, a $604,000 increase in accrued expenses and other liabilities due to year end accruals for marketing and accounting expenses and management incentive bonuses and a $491,000 decrease in prepaid expenses and other assets as a result of the amortization of outstanding balances.

We used a total of $50.3 million in investing activities during 2011. In order to acquire DNAG we used $49.7 million of cash, net of DNAG cash acquired. We also purchased $2.5 million of property and equipment offset by the maturity of $1.9 million of certificates of deposit.

During the year ended December 31, 2012, we expect to invest approximately $4.2 million in capital expenditures, primarily to purchase additional equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash provided by financing activities was $3.4 million for 2011, primarily as a result of $4.8 million in proceeds received from the exercise of stock options, partially offset by $500,000 in loan principal repayments and $909,000 used for the repurchase of common stock related to the vesting of restricted shares.

As of December 31, 2011, we had in place a $10,000,000 credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum are payable monthly through May 27, 2012, at which time the remaining unpaid principal balance is payable. As of December 31, 2011, we had no available borrowings under this Credit Facility. We are currently in negotiations with Comerica to refinance this credit facility.

All borrowings from Comerica are collateralized by a first priority security interest in all of OraSure’s assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. The Comerica agreement contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in compliance with all covenants as of December 31, 2011. The agreement also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

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

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2011 for future payments under contracts and other contingent commitments, for the year 2012 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt[1]	$7,291,680	$7,291,680	$—	$—	$—	$—	$—
Operating leases[2]	1,077,995	437,419	427,280	213,296	—	—	—
Employment contracts[3]	2,819,000	2,268,750	550,250	—	—	—	—
Purchase obligations[4]	2,265,799	2,265,799	—	—	—	—	—
Minimum commitments under contracts[5]	3,291,667	500,000	500,000	500,000	500,000	500,000	791,667

Total contractual obligations	$16,746,141	$12,763,648	$1,477,530	$713,296	$500,000	$500,000	$791,667

[1]	Represents principal repayments required under notes payable to our lenders. See Note 9 of the Notes to the consolidated financial statements included herein.
[2]	Represents payments required under our operating leases. See Note 13 of the Notes to the consolidated financial statements included herein
[3]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 13 of the Notes to the consolidated financial statements included herein.
[4]

Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note13 of the Notes to the consolidated financial statements included herein.

[5]

Represents payments required pursuant to certain licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 13 of the Notes to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, revenue recognition, clinical trial accruals, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in Item 15 of this Annual Report. We consider the following accounting estimates, which have been discussed with our Audit Committee, to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Business Combinations.    We account for acquisitions or business combinations in accordance with Accounting Standards Codification 805, “Business Combinations.” Pursuant to the acquisition method of accounting included in that guidance, we allocate the purchase price of a business combination to the tangible and identifiable intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is then recorded as goodwill. In accounting for business combinations, we make valuation assumptions that require significant estimates, especially with respect to intangible assets. These critical estimates are based on historical experience; information obtained from management of the acquired company or third-party advisors; and expectations of future cash flows to be derived from customer contracts, customer lists, and acquired developed technologies or products, evaluated at various discount rates. Management estimates fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. As such, actual results may differ from these estimates. Estimates associated with the accounting for a business combination may also change as additional information becomes available regarding the assets acquired and the liabilities assumed.

Revenue Recognition.    We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. We do not grant price protection or product return rights to our customers except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $170,000 as of December 31, 2011. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic downturn, including disruptions in the capital and credit markets, may continue indefinitely and intensify, and could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Inventories.    Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. During 2011 and 2010, we wrote-off inventory which had a cost of $919,000. In 2009, we wrote-off inventory which had a cost of $1.5 million. These write-offs were as a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

Long-lived and Intangible Assets.    Our long-lived assets are comprised of property and equipment, intangible assets and goodwill. Together, these assets had a net book value of $75.0 million, or 59% of our total assets, as of December 31, 2011. Property and equipment and intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2011 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2011 or 2010. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

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

Deferred Tax Assets and Liabilities.    At December 31, 2011, we had federal NOL carryforwards of $47.2 million. The net deferred tax assets, before a full valuation allowance, associated with these NOLs and other temporary differences was $26.1 million at December 31, 2011. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

During the fourth quarter of 2008, we evaluated our ability to realize our net deferred tax asset, in order to determine if a valuation allowance should be recorded against it pursuant to FASB accounting guidance. We determined that it was more likely than not that we would not realize the benefits associated with our net deferred tax asset in the immediate future. Accordingly, we recorded an income tax charge of $26.0 million in the fourth quarter of 2008 to establish a full valuation allowance against our net deferred tax asset. During the past three years, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2011 and 2010 associated with the operations subject to income tax in the U.S.

Our ability to use our NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. Internal Revenue Code (“IRC”) Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. During 2005, the Company completed an analysis, with the assistance of independent tax specialists, to determine if any IRC Section 382 ownership changes had occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior period ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our future taxable income. The Company continues to review ownership changes on an annual basis and we have not had a subsequent ownership change that would impact the NOLs.

In connection with the DNAG acquisition, a deferred tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. For the year ended December 31, 2011 we recorded a Canadian income tax benefit of $869,000 associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

Contingencies.    In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, distributors, research laboratories and universities, licensors, licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We record a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

In January 2008, we elected to fix the interest rate on our long-term debt at 4.15%. As a result, we have no exposure to interest rate changes.

As of December 31, 2011, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada, Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 2.3% of our total revenues for the year ended December 31, 2011 (including revenues from DNAG). We expect the DNAG business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2011 the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in paragraph (c) below, this evaluation did not include the internal control over financial reporting for the Company’s newly-acquired subsidiary, DNAG. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

The acquisition of DNAG on August 17, 2011 represented a material change in internal control over financial reporting. As allowed under the SEC’s guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting for the period August 18, 2011 to December 31, 2011 excluded the internal control over financial reporting of DNAG. The financial reporting systems of DNAG have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of DNAG’s internal control over financial reporting in time for the current period. Management expects to complete its assessment of the effectiveness of internal control over financial reporting for the acquired business within one year of the date of the acquisition. DNAG operations contributed approximately $6.2 million in revenues to our consolidated financial results for 2011 (representing the period following the August 17, 2011 acquisition date) and DNAG had total assets of approximately $56.5 million as of December 31, 2011 (of which approximately $51.1 million represented goodwill and identifiable intangible assets). With the exception of the DNAG acquisition as noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

OraSure Technologies, Inc. acquired DNA Genotek Inc. during 2011 and management excluded from its assessment of the effectiveness of OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, DNA Genotek Inc.’s internal control over financial reporting associated with total assets of $56,534,999 (44.2% of total assets, of which $51,059,969 represents goodwill and intangibles) and total revenues of $6,215,929 (7.6% of total revenues) included in the consolidated financial statements of OraSure Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of OraSure Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of DNA Genotek Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2012

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

The information required by this Item is incorporated by reference to the information under the caption,” Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) and (a)(2). Consolidated Financial Statements and Schedules. For a list of the consolidated financial statements filed herewith, see the Index to Consolidated Financial Statements following the signature page to this Annual Report. No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(a)(3). Exhibits. See Index to Exhibits following the consolidated financial statements in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2012.

ORASURE TECHNOLOGIES, INC.

By:	/s/ DOUGLAS A. MICHELS
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ DOUGLAS A. MICHELS Douglas A. Michels	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RONALD H. SPAIR Ronald H. Spair	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

/s/ MARK L. KUNA Mark L. Kuna	Senior Vice President, Finance and Controller (Principal Accounting Officer)

*MICHAEL CELANO Michael Celano	Director

*RONNY B. LANCASTER Ronny B. Lancaster	Director

*GERALD M. OSTROV Gerald M. Ostrov	Director

*CHARLES W. PATRICK Charles W. Patrick	Director

*ROGER L. PRINGLE Roger L. Pringle	Director

*STEPHEN S. TANG Stephen S. Tang	Director

*DOUGLAS G. WATSON Douglas G. Watson	Director

*By:	/s/ JACK E. JERRETT
Jack E. Jerrett (Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2012

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,878,002	$73,843,402
Short-term investments	—	1,895,000
Accounts receivable, net of allowance for doubtful accounts of $169,916 and $105,954	17,158,751	12,471,249
Inventories	9,620,556	7,345,594
Prepaid expenses	1,682,325	1,579,513
Other current assets	495,981	350,595

Total current assets	52,835,615	97,485,353
PROPERTY AND EQUIPMENT, net	19,855,456	19,610,583
INTANGIBLE ASSETS, net	30,383,112	4,806,919
GOODWILL	24,739,776	—
OTHER ASSETS	47,383	617,238

	$127,861,342	$122,520,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,291,680	$7,791,680
Accounts payable	4,142,173	2,898,846
Accrued expenses and other	10,542,155	8,986,879

Total current liabilities	21,976,008	19,677,405

DEFERRED INCOME TAXES	5,635,633	—

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 47,392,711 and 46,225,622 shares issued and outstanding	47	46
Additional paid-in capital	249,639,955	241,663,337
Accumulated other comprehensive loss	(1,964,251)	(235,264)
Accumulated deficit	(147,426,050)	(138,585,431)

Total stockholders’ equity	100,249,701	102,842,688

	$127,861,342	$122,520,093

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
REVENUES:
Product	$80,683,650	$71,198,520	$75,168,959
Licensing and product development	1,197,648	3,816,316	1,857,267

	81,881,298	75,014,836	77,026,226
COST OF PRODUCTS SOLD	30,163,646	27,655,507	29,895,832

Gross profit	51,717,652	47,359,329	47,130,394

OPERATING EXPENSES:
Research and development	18,406,619	13,191,917	13,371,358
Sales and marketing	22,383,308	20,727,667	21,224,125
General and administrative	20,325,204	16,793,852	16,847,920
Litigation settlement	—	—	1,451,183
Impairment of patent and product rights	—	—	3,028,375

	61,115,131	50,713,436	55,922,961

Operating loss	(9,397,479)	(3,354,107)	(8,792,567)
INTEREST EXPENSE	(316,313)	(316,185)	(361,188)
INTEREST INCOME	63,990	151,757	737,892
FOREIGN CURRENCY GAIN (LOSS)	(44,253)	5,240	(21,342)
OTHER INCOME (EXPENSE)	(15,514)	16,350	1,788

Loss before income taxes	(9,709,569)	(3,496,945)	(8,435,417)

INCOME TAX BENEFIT	(868,950)	—	(622,284)

NET LOSS	$(8,840,619)	$(3,496,945)	$(7,813,133)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.19)	$(0.08)	$(0.17)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC AND DILUTED	46,908,441	46,187,332	45,877,843

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2009	45,769,221	$46	$235,862,999	$(262,442)	$(127,275,353)	$108,325,250
Common stock issued upon exercise of options	30,911	—	24,807	—	—	24,807
Vesting of restricted stock	370,457	—	—	—	—	—
Purchase and retirement of treasury shares	(132,785)	—	(391,590)	—	—	(391,590)
Shares purchased and retired pursuant to the stock repurchase plan	(108,293)	—	(308,605)	—		(308,605)
Compensation cost for restricted stock	—	—	2,621,723	—	—	2,621,723
Compensation cost for stock option grants	—	—	1,317,088	—	—	1,317,088

Comprehensive loss:
Net loss	—	—	—	—	(7,813,133)	(7,813,133)
Currency translation adjustments	—	—	—	34,513	—	34,513
Unrealized loss on marketable securities	—	—	—	(3,063)	—	(3,063)

Total comprehensive loss						(7,781,683)

Balance at December 31, 2009	45,929,511	46	239,126,422	(230,992)	(135,088,486)	103,806,990
Common stock issued upon exercise of options	2,844	—	7,977	—	—	7,977
Vesting of restricted stock	429,309	—	—	—	—	—
Purchase and retirement of treasury shares	(136,042)	—	(708,785)	—	—	(708,785)
Compensation cost for restricted stock	—	—	2,354,109	—	—	2,354,109
Compensation cost for stock option grants	—	—	883,614	—	—	883,614

Comprehensive loss:
Net loss	—	—	—	—	(3,496,945)	(3,496,945)
Currency translation adjustments	—	—	—	(3,985)	—	(3,985)
Unrealized loss on marketable securities	—	—	—	(287)	—	(287)

Total comprehensive loss						(3,501,217)

Balance at December 31, 2010	46,225,622	46	241,663,337	(235,264)	(138,585,431)	102,842,688
Common stock issued upon exercise of options	879,766	1	4,782,644	—	—	4,782,645
Vesting of restricted stock	421,470	—	—	—	—	—
Purchase and retirement of treasury shares	(134,147)	—	(908,884)	—	—	(908,884)
Compensation cost for restricted stock	—	—	2,520,834	—	—	2,520,834
Compensation cost for stock option grants	—	—	1,582,024	—	—	1,582,024

Comprehensive loss:
Net loss	—	—	—	—	(8,840,619)	(8,840,619)
Currency translation adjustments	—	—	—	(1,728,987)	—	(1,728,987)

Total comprehensive loss						(10,569,606)

Balance at December 31, 2011	47,392,711	$47	$249,639,955	$(1,964,251)	$(147,426,050)	$100,249,701

See accompanying notes to the consolidated financial statements

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(8,840,619)	$(3,496,945)	$(7,813,133)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of patent and product rights	—	—	3,028,375
Stock-based compensation	4,100,451	3,228,812	3,935,737
Depreciation and amortization	4,891,173	3,012,270	3,049,962
Deferred income taxes	(868,950)	—	—
Inventory purchase accounting step-up adjustment	852,367	—	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(3,377,339)	1,218,808	(2,116,410)
Inventories	(1,756,710)	1,498,898	1,859,596
Prepaid expenses and other assets	490,851	1,413,708	(2,442,562)
Accounts payable	911,141	(472,461)	(501,177)
Accrued expenses and other liabilities	603,651	(2,515,923)	706,847

Net cash (used in) provided by operating activities	(2,993,984)	3,887,167	(292,765)

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of short-term investments	1,895,000	2,841,000	44,090,000
Purchase of short-term investment	—	—	(5,986,000)
Acquistion of DNA Genotek Inc., net of cash acquired	(49,729,925)	—	—
Payments for patents and product rights	—	(4,500,000)	—
Purchases of property and equipment	(2,504,923)	(2,105,775)	(1,199,551)

Net cash (used in) provided by investing activities	(50,339,848)	(3,764,775)	36,904,449

FINANCING ACTIVITIES:
Repayments of long-term debt	(500,000)	(509,760)	(557,897)
Proceeds from exercise of stock options	4,782,645	7,977	24,807
Repurchase of common stock	(908,884)	(708,785)	(700,195)

Net cash provided by (used in) financing activities	3,373,761	(1,210,568)	(1,233,285)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(5,329)	(2,052)	(9,987)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,965,400)	(1,090,228)	35,368,412
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,843,402	74,933,630	39,565,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,878,002	$73,843,402	$74,933,630

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY:

We manufacture and market oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell other medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the over-the-counter or consumer retail markets in North America, Europe, Central and South America and Australia.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

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

Cash and Cash Equivalents

We consider all highly liquid investments with a purchased maturity of ninety days or less to be cash equivalents. As of December 31, 2010, cash equivalents consisted of money market accounts. We had no cash equivalents at December 31, 2011.

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

Supplemental Cash Flow Information

In 2011, 2010 and 2009, we paid interest of $318,215, $339,281, and $361,121, respectively. In 2010, we capitalized interest of $20,238. No interest was capitalized in 2011 or 2009.

In 2011, we received a refund of $14,976 for federal and state income taxes, net of state taxes paid. In 2010, we received a federal income tax refund of $597,393 related to refundable alternative minimum taxes paid in previous years, and paid state income taxes of $11,500. In 2009, we paid federal and state income taxes of $16,461.

In 2011 and 2009, we recorded through the consolidated statements of operations an increase in our allowance for doubtful accounts of $64,121 and $93,472, respectively. In 2010, we recorded through the consolidated statement of operations a decrease in our allowance for doubtful accounts of $114,716. We had write-offs of $35,902 against the allowance for doubtful accounts in 2010. We had no material write-offs against the allowance for doubtful accounts in 2011 or 2009.

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

Property and Equipment

Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold or otherwise disposed of, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations.

Intangible Assets

Intangible assets consist of customer list, patents and product rights, acquired technology, tradename and non-compete agreements. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. Customer list, acquired technology, tradename and the non-compete agreements were all part of our acquisition of DNAG. Intangible assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years.

Goodwill

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

Since the acquisition of DNAG was completed in August 2011, our first annual impairment testing for goodwill is not required as of December 31, 2011. As of December 31, 2011, we believe that no indicators of impairment exist.

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

Customer and Vendor Concentrations

We had no significant concentrations (greater than 10%) in accounts receivable as of December 31, 2011 or in revenues for the years ended December 31, 2011, 2010 or 2009. As of December 31, 2010, one of our customers, Quest Diagnostics, Incorporated, accounted for approximately 10% of our accounts receivable balances.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2011, 2010, and 2009, we incurred $129,761, $223,092, and $198,357, respectively, in advertising expenses.

Stock-Based Compensation

We account for stock-based compensation to employees and directors using the fair value method. We recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue new restricted stock, we issue new shares rather than purchase shares on the open market.

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

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in income in the period in which the change occurs.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 6,295,652, 6,295,689, and 6,251,542 shares were outstanding as of December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, these shares were excluded from the respective periods’ computation of diluted loss per share, as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive loss by their nature and disclose the balance of other comprehensive loss in the consolidated statements of stockholders’ equity and comprehensive loss.

The components of accumulated other comprehensive loss for 2011, 2010, and 2009 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(265,792)	$3,350	$(262,442)
Currency translation adjustments	34,513	—	34,513
Unrealized loss on marketable securities	—	(3,063)	(3,063)

Balance at December 31, 2009	(231,279)	287	(230,992)
Currency translation adjustments	(3,985)	—	(3,985)
Unrealized loss on marketable securities	—	(287)	(287)

Balance at December 31, 2010	(235,264)	—	(235,264)
Currency translation adjustments	(1,728,987)		(1,728,987)
Unrealized loss on marketable securities	—	—	—

Balance at December 31, 2011	$(1,964,251)	$—	$(1,964,251)

On August 17, 2011, we acquired DNAG, a Canadian based company (see discussion in Note 3). We have defined Canadian dollars as the functional currency of this reporting entity, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $1,728,987 currency translation adjustment recorded in 2011, is largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

In addition, we believe the carrying value of our debt instrument, which does not have a readily ascertainable market value, approximates fair value, given that the interest rate on outstanding borrowings approximates current market rates and it matures in May 2012.

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

All our available for sale securities were classified and measured as Level 1 instruments as of December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending the Other Comprehensive Income topic of the FASB Codification. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for us in the first quarter of 2012 and will not have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance amending the Testing Goodwill for Impairment topic of the FASB Codification. The new guidance allows companies to make a qualitative evaluation about the likelihood of goodwill impairment. If a company concludes that it is more likely than not that the carrying amount of a reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount. Otherwise, performing the two-step impairment test is unnecessary. This new guidance is effective beginning after January 1, 2012, with early adoption permitted. We do not expect the adoption of the standard update to have a significant impact on our financial position, results of operations or cash flows.

3.	Business Combination

On August 17, 2011 (the “Acquisition Date”), OraSure, through a wholly-owned subsidiary, acquired all of the outstanding capital stock of DNAG, pursuant to the terms of a Support Agreement dated July 25, 2011. The purchase price was $49,750,000 CDN ($50,466,725 in U.S. dollars at the Acquisition Date exchange rate) and was funded by OraSure with cash on hand. This purchase price consists of $50 million CDN ($50,710,000 in U.S. dollars at the Acquisition Date exchange rate) less a $250,000 CDN ($253,550 USD) working capital adjustment received in the fourth quarter 2011. Of the original $50 million CDN purchase price, $5,000,000 CDN (or $5,071,000 in U.S. dollars at the Acquisition Date exchange rate) was deposited in escrow pursuant to the Support Agreement. The payment for the working capital adjustment was funded from the escrow account. Subject to certain adjustments and the processing of any indemnification claims, $2,500,000 CDN will be released from the escrow fund in February 2013 with the balance released in February 2014.

The acquisition of DNAG strengthens OraSure’s leadership in oral fluid diagnostics, by providing OraSure with a complementary portfolio of products that enable easy and reliable collection, stabilization, transportation and storage of high quality nucleic acid (DNA and RNA) samples. These samples can then be used for a wide range of research and diagnostic applications.

We have accounted for the acquisition of DNAG using the acquisition method of accounting, in accordance with U.S. GAAP. Under the acquisition method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the Acquisition Date. The excess of the fair value of the consideration paid over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill. For purposes of the purchase price allocation, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value guidance also requires that the fair value measurements reflect the assumptions market participants use in pricing an asset or liability based upon the best information available. Under the acquisition method of accounting, acquisition related transaction costs, such as success-based banking fees and professional fees, are not included as a component of consideration transferred, but rather are accounted for as expenses in the periods in which the costs are incurred.

During 2011, we incurred a total of $2,634,049 of acquisition related costs, including success-based investment banking fees and accounting, legal and other professional fees, related to the DNAG acquisition, all of which were expensed and included in general and administrative expenses in the consolidated statement of operations for year ended December 31, 2011.

The $50,466,725 purchase price has been allocated based upon an estimate of the fair values of the tangible and intangible assets acquired and the liabilities assumed. The determination of the estimated fair value allocation of the purchase price required us to make significant estimates and assumptions. An independent valuation specialist used these estimates and assumptions to conduct analyses to assist us in determining the estimated fair value of acquired intangibles. The work performed by the independent valuation specialists, while not yet finalized, has been considered in our estimates of the fair values reflected.

As of September 30, 2011, our preliminary goodwill allocation was $27,493,114 pending receipt of the final valuation report for identifiable intangible assets. As of December 31, 2011 we have received the preliminary valuation report and we have retrospectively adjusted the purchase price allocation and reduced goodwill by $1,874,286, increased the income tax accounts by $19,264 and increased identifiable intangible assets by $1,640,000.

The following table summarizes the allocation of the estimated fair values of the assets acquired and the liabilities assumed at the Acquisition Date:

Current assets	$3,734,211
Property, plant and equipment	714,965
Other assets	759,901
Intangible assets	28,502,000
Goodwill	25,618,828

Total assets acquired	59,329,905

Current liabilities	(1,388,056)
Deferred tax liability	(7,475,124)

Total liabilities assumed	(8,863,180)

Purchase price	50,466,725
Less cash acquired	(736,800)

Net cash paid	$49,729,925

The following represents details of the purchased intangible assets as part of the acquisition:

Description	Estimated Useful Life (in years)	Amount
Customer list	10	$12,706,000
Acquired technology	7	9,869,000
Tradename	15	4,870,000
Non-compete agreements	1-3	1,057,000

Total acquired intangible assets		$28,502,000

The acquisition of DNAG will provide us with an opportunity to access and expand its business in the molecular diagnostic marketplace. This factor contributed to a purchase price resulting in goodwill. The acquired goodwill will not be amortized, and also will not be deductible for income tax purposes.

Included in the current assets acquired in the DNAG acquisition was inventory having an estimated fair value of $1,412,755. This fair value includes an $892,276 “step-up” adjustment to capitalize the estimated manufacturing profit in acquired finished goods inventory as of the Acquisition Date, of which we expensed $852,367 to cost of products sold during the year ended December 31, 2011. We will record an additional non-cash charge to cost of products sold over the period in which the remainder of the stepped-up inventory is sold.

The results of operations associated with DNAG have been consolidated with those of the Company since the Acquisition Date. Total revenues of $6,215,929 and a net loss of $693,418, including $852,367 of inventory step-up as noted above, attributable to DNAG were recognized in the consolidated statement of operations for the year ended December 31, 2011.

The following unaudited condensed consolidated pro forma information sets forth the revenues, net loss and net loss per share of the Company for the year ended December 31, 2011 and 2010, as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information presented below is not necessarily indicative of the results that would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

	Years Ended December 31,
	2011	2010
Total revenues	$89,965,827	$89,303,346
Net loss	$(10,910,912)	$(4,842,155)
Loss per share:
Basic and diluted	$(0.23)	$(0.10)

The supplemental pro forma results for the year ended December 31, 2011 exclude $2,634,049 of transaction costs incurred by OraSure that were recorded in operating expenses.

4.	INVENTORIES:

	December 31,
	2011	2010
Raw materials	$5,767,735	$4,453,560
Work in process	497,277	258,335
Finished goods	3,355,544	2,633,699

	$9,620,556	$7,345,594

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2011	2010
Land	$1,117,788	$1,117,788
Buildings and improvements	16,531,757	16,211,986
Machinery and equipment	17,427,617	16,375,791
Computer equipment and software	5,167,284	4,312,488
Furniture and fixtures	1,669,612	1,517,647
Construction in progress	438,505	279,200

	42,352,563	39,814,900
Less accumulated depreciation	(22,497,107)	(20,204,317)

	$19,855,456	$19,610,583

Depreciation expense was $2,934,342, $2,509,658, and $2,395,202 for 2011, 2010, and 2009, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill for the year ended December 31, 2011 is as follows:

2011
Balance as of January 1	$—
Goodwill from DNAG acquisition	25,618,828
Decrease related to foreign currency translation	(879,052)

Balance as of December 31	$24,739,776

Intangible assets consist of the following:

	Amortization Period (Years)	December 31, 2011
		Gross	Accumulated Amortization	Net
Customer list	10	$12,269,923	$(440,758)	$11,829,165
Patents and product rights	3-10	10,448,620	(6,385,701)	4,062,919
Acquired technology	7	9,530,541	(481,662)	9,048,879
Tradename	15	4,703,079	(116,761)	4,586,318
Non-compete agreements	1-3	1,020,535	(164,704)	855,831

		$37,972,698	$(7,589,586)	$30,383,112

	Amortization Period (Years)	December 31, 2010
		Gross	Accumulated Amortization	Net
Patents and product rights	3-10	$10,448,620	$(5,641,701)	$4,806,919

Amortization expense for 2011, 2010, and 2009 was $1,956,831, $502,333, and $542,913, respectively.

Amortization expense for each of the five succeeding fiscal years is estimated as follows:

2012	$3,737,673
2013	3,641,102
2014	3,483,778
2015	3,259,704
2016	3,259,704
Beyond	13,001,151

Patents and products rights are made up of the following:

	December 31,
	2011	2010
HIV-related	$1,900,000	$1,900,000
HCV-related	4,500,000	4,500,000
Lateral flow-related	1,500,000	1,500,000
Cryosurgery-related	2,548,620	2,548,620

	10,448,620	10,448,620
Less accumulated amortization	(6,385,701)	(5,641,701)

	$4,062,919	$4,806,919

During 2010, upon achievement of three additional domestic development and commercial milestones, we paid a total of $4,500,000 in license fees pursuant to the terms of our HCV license agreement. Based on our estimate of the cash flows to be received from future product sales in the domestic market that utilize this HCV technology, we capitalized these fees as patent and product rights. We are amortizing the amounts to cost of products sold on a straight-line basis over ten years, which represents the expected life of the product. No additional payments are required under this agreement.

The consolidated statement of operations reflects a 2009 impairment charge of $3,028,375 that was recorded related to certain HCV license, patents and product rights.

7.	PREPAID EXPENSES:

In August 2008, a complaint was filed against the Company in the US District Court for the District of New Jersey by Inverness Medical Innovations, Inc., and Inverness Medical Switzerland GmbH (collectively, “Inverness”) and Church & Dwight Co. Inc., alleging that the Company’s OraQuick ADVANCE® Rapid HIV-1/2 Antibody Test infringed US Patent No. 6,485,982 (the “’982 Patent”). In November 2009, the Company entered into a settlement agreement with Inverness and Church & Dwight and the litigation was dismissed with prejudice. Under the settlement agreement, the Company made a $3,000,000 payment to Inverness. Inverness granted the Company nonexclusive, worldwide, royalty-bearing, non-transferable and nonsublicensable (sub)licenses to certain patent rights, including the ‘982 Patent. In addition, each party received limited supply and distribution rights to certain other products developed by the other party. We allocated the $3,000,000 payment based upon the relative fair values of the litigation settlement, of which, $1,451,183 was immediately expensed in our 2009 consolidated statement of operations and $1,548,817 was recorded as prepaid royalties to be expensed to cost of goods sold, based on future OraQuick ADVANCE® HIV revenues through December 31, 2012.

8.	ACCRUED EXPENSES AND OTHER:

	December 31,
	2011	2010
Payroll and related benefits	$4,866,812	$4,343,350
Royalties	1,985,875	1,985,799
Customer prepayments	1,318,546	896,531
Professional fees	834,657	213,308
Clinical research obligations	—	400,860
Other	1,536,265	1,147,031

	$10,542,155	$8,986,879

9.	LONG-TERM DEBT:

As of December 31, 2011 and 2010, we had in place a $10,000,000 credit facility (the “Credit Facility”), as amended, with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum are payable monthly through May 27, 2012, at which time the remaining unpaid principal balance is payable. As of December 31, 2011, we had no available borrowings under this Credit Facility. We are currently in negotiations with Comerica to refinance this credit facility.

All borrowings under the Credit Facility are collateralized by a first priority security interest in all OraSure assets, including present and future accounts receivable, chattel paper, contracts and contract rights, equipment and accessories, general intangibles, investments, instruments, inventories, and a mortgage on our three facilities in Bethlehem, Pennsylvania. The Credit Facility contains certain covenants that set forth minimum requirements for our quick ratio, liquidity, and tangible net worth. We were in compliance with all covenants as of December 31, 2011. The Credit Facility also restricts our ability to pay dividends, to make certain investments, to incur additional indebtedness, to sell or otherwise dispose of a substantial portion of assets, and to merge or consolidate operations with an unaffiliated entity, without the consent of Comerica.

10.	INCOME TAXES:

Loss before income tax benefit consists of the following:

	2011	2010	2009
United States	$(8,147,201)	$(3,496,945)	$(8,435,417)
Canada	(1,562,368)	—	—

	$(9,709,569)	$(3,496,945)	$(8,435,417)

The components of the income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current
Federal	$—	$—	$(631,688)
State	—	—	9,404
Canada	—	—	—

	—	—	(622,284)

Deferred
Federal	(2,673,941)	(1,214,773)	(2,115,338)
State	(273,175)	(91,805)	(35,591)
Canada	(868,950)	—	—

	(3,816,066)	(1,306,578)	(2,150,929)
Increase in valuation allowance	2,947,116	1,306,578	2,150,929

	(868,950)	—	—

Total income tax provision (benefit)	$(868,950)	$—	$(622,284)

For the year ended December 31, 2011 we recorded an income tax benefit of $868,950 associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.9)	(0.9)	(0.2)
Canadian income taxes	(8.9)	—	—
Nondeductible expenses and other	5.3	6.8	3.1
U.S. research and development credits	(5.7)	(9.7)	(1.8)
Change in valuation allowance, federal and state	36.3	37.8	25.5

Effective tax rate	(8.9)%	—%	(7.4)%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our total deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,286,412	$17,258,574
Inventory	1,216,069	1,001,425
Capitalized research and development costs	6,489,062	3,639,949
Accruals and reserves currently not deductible	1,967,574	1,228,788
Patent costs	1,552,456	1,814,528
Acquired intangible assets	(6,635,116)	—
Depreciation and amortization	(1,019,410)	(1,129,974)
Stock-based compensation	4,157,055	3,672,184
Research and development tax credit carryforward	2,102,935	1,316,804

Net deferred tax asset	26,117,037	28,802,278
Valuation allowance	(31,752,670)	(28,802,278)

Net deferred tax liability	$(5,635,633)	$—

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008 we recorded an income tax charge to establish a full valuation allowance against our net deferred tax asset. During the subsequent years, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our deferred income tax asset will not be realized in the immediate future. As such, we maintained a full valuation allowance against our net deferred tax assets as of December 31, 2011 and 2010 associated with our U.S. operations.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2017-2018	$6,020,032
2019	12,807,326
2020-2024	16,397,737
2025-2031	11,954,076

$47,179,171

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

As of December 31, 2011, our gross unrecognized tax benefits totaled $2,014,766 of which, if recognized, $1,943,894 would result in a reduction to our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2011, 2010 and 2009. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service for the years 2008 through 2011, as well as by several state jurisdictions for the years ended December 31, 2001 through 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance as of January 1	$2,089,801	$2,044,929	$2,184,370
Additions based on tax positions related to the current period	52,979	51,793	10,121
Additions for tax positions of prior periods	18,852	—	—
Reductions for tax positions of prior periods	(146,866)	(6,921)	(149,562)
Settlements	—	—	—

Balance as of December 31	$2,014,766	$2,089,801	$2,044,929

11.	STOCKHOLDERS’ EQUITY:

Stock-Based Awards

We grant stock-based awards under the OraSure Technologies, Inc. Stock Award Plan, as amended and restated (the “Stock Plan”). The Stock Plan permits stock-based awards to employees, outside directors and consultants or other third-party advisors. Awards which may be granted under the Stock Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. We recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue new restricted stock, we normally issue new shares rather than purchase shares on the open market.

Under the terms of the Stock Plan, nonqualified options may be granted to eligible employees, including our officers at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may be either unlimited or have a specified period in which to vest and be exercised. To date, options generally have been granted with ten-year exercise periods and an exercise price not less than the fair market value on the date of grant. Options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over the next three years.

As of December 31, 2011, 4,054,041 shares were available for future grants under the Stock Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2011	2010	2009
Risk-free interest rate(1)	1.36%	1.89%	1.50%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	54%	54%	53%
Expected life of stock options (in years)(3)	4	4	4

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Expected stock price volatility is based upon historical experience.
(3)	Expected life of stock options is based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $2.82, $2.24 and $1.22, respectively.

Amounts recognized in the financial statements related to stock options were as follows:

	Years Ended December 31,
	2011	2010	2009
Total compensation cost during the year	$1,579,321	$876,918	$1,314,014
Amounts capitalized into inventory during the year	(58,365)	(40,332)	(55,381)
Amounts recognized in cost of products sold for amounts previously capitalized	36,242	63,001	128,805

Amounts charged against income	$1,557,198	$899,587	$1,387,438

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the years ended December 31, 2011, 2010 and 2009 was $2,490,449, $9,024, and $79,884, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	5,130,707	$7.58
Granted	681,708	2.89
Exercised	(30,911)	0.80
Forfeited	(349,839)	6.61

Outstanding on December 31, 2009	5,431,665	7.09
Granted	709,230	5.15
Exercised	(2,844)	2.81
Forfeited	(634,518)	7.19

Outstanding on December 31, 2010	5,503,533	6.83
Granted	1,143,225	6.78
Exercised	(879,766)	5.44
Expired	(163,000)	10.74
Forfeited	(187,806)	8.11

Balance, December 31, 2011	5,416,186	$6.89	5.94	$12,488,524

Vested or expected to vest as of December 31, 2011	5,354,198	$6.90	5.90	$12,257,299

Exercisable on December 31, 2011	3,806,112	$7.24	4.75	$7,481,640

As of December 31, 2011, there was $3,485,676 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 1.9 years.

Net cash proceeds from the exercise of stock options were $4,782,645, $7,977 and $24,807 for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2011:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining life, in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$2.55–$4.59	550,453	10.17	$3.17	388,661	$3.26
$4.75–$5.19	635,519	8.98	5.15	326,086	5.11
$5.28–$6.37	486,744	4.35	5.72	355,597	5.65
$6.63	786,550	9.09	6.63	—	—
$6.67–$7.76	875,079	3.09	7.38	735,000	7.40
$7.90–$8.18	413,439	5.87	8.05	403,826	8.05
$8.20	567,897	2.04	8.20	567,897	8.20
$8.21–$8.97	583,502	5.39	8.49	512,042	8.50
$9.04–$10.89	512,003	4.14	9.52	512,003	9.52
$10.99	5,000	3.83	10.99	5,000	10.99

	5,416,186	5.94	$6.89	3,806,112	$7.24

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,520,834, $2,354,109 and $2,621,723 related to restricted shares was recognized during the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2009	831,488	$8.11
Granted	429,870	2.82
Vested	(370,457)	8.39
Forfeited	(71,024)	5.38

Issued and unvested, December 31, 2009	819,877	5.44
Granted	454,715	5.19
Vested	(429,309)	5.51
Forfeited	(53,127)	5.15

Issued and unvested, December 31, 2010	792,156	5.28
Granted	526,880	6.53
Vested	(421,470)	5.47
Forfeited	(18,100)	6.63

Issued and unvested, December 31, 2011	879,466	$5.91

Issued and expected to vest, December 31, 2011	879,466	$5.91

As of December 31, 2011, there was $3,085,982 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

In connection with the vesting of restricted shares during the years ended December 31, 2011, 2010 and 2009, we purchased and immediately retired 134,147, 136,042 and 132,785 shares with aggregate values of $908,884, $708,785 and $391,590, respectively, in satisfaction of minimum tax withholding obligations.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000,000 of our outstanding common shares. No shares were purchased and retired in 2011 or 2010. During the year ended December 31, 2009, we purchased and retired 108,293 shares of common stock at an average price of $2.85 per share.

12.	BUSINESS SEGMENT INFORMATION:

We operate our business within two reportable segments. The first is our core “OraSure” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery. The second segment is the business of our newly acquired subsidiary, DNAG, which is based in Ottawa, Canada and manufactures and sells oral fluid collection devices that are used to collect samples of genetic material for molecular testing. OraSure revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OraSure also derives revenues from licensing and production development activities. DNAG revenues consist of product sold into the medicine, animal and livestock genetics markets.

We organized our operating segments according to the nature of the products they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). We evaluate performance of our operating segments based on revenue and operating income(loss). We do not allocate interest income, interest expense, other income, other expenses and income taxes to our operating segments. Reportable segments have no inter-segment revenues.

The following table summarizes segment information for the year ended December 31, 2011. During the years ended December 31, 2010 and 2009 we operated within only one reportable segment.

	OraSure	DNAG	Totals
Revenues	$75,665,369	$6,215,929	$81,881,298
Operating loss	7,854,800	1,542,679	9,397,479
Depreciation and amortization	3,550,319	1,340,954	4,891,273
Capital expenditures	2,345,172	159,751	2,504,923
Total assets	71,326,343	56,534,999	127,861,342

Our products are sold principally in the United States, Canada and Europe.

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
United States	$67,644	$63,520	$62,209
Europe	7,506	6,493	6,592
Other regions	6,731	5,002	8,225

	$81,881	$75,015	$77,026

The following table represents total long-lived assets by geographic area (amounts in thousands):

	For the Years Ended December 31,
	2011	2010
United States	$18,954	$19,454
Canada	706	—
Other regions	195	156

	$19,855	$19,610

13.	COMMITMENTS AND CONTINGENCIES:

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

2012	$500,000
2013	500,000
2014	500,000
2015	500,000
2016	500,000
Thereafter	791,667

$3,291,667

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2012	$437,419
2013	427,280
2014	213,296

$1,077,995

Rent expense for 2011, 2010 and 2009 was $306,800, $162,584, and $181,124, respectively.

Purchase Commitments

As of December 31, 2011, we had outstanding non-cancelable purchase commitments in the amount of $2,265,799 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, extending through 2014, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments of $2,268,750 and $550,250 in 2012 and 2013, respectively.

Litigation

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

14.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4,000 per year. Contributions to the 401(k) Plan, net of forfeitures, were $533,286, $597,285, and $563,017 in 2011, 2010, and 2009, respectively.

15.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2011 and 2010. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein (all amounts in thousands, except per share amounts).

	2011 Results
	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011(1)	December 31, 2011(1)
Revenues	$17,414	$19,064	$21,714	$23,689
Costs and expenses	19,967	21,423	25,919	23,970

Operating income (loss)	(2,553)	(2,359)	(4,205)	(281)
Other income (expense), net	(45)	(79)	(29)	(158)

Income (loss) before income taxes	(2,598)	(2,438)	(4,234)	(439)
Income tax benefit	—	—	(315)	(554)

Net income (loss)	$(2,598)	$(2,438)	$(3,919)	$115

Earnings (loss) per share
Basic and Diluted	$(0.06)	$(0.05)	$(0.08)	$—

	2010 Results
	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$17,945	$19,218	$19,034	$18,818
Costs and expenses	20,121	19,753	18,745	19,750

Operating income (loss)	(2,176)	(535)	289	(932)
Other income (expense), net	(19)	(18)	(15)	(91)

Income (loss) before income taxes	(2,195)	(553)	274	(1,023)
Income tax benefit	—	—	—	—

Net income (loss)	$(2,195)	$(553)	$274	$(1,023)

Earnings (loss) per share(2)
Basic and Diluted	$(0.05)	$(0.01)	$0.01	$(0.02)

(1)

Includes the results of operations of DNA Genotek Inc. beginning on the acquisition date of August 17, 2011 as well as $2.5 million and $100,000 of transaction costs associated with the acquisition in the three ended months September 30, 2011 and December 31, 2011, respectively.

(2)	The summation of the quarterly amounts may not equal the year-end amounts as included in the financial statements due to the use of weighted-average shares for each period.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Support Agreement, dated July 25, 2011, by and among OraSure Technologies, Inc., Acquisition Sub, DNA Genotek, Inc., 1548674 Ontario, Inc., and the shareholders of 1548674 Ontario, Inc., is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2011.

2.2	Form of Offer to Purchase and Share Purchase Agreement, between Acquisition Sub and the DNA Genotek, Inc. shareholders signatory thereto, is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 25, 2011.

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, amended and restated as of August 18, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.6	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.7	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.8	Employment Agreement, dated September 23, 2005, between OraSure Technologies, Inc. and Stephen R. Lee, Ph.D., is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed September 28, 2005.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

Exhibit Number	Exhibit

10.10	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.12	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.13	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.15	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.16	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.18	Description of Non-employee Director Compensation Policy, as amended as of February 15, 2010, is incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.19	Description of Non-employee Director Compensation Policy, as amended as of November 14, 2011.*

10.20	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.21	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.22	Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective as of May 17, 2011, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 5, 2011.*

10.23	Form of Restricted Share Grant Agreement (Executive Officers).*

10.24	Form of Restricted Share Grant Agreement (Non-Employee Directors).*

10.25	Nonqualified Stock Option Award General Terms and Conditions (Executive Officers).*

10.26	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors).*

10.27	Description of the OraSure Technologies, Inc. 2011 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 23, 2011.*

Exhibit Number	Exhibit

10.28	Description of the OraSure Technologies, Inc. Long Term Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 23, 2011.*

10.29	Description of the OraSure Technologies, Inc. 2010 Stock Award Guidelines is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 19, 2010.*

10.30	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.31	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.32	Loan and Security Agreement, dated as of September 10, 2002, between Comerica Bank – California and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.33	First Amendment to Loan and Security Agreement, dated as of May 23, 2003, between OraSure Technologies, Inc. and Comerica Bank – California, is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.34	Second Amendment to Loan and Security Agreement, dated as of September 12, 2003, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 17, 2003.

10.35	Third Amendment to Loan and Security Agreement, dated as of April 21, 2005, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 27, 2005.

10.36	Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2006, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 30, 2006.

10.37	Fifth Amendment to Loan and Security Agreement, dated as of June 28, 2007, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed July 5, 2007.

10.38	Sixth Amendment to Loan and Security Agreement, dated as of June 24, 2011, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 27, 2011.

10.39	Seventh Amendment to Loan and Security Agreement, dated as of August 16, 2011, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 18, 2011.

10.40	Eighth Amendment to Loan and Security Agreement, dated as of November 18, 2011, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by Reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed November 23, 2011.

10.41	Ninth Amendment to Loan and Security Agreement, dated as of February 24, 2012, between OraSure Technologies, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed February 27, 2012.

10.42	Settlement Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit Number	Exhibit

10.43	License Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.