Form 10-Q
period 2012-06-30
ORASURE TECHNOLOGIES INC
filed 2012-08-08
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Act).     Yes  ☐    No  ☒

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 3, 2012: 55,104,006 shares.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$23,272,584	$23,878,002
Accounts receivable, net of allowance for doubtful accounts of $155,970 and $169,916	15,412,638	17,158,751
Inventories	11,024,817	9,620,556
Prepaid expenses	2,190,560	1,682,325
Other current assets	441,847	495,981

Total current assets	52,342,446	52,835,615

PROPERTY AND EQUIPMENT, net	18,975,141	19,855,456

INTANGIBLE ASSETS, net	28,503,467	30,383,112

GOODWILL	24,843,343	24,739,776

OTHER ASSETS	70,830	47,383

	$124,735,227	$127,861,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$7,041,680	$7,291,680
Accounts payable	4,304,812	4,142,173
Accrued expenses and other	9,455,750	10,542,155

Total current liabilities	20,802,242	21,976,008

OTHER LIABILITIES	29,869	—

DEFERRED INCOME TAXES	5,058,867	5,635,633

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000,000 shares authorized, 48,317,863 and 47,392,711 shares issued and outstanding	48	47
Additional paid-in capital	254,802,269	249,639,955
Accumulated other comprehensive loss	(1,718,013)	(1,964,251)
Accumulated deficit	(154,240,055)	(147,426,050)

Total stockholders’ equity	98,844,249	100,249,701

	$124,735,227	$127,861,342

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Product	$22,338,856	$18,699,285	$42,077,445	$35,749,397
Licensing and product development	276,780	364,275	1,482,624	727,891

	22,615,636	19,063,560	43,560,069	36,477,288

COST OF PRODUCTS SOLD	7,916,770	6,802,596	15,128,814	12,949,493

Gross profit	14,698,866	12,260,964	28,431,255	23,527,795

OPERATING EXPENSES:
Research and development	3,112,439	5,142,987	6,556,816	9,563,227
Sales and marketing	9,014,173	5,351,841	16,887,694	10,283,717
General and administrative	6,112,014	4,125,516	12,178,184	8,593,127

	18,238,626	14,620,344	35,622,694	28,440,071

Operating loss	(3,539,760)	(2,359,380)	(7,191,439)	(4,912,276)

INTEREST EXPENSE	(74,299)	(79,556)	(149,071)	(157,743)

INTEREST INCOME	2,833	18,475	5,440	57,420

FOREIGN CURRENCY LOSS	(40,018)	(10,196)	(90,356)	(18,374)

OTHER EXPENSE	(1,665)	(7,743)	(8)	(5,530)

Loss before income taxes	(3,652,909)	(2,438,400)	(7,425,434)	(5,036,503)

INCOME TAX BENEFIT	(90,574)	—	(611,429)	—

NET LOSS	$(3,562,335)	$(2,438,400)	$(6,814,005)	$(5,036,503)

LOSS PER SHARE:
BASIC	$(0.07)	$(0.05)	$(0.14)	$(0.11)

DILUTED	$(0.07)	$(0.05)	$(0.14)	$(0.11)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	48,234,623	46,814,379	48,020,990	46,666,895

DILUTED	48,234,623	46,814,379	48,020,990	46,666,895

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET LOSS	$(3,562,335)	$(2,438,400)	$(6,814,005)	$(5,036,503)

OTHER COMPEHENSIVE INCOME (LOSS)
Currency translation adjustments	(859,352)	1,704	246,238	1,435

Other comprehensive income (loss)	(859,352)	1,704	246,238	1,435
COMPREHENSIVE LOSS	$(4,421,687)	$(2,436,696)	$(6,567,767)	$(5,035,068)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(6,814,005)	$(5,036,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,520,686	1,930,692
Depreciation and amortization	3,614,056	1,683,955
Deferred income taxes	(611,429)	—
Changes in assets and liabilities
Accounts receivable	1,763,684	728,401
Inventories	(1,401,384)	(801,011)
Prepaid expenses and other assets	(475,717)	495,185
Accounts payable	151,209	825,335
Accrued expenses and other liabilities	(1,043,037)	(199,351)

Net cash used in operating activities	(2,295,937)	(373,297)

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of short-term investments	—	1,895,000
Purchases of property and equipment	(730,086)	(1,179,818)

Net cash provided by (used in) investing activities	(730,086)	715,182

FINANCING ACTIVITIES:
Repayments of long-term debt	(250,000)	(250,000)
Proceeds from exercise of stock options	4,129,868	2,312,023
Repurchase of common stock	(1,485,458)	(847,819)

Net cash provided by financing activities	2,394,410	1,214,204

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	26,195	—

NET INCREASE (DECREASE) IN CASH	(605,418)	1,556,089

CASH, BEGINNING OF PERIOD	23,878,002	73,843,402

CASH, END OF PERIOD	$23,272,584	$75,399,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$151,646	$105,719
Income taxes	$20,316	$25,000

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

OraSure Technologies, Inc. (“OraSure” and together with its wholly-owned subsidiaries, the “Company”) manufactures and markets oral fluid diagnostic products and specimen collection devices using its proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our products has been sold in the over-the-counter or consumer retail markets in North America, Europe, Central and South America and Australia.

We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, and animal genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization and transportation of DNA in saliva.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of OraSure and its wholly-owned subsidiary, DNA Genotek, Inc. (“DNAG”). All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations expected for the full year.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories and intangible assets, as well as calculations related to contingencies and accruals, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, reductions in government funding, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the consolidated financial statements in those future periods.

Fair Value of Financial Instruments. As of June 30, 2012, the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. In addition, we believe the carrying value of our debt instrument, which does not have a readily ascertainable market value, approximates fair value, given that the interest rate on outstanding borrowings approximates current market rates.

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

Effective January 3, 2012, we implemented a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of June 30, 2012 was $29,861 and was calculated using the market price of the mutual funds as of that date. All investments in the plan are classified as trading securities and measured as Level 1 instruments.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2012	December 31, 2011
Raw materials	$5,798,919	$5,767,735
Work in process	546,017	497,277
Finished goods	4,679,881	3,355,544

	$11,024,817	$9,620,556

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold or otherwise disposed of, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the statement of operations. Accumulated depreciation of property and equipment as of June 30, 2012 and December 31, 2011 was $24,108,782 and $22,497,107, respectively.

Intangible Assets. Intangible assets consist of the following:

		June 30, 2012
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$12,321,288	$(975,799)	$11,345,489
Patents and product rights	3-10	10,448,620	(6,757,703)	3,690,917
Acquired technology	7	9,570,439	(1,130,955)	8,439,484
Tradename	15	4,722,767	(274,158)	4,448,609
Non-compete agreements	1-3	1,024,807	(445,839)	578,968

		$38,087,921	$(9,584,454)	$28,503,467

		December 31,2011
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$12,269,923	$(440,758)	$11,829,165
Patents and product rights	3-10	10,448,620	(6,385,701)	4,062,919
Acquired technology	7	9,530,541	(481,662)	9,048,879
Tradename	15	4,703,079	(116,761)	4,586,318
Non-compete agreements	1-3	1,020,535	(164,704)	855,831

		$37,972,698	$(7,589,586)	$30,383,112

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

As of June 30, 2012, we believe no indicators of impairment exist. Goodwill changed by $103,567 from $24,739,776 at December 31, 2011 to $24,843,343 at June 30, 2012 as a result of foreign currency translation.

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

Customer and Vendor Concentrations. We had no significant concentrations (greater than 10%) in accounts receivable as of June 30, 2012 or December 31, 2011 or in revenues for the three or six months ended June 30, 2012 or 2011.

We currently purchase certain products and critical components of our products from sole-supply vendors, and if these vendors are unable or unwilling to supply the required components and products, this could subject us to substantial delays or interruptions in the delivery of our products to our customers and increased costs. We also use third-party suppliers to manufacture some of our products. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Loss Per Share. Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 6,212,237, and 6,813,649 shares were outstanding as of June 30, 2012 and 2011, respectively. As a result of our net losses for the three and six months ended June 30, 2012 and 2011, these shares were excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

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

We have defined Canadian dollars as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations for DNAG are translated into U.S. dollars, which is the reporting currency of the Company. The $246,238 currency translation adjustment recorded in the first six months of 2012 and included in the Statement of Other Comprehensive Loss is largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

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

3. Business Combination

On August 17, 2011 (the “Acquisition Date”), we acquired all of the outstanding capital stock of DNAG, a manufacturer of oral fluid collection kits that are used to collect, stabilize and store samples of genetic material. DNAG is located in Ottawa, Canada. The purchase price was $49,750,000 CDN ($50,466,725 in U.S. dollars at the

Acquisition Date exchange rate) and was funded by OraSure with cash on hand. The purchase price consisted of $50.0 million CDN ($50,710,000 in U.S. dollars at the Acquisition Date exchange rate) less a $250,000 CDN ($253,550 U.S. dollars) working capital adjustment received in the fourth quarter of 2011. Of the original $50.0 million CDN purchase price, $5,000,000 CDN (or $5,071,000 in U.S. dollars at the Acquisition Date exchange rate) was deposited in escrow pursuant to the related support agreement. The payment for the working capital adjustment was funded from the escrow account. Subject to certain adjustments and the processing of any indemnification claims, $2,500,000 CDN will be released from the escrow fund in February 2013 with the balance released in February 2014.

The results of operations associated with DNAG have been consolidated with those of OraSure since the Acquisition Date.

The following unaudited condensed pro forma consolidated information sets forth the combined revenues, net loss and net loss per share of OraSure and DNAG for the three and six months ended June 30, 2011, as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information presented below is not necessarily indicative of the results that would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenues	$22,470,352	$44,044,215
Net loss	(2,646,201)	(5,506,187)
Loss per share:
Basic and diluted	$(0.06)	$(0.12)

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2012 and 2011 was $5.10 and $3.51 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $5.43 and $2.86 per share, respectively.

Total compensation cost related to stock options for the six months ended June 30, 2012 and 2011 was $1,073,851 and $684,762, respectively, of which $35,518 and $24,270 was capitalized into inventory during the six months ended June 30, 2012 and 2011, respectively. The amounts recognized in cost of products sold for amounts previously capitalized were $22,196 and $24,946 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2012:

Options
Outstanding on January 1, 2012	5,416,186
Granted	750,693
Exercised	(626,521)
Expired	(9,694)
Forfeited	(15,625)

Outstanding on June 30, 2012	5,515,039

As of June 30, 2012, there was $6,419,564 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a remaining weighted average period of 2.1 years.

Net cash proceeds from the exercise of stock options were $4,129,868 and $2,312,023 for the six months ended June 30, 2012 and 2011, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from the stock option exercises during these periods.

As mentioned above, the Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. During the six months ended June 30, 2012, we granted 252,932 restricted shares of our common stock, with a weighted average grant date fair value of $11.29 per share, to certain key officers, members of management and outside directors. Compensation cost of $1,446,835 and $1,245,929 related to restricted shares was recognized during the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2012:

Shares
Issued and unvested, January 1, 2012	879,466
Granted	252,932
Vested	(432,464)
Forfeited	(2,736)

Issued and unvested, June 30, 2012	697,198

As of June 30, 2012, there was $4,456,572 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a remaining weighted average period of 1.86 years. In connection with the vesting of restricted shares, during the six months ended June 30, 2012 and 2011, 133,833 and 126,847 shares, respectively, with aggregate values of $1,485,458 and $847,819, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

5. Accrued Expenses

	June 30, 2012	December 31, 2011
Payroll and related benefits	$4,044,149	$4,866,812
Royalties	1,664,588	1,985,875
Customer prepayments	1,561,423	1,318,546
Professional fees	794,155	834,657
Other	1,391,435	1,536,265

	$9,455,750	$10,542,155

6. Long-term Debt

As of June 30, 2012, we had in place a $10,000,000 credit facility, as amended (the “Credit Facility”), with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum were payable monthly through August 27, 2012, at which time the remaining unpaid principal balance was payable. On July 30, 2012, we repaid the $7,041,680 principal balance outstanding under this Credit Facility and we can make no further borrowings under this Credit Facility.

7. Income Taxes

During the three and six months ended June 30, 2012, we recorded a foreign deferred tax benefit of $90,574 and $611,429, respectively, associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG. The income tax benefit recorded in the second quarter of 2012 was negatively impacted by an adjustment to DNAG’s deferred tax liability to reflect a change in the enacted Canadian provincial tax rates.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liabilities as of June 30, 2012 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of June 30, 2012 and December 31, 2011 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the three and six months ended June 30, 2012 or 2011.

8. Commitments and Contingencies

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

9. Business Segment Information

We operate our business within two reportable segments: our “OraSure” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery; and our molecular collection systems or “DNAG” business, which consists of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OraSure revenues consist primarily of product sold in the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OraSure also derives revenues from licensing and product development activities. DNAG revenues consist primarily of product sold into the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets.

We organized our operating segments according to the nature of the products in those segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). We evaluate performance of our operating segments based on revenue and operating loss. We do not allocate interest income, interest expense, other income, other expenses or income taxes to our operating segments. Reportable segments have no inter-segment revenues.

The following table summarizes segment information for the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011 we operated within only one reportable segment.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues
OraSure	$19,274,904	$36,921,460
DNAG	3,340,732	6,638,609

Total	$22,615,636	$43,560,069

Operating loss
OraSure	$(2,537,672)	$(5,285,849)
DNAG	(1,002,088)	(1,905,590)

Total	$(3,539,760)	$(7,191,439)

Depreciation and amortization
OraSure	$907,591	$1,796,699
DNAG	897,428	1,817,357

Total	$1,805,019	$3,614,056

Capital expenditures
OraSure	$379,879	$647,040
DNAG	44,352	83,046

Total	$424,231	$730,086

	June 30, 2012
Total assets
OraSure	$70,875,126
DNAG	53,860,101

Total	$124,735,227

Our products are sold principally in the United States, Canada and Europe.

The following table represents total revenues by geographic area, based on the location of the customer (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$16,895	$16,341	$32,531	$30,579
Europe	2,732	1,293	5,529	3,279
Other regions	2,989	1,430	5,500	2,619

	$22,616	$19,064	$43,560	$36,477

The following table represents total long-lived assets by geographic area (amounts in thousands):

	June 30, 2012	December 31, 2011
United States	$18,229	$18,954
Canada	603	706
Other regions	143	195

	$18,975	$19,855

10. RETIREMENT PLANS:

In addition to our existing 401(k) plan, effective January 3, 2012, we implemented a nonqualified Deferred Compensation plan to permit eligible highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of June 30, 2012, the value of the assets associated with the plan was $29,861 and is included in other assets in the consolidated balance sheet. Our obligation related to the deferred compensation plan is included in other liabilities in the consolidated balance sheet. As of June 30, 2012, our total obligation under this plan was $29,861.

11. SUBSEQUENT EVENT:

On July 11, 2012, we completed a public equity offering of 6,100,000 common shares, at a price of $12.30 per share, raising $75.0 million before expenses of the offering. In connection with the offering, we paid $4.5 million in underwriting discounts and commissions and incurred approximately $313,000 in additional offering expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/loss per share, net income (loss), expenses, cash flow or other financial performance or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through an internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; failure of distributors or other customers to meet purchase forecasts or minimum purchase requirements for the Company’s products; impact of replacing distributors and success of direct sales efforts; inventory levels at distributors and other customers; ability to integrate and realize the full benefits of the Company’s acquisition of DNA Genotek; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of the economic downturn, high unemployment and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products, including the OraQuick® In-Home HIV Test; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance, extended shelf life or other factors; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to meet financial covenants in agreements with financial institutions; ability to refinance outstanding debt under expiring credit facilities on acceptable terms or at all; ability to retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2011, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report and we undertake no duty to update these statements.

The following discussion should be read in conjunction with our consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below.

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

We also manufacture and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization and transportation of DNA from human saliva. We serve customers in multiple countries worldwide, including many leading research universities and hospitals.

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

Because of the regulatory approvals needed for most of our products, we often are required to rely on sole source providers for critical components and materials and on related products supplied by third parties. This is particularly true for our OraQuick ADVANCE® HIV-1/2 test, our OraQuick® HCV test, our OraSure® oral fluid collection device and our oral fluid Western blot HIV-1 confirmatory product. If we are unable to obtain necessary components or materials from these sole sources, the time and expense required to develop replacements and obtain the required U.S. Food and Drug Administration (“FDA”) approvals could disrupt our ability to sell the affected products and could adversely impact our revenues and results of operations. We also utilize contract manufacturers to supply all of the OraGene® DNA and Oragene® RNA products and certain components to these products. Any disruption in the ability of these parties to manufacture and supply finished goods or product components for us could adversely impact our revenues and results of operations.

Current Consolidated Financial Results

During the six months ended June 30, 2012, our total consolidated revenues were $43.6 million compared to $36.5 million in the six months ended June 30, 2011. The first six months of 2012 included $6.6 million in revenues from our molecular collection systems subsidiary, DNAG, acquired in August 2011. Product revenues during the six months ended June 30, 2012 increased 18% when compared to the first six months of 2011. Licensing and product development revenues in 2012 increased primarily as a result of a $1.0 million milestone payment received as a result of our achievement of certain regulatory and commercial objectives pursuant to the terms of our collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and promotion of our OraQuick® rapid HCV test in international markets.

Our consolidated net loss for the six months ended June 30, 2012 was $6.8 million, or $0.14 per share, compared to a net loss of $5.0 million, or $0.11 per share, for the six months ended June 30, 2011.

Cash used in operating activities for the six months ended June 30, 2012 was $2.3 million, compared to the $373,000 used during the six months ended June 30, 2011. As of June 30, 2012, we had $23.3 million in cash compared to $23.9 million at December 31, 2011.

Recent Developments

OraQuick® In-Home HIV Test

On July 3, 2012, the FDA issued a pre-market approval (“PMA”) for our OraQuick® In-Home HIV Test for sale directly to consumers in the OTC market, making it the first and only rapid OTC HIV test approved in the U.S. The OraQuick® In-Home HIV Test can detect antibodies to both HIV-1 and HIV-2 with an oral swab, providing a confidential in-home testing option with results in as little as 20 minutes. It is the first rapid diagnostic test for any infectious disease that has been approved by the FDA for sale over the counter. This test was approved following extensive clinical trials conducted during the past several years. The test was approved by the FDA for use by individuals who are 17 years old and older.

The OraQuick® In-Home HIV Test is an over-the-counter version of our OraQuick ADVANCE® HIV 1/2 Antibody Test, the market leading rapid HIV test with millions of units sold since 2002 to hospitals, clinics, community-based organizations and physician offices. The In-Home Test has shown sensitivity of 92% and specificity of 99.98% in our clinical trials.

We believe the market opportunity for an HIV OTC test is approximately $500 million of annual retail sales in the United States. The potential target population for an HIV OTC test is expected to be comprised primarily of young, sexually active adults, with greater purchase intent found in high-risk sub groups, such as men who have sex with men, African Americans and Latino Americans.

The OraQuick® In-Home HIV Test is expected to be available for purchase this October. We expect to have product in more than 30,000 retail outlets throughout the country at launch, with an 85% All Commodity Volume for this initial placement. The term “All Commodity Volume,” or ACV, represents the dollar value share we expect to achieve in the stores projected to constitute the market for our product. We anticipate having broad distribution of our OraQuick® In-Home HIV Test in the highest value retail outlets representing our primary market for this test. The product will also be available for purchase on-line through retailers and our website, www.oraquick.com.

In order to meet these distribution goals, we have established vendor relationships with key retailers, such as Wal-Mart, Walgreens, CVS, Rite Aid and Kroger. We will also be distributing product through several large drug wholesalers and additional food retailers.

We expect to build inventory for the anticipated launch of the OraQuick® In-Home HIV Test by October. We will also be increasing our sales and marketing spending as a result of the initial launch of this product. To support individuals that purchase and use our test, we have established a toll-free customer support center that operates on a 24/7, 365-day per year basis. Through this center, consumers will have access to highly trained, bi-lingual representatives who can answer questions about HIV/AIDS and the use of our test, and refer consumers to appropriate resources for follow-up confirmatory testing, counseling and medical treatment.

Our revenue recognition practices with respect to the OraQuick® In-Home HIV Test will initially be different than those customarily used in the consumer package goods industry. Because this is a new product for which we do not have a track record of returns, we will initially only recognize revenue upon the consummation of a sale to the retail customer either in a store or over the internet. We are working with our retail distribution partners to gain access to out-sales data to obtain greater transparency into the effectiveness of our launch and the actual uptake of our product in the hands of the consumer.

Public Offering of Common Stock

On July 11, 2012, we completed a public offering of 6,100,000 shares of our common stock at a price of $12.30 per share, resulting in total proceeds of $75.0 million before expenses of the offering. In connection with the offering, we paid $4.5 million in underwriting discounts and commissions and incurred approximately $313,000 in additional offering expenses. In connection with the public offering, we entered into an underwriting agreement with Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives for the underwriters named therein. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 915,000 shares of our common stock at the same offering price.

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

During 2011, our OraQuick® HCV test was sold primarily to customers operating CLIA-certified laboratories and competed against other laboratory-based HCV blood tests. However, in November 2011, we received a CLIA waiver for this product, which enables us to sell our HCV product to many other customers that perform CLIA waived tests, such as outreach clinics, community-based organizations and physician offices. The CLIA-waiver allows us to deploy the test more broadly in both the public health and hospital markets and into the physician office market.

We believe the FDA approval in 2011 of two new therapeutic treatments for HCV, both of which are more effective than previously available treatments, will help drive awareness and testing for HCV, including with our OraQuick® HCV rapid test. While CLIA waiver opens the opportunity for significant sales growth in 2012, demand for our HCV product will ultimately depend on the availability of government funds allocated to HCV testing efforts and our ability to generate acceptance and demand in physician’s offices and other markets.

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

Results of Operations

Three months ended June 30, 2012 compared to June 30, 2011

Business Segments

We operate our business within two reportable segments: our “OraSure” business, which consists of the development, manufacture and sale of oral fluid diagnostic products, specimen collection devices, and medical devices used for the removal of benign skin lesions by cryosurgery; and our “DNAG” or molecular collection systems business, which consists of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OraSure revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OraSure also derives revenues from licensing and product development activities. DNAG revenues consist of product sold into the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets.

Consolidated Revenues

The table below shows the amount of total product revenues (dollars in thousands) generated by each of our business segments and by licensing and product development activities.

	Three Months Ended June 30, 2012,
	Dollars			Percentage of Total Revenues
	2012	2011	% Change	2012	2011
OraSure	$18,998	$18,700	2%	84%	98%
DNAG	3,341	—	N/A	15	—

Product revenues	22,339	18,700	19	99	98
Licensing and product development	277	364	(24)	1	2

Total revenues	$22,616	$19,064	19%	100%	100%

Consolidated revenues increased 19% to $22.6 million in the second quarter of 2012 from $19.1 million in the comparable quarter of 2011. The current quarter included $3.3 million in revenues from our molecular collection systems segment. Product revenues increased 19% during the three months ended June 30, 2012 when compared to the second quarter of 2011, primarily as a result of the $3.3 million of molecular collection system sales and higher sales of our cryosurgical systems products. These increases were partially offset by lower sales of our infectious disease testing, substance abuse testing and insurance risk assessment products. Licensing and product development revenues also decreased in the quarter as compared to the prior year period.

Consolidated revenues derived from products sold to customers outside the U.S. were $5.7 million and $2.7 million, or 25% and 14% of total revenues, in the second quarters of 2012 and 2011, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our operating results.

Revenues by Segment

OraSure Segment

The table below shows the amount of total revenues (dollars in thousands) generated by our OraSure segment in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2012	2011	% Change	2012	2011
Infectious disease testing	$10,387	$11,284	(8)%	55%	59%
Substance abuse testing	2,888	3,185	(9)	15	17
Cryosurgical systems	4,503	2,802	61	23	15
Insurance risk assessment	1,220	1,429	(15)	6	7

Product revenues	18,998	18,700	2	99	98
Licensing and product development	277	364	(24)	1	2

Total revenues	$19,275	$19,064	1%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 8% to $10.4 million in the second quarter of 2012 from $11.3 million in the second quarter of 2011 primarily due to lower OraQuick® sales. OraQuick® sales totaled $10.1 million in the second quarter of 2012 compared to $11.0 million in the second quarter of 2011.

The table below shows a breakdown of our total OraQuick® revenues (dollars in thousands) during the second quarters of 2012 and 2011.

	Three Months Ended June 30,
Market	2012	2011	% Change
Domestic HIV	$8,432	$10,069	(16)%
International HIV	744	714	4
Domestic HCV	742	98	657
International HCV	212	144	47

Total OraQuick® revenues	$10,130	$11,025	(8)%

Domestic OraQuick® HIV sales decreased 16% to $8.4 million for the three months ended June 30, 2012, from $10.1 million for the three months ended June 30, 2011. The decrease in domestic sales was due to changes in public health testing programs, reductions in government funding, some business lost due price competition, and timing of certain customer purchases. International sales of our OraQuick® HIV test increased by 4% to $744,000 for the three months ended June 30, 2012 from $714,000 for the three months ended June 30, 2011, largely the result of higher sales to Africa in the second quarter of 2012.

OraQuick® revenues for the second quarter of 2012 included $954,000 of sales of our OraQuick® HCV test, compared to $242,000 in 2011. We received a CLIA waiver for this product in November 2011, enabling us to sell our HCV product to many other non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices. While we believe the CLIA waiver provides an opportunity for significant sales growth, demand for our HCV product could be tempered by the unavailability of government funding allocated to HCV testing efforts.

We previously entered into domestic and international collaboration agreements with Merck, Inc. (“Merck”), under which Merck agreed to detail our OraQuick® HCV product to physician offices. The initial term of our domestic agreement will expire in September 2012 and we do not believe this agreement will be renewed. The expiration of this domestic agreement is not expected to have a material impact on U.S. sales of our OraQuick® HCV test. With the expiration of this agreement, we will be permitted to sell our test to other companies that participate in the HCV therapeutic markets.

Substance Abuse Testing Market

Substance abuse testing revenues decreased 9% to $2.9 million in the second quarter of 2012 from $3.2 million in the second quarter of 2011, primarily as a result of lower sales of our Intercept® drug testing system.

The table below shows a breakdown of our total Intercept® revenues (dollars in thousands) generated in each market during the second quarters of 2012 and 2011.

	Three Months Ended June 30,
Market	2012	2011	% Change
Domestic	$1,958	$2,083	(6)%
International	291	514	(43)

Total Intercept® revenues	$2,249	$2,597	(13)%

Domestic Intercept® revenues decreased 6% to $2.0 million in the second quarter of 2012 from $2.1 million in the second quarter of 2011. In 2011, our largest laboratory distributor began selling a competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated homogenous assay systems. As a result, this distributor has reduced its purchases of Intercept® and is expected to completely stop purchasing this product line in 2012. Sales of Intercept® to this distributor were $691,000 in the second quarter of 2012 compared to $961,000 in the second quarter of 2011.

International Intercept® revenues decreased 43% or $223,000 due to a reduction in our UK distributor’s target inventory levels. Although we anticipate purchases by this distributor over the remainder of 2012, we also expect the level of competition in substance abuse testing to increase in the UK with the potential to negatively impact our international revenues.

Cryosurgical Systems Market

Sales in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 61% to $4.5 million in the second quarter of 2012, compared to $2.8 million in the same period of the prior year.

The table below shows a breakdown of our total cryosurgical systems revenues (dollars in thousands) generated in each market during the second quarters of 2012 and 2011.

	Three Months Ended June 30,
Market	2012	2011	% Change
Professional domestic	$1,944	$1,713	13%
Professional international	371	247	50
Over-the-counter	2,188	842	160

Total cryosurgical systems revenues	$4,503	$2,802	61%

Domestic Histofreezer® sales increased 13% to $1.9 million in the second quarter of 2012 from $1.7 million in the second quarter of 2011 due to the ordering patterns of one of our large distributors and increased success of the sales and promotional efforts by our distributors and our manufacturers’ sales representative organizations (“MROs”). During the three months ended June 30, 2012, sales of Histofreezer® in the international market increased 50% to $371,000 from $247,000 in 2011, largely as a result of higher sales in Europe, Australia and Africa.

Sales of our OTC cryosurgical products during the second quarter of 2012 increased 160% to $2.2 million from $842,000 in the second quarter of 2011. This increase was largely the result of higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser.

In the second quarter of 2012, Genomma purchased $1.1 million compared to $422,000 purchased during the second quarter of 2011. Early in 2011, the Mexican government placed limitations on the advertising Genomma could use for our product. At the same time, the Brazilian government also required us to make changes to our package insert. Both of these events negatively impacted sales of our product to Genomma during 2011, but were resolved by the end of that year. The higher sales during the second quarter of 2012 were also the result of customer ordering patterns in Brazil and sales growth in Argentina.

Sales to Reckitt Benckiser increased to $1.0 million in the second quarter of 2012 from $381,000 in the second quarter of 2011 as a result of increased advertising and promotional activities initiated by Reckitt Benckiser as well as expansion into additional European countries. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 15% to $1.2 million in the second quarter of 2012 from $1.4 million in the second quarter of 2011, largely due to the loss of one of our larger customers who changed its underwriting methodologies in 2011.

Licensing and Product Development

Licensing and product development revenues decreased 24% to $277,000 in the second quarter of 2012 from $364,000 in the second quarter of 2011. Licensing revenues for these periods represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008. In the latter half of 2011, the royalty rate decreased pursuant to the terms of our license. Royalties under this license will no longer be received after certain of our cryosurgical patents expire in August 2013.

DNAG Segment

Molecular Collection Systems

Molecular collection systems revenues primarily represent sales of the Oragene® product line by our subsidiary, DNA Genotek, which we acquired in August 2011.

Consolidated Operating Results

Consolidated gross margin was 65% for the second quarter of 2012 compared to 64% in the second quarter of 2011.

Consolidated operating loss increased $1.1 million to $3.5 million in the second quarter 2012, compared to $2.4 million in the second quarter of 2011. The increased loss was primarily caused by higher sales and marketing expenses and higher general and administrative costs, partially offset by a decrease in research and development expenses.

Operating Loss by Segment

OraSure Segment

OraSure’s gross margin remained unchanged at 64% in the second quarters of both 2012 and 2011.

Research and development expenses declined 53% to $2.4 million in the second quarter of 2012 from $5.1 million in the second quarter of 2011, primarily as a result of lower clinical trial costs related to the development of our OraQuick® In-Home HIV Test.

Sales and marketing expenses increased 36% to $7.3 million in the second quarter of 2012 from $5.4 million in the second quarter of 2011. This increase was primarily the result of higher spending associated with the preparation for commercialization of our OraQuick® In-Home HIV Test.

General and administrative expenses increased 29% to $5.3 million in the second quarter of 2012 from $4.1 million in the second quarter of 2011, primarily as a result of increased consulting, legal and staffing costs.

All the above contributed to OraSure’s operating loss of $2.5 million, which included $908,000 of depreciation and amortization expense and $1.3 million of stock-based compensation expense.

DNAG Segment

DNAG’s gross margin for the second quarter of 2012 was 67%.

DNAG incurred $3.2 million in operating expenses during the second quarter of 2012. This included $700,000 of research and development costs, $1.8 million of sales and marketing expenses and $788,000 of general and administrative expenses.

All of the above contributed to DNAG’s operating loss of $1.0 million, which included $897,000 of depreciation and amortization expense and $42,000 of stock-based compensation expense.

Consolidated Income Taxes

We continue to believe the full valuation allowance established in 2008 against OraSure’s total net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in the second quarter of 2012. A Canadian income tax benefit of $91,000 was recorded in the second quarter of 2012 which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit recorded in the second quarter of 2012 was negatively impacted by an adjustment to DNAG’s deferred tax liability to reflect a change in the enacted Canadian provincial tax rates.

Six months ended June 30, 2012 compared to June 30, 2011

Consolidated Revenues

The table below shows the amount of total product revenues (dollars in thousands) generated by each of our business segments and by licensing and product development activities.

	Six Months Ended June 30, 2012,
	Dollars			Percentage of Total Revenues
	2012	2011	% Change	2012	2011
OraSure	$35,439	$35,749	(1)%	82%	98%
DNAG	6,638	—	N/A	15	—

Product revenues	42,077	35,749	18	97	98
Licensing and product development	1,483	728	104	3	2

Total revenues	$43,560	$36,477	19%	100%	100%

Consolidated revenues increased 19% to $43.6 million in the first half of 2012 from $36.5 million in the comparable period of 2011. The current period included $6.6 million in revenues from our molecular collection systems segment. Product revenues increased 18% during the first half of 2012 when compared to the first half of 2011, primarily as a result of the $6.6 million of molecular collection system sales and higher sales of our cryosurgical systems products. These increases were partially offset by lower sales of our infectious disease testing, substance abuse testing and insurance risk assessment products. Licensing and product revenues also increased in the current six-month period as compared to the prior year period.

Consolidated revenues derived from products sold to customers outside the U.S. were $11.0 million and $5.9 million, or 25% and 16% of total revenues, during the six months ended June 30, 2012 and 2011, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our operating results.

Revenues by Segment

OraSure Segment

The table below shows the amount of total revenues (dollars in thousands) generated by our OraSure segment in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2012	2011	% Change	2012	2011
Infectious disease testing	$20,164	$21,246	(5)%	55%	58%
Substance abuse testing	4,974	6,246	(20)	13	17
Cryosurgical systems	7,981	5,512	45	22	15
Insurance risk assessment	2,320	2,745	(15)	6	8

Product revenues	35,439	35,749	(1)%	96	98%
Licensing and product development	1,483	728	104	4	2

Total revenues	$36,922	$36,477	1%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 5% to $20.2 million in the first half of 2012 from $21.2 million in the first half of 2011, primarily due to lower OraQuick® sales. OraQuick® sales totaled $19.8 million in first half of 2012 compared to $20.7 million in the first half of 2011.

The table below shows a breakdown of our total OraQuick® revenues (dollars in thousands) during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
Market	2012	2011	% Change
Domestic HIV	$16,580	$18,937	(12)%
International HIV	1,403	1,412	(1)
Domestic HCV	1,279	133	862
International HCV	493	192	157

Total OraQuick® revenues	$19,755	$20,674	(4)%

Domestic OraQuick® HIV sales decreased 12% to $16.6 million for the six months ended June 30, 2012 from $18.9 million for the six months ended June 30, 2011. The decrease in domestic sales was due to changes in public health testing programs, reductions in government funding, some business lost due to price competition, and timing of certain customer purchases. The lower sales were also due to ordering patterns of one of our larger public health customers. International sales of our OraQuick® HIV test remained flat at $1.4 million.

OraQuick® revenues for the first half of 2012 included $1.8 million of sales of our OraQuick® HCV test, compared to $325,000 in 2011. We received a CLIA waiver for this product in November 2011, enabling us to sell our HCV product to many other non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices. While we believe the CLIA waiver provides an opportunity for significant sales growth, demand for our HCV product could be tempered by the unavailability of government funding allocated to HCV testing efforts.

We previously entered into domestic and international collaboration agreements with Merck, under which Merck agreed to detail our OraQuick® HCV product to physician offices. The initial term of our domestic agreement will expire in September 2012 and we do not believe this agreement will be renewed. The expiration of this domestic agreement is not expected to have a material impact on U.S. sales of our OraQuick® HCV test. With the expiration of this agreement, we will be permitted to sell our test to other companies that participate in the HCV therapeutic markets.

Substance Abuse Testing Market

Substance abuse testing revenues decreased 20% to $5.0 million in the first half of 2012 from $6.2 million in the first half of 2011, primarily as a result of lower sales of our Intercept® drug testing system.

The table below shows a breakdown of our total Intercept® revenues (dollars in thousands) generated in each market during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
Market	2012	2011	% Change
Domestic	$3,482	$3,962	(12)%
International	337	1,035	(67)

Total Intercept® revenues	$3,819	$4,997	(24)%

Domestic Intercept® revenues decreased 12% to $3.5 million in the first half of 2012 from $3.9 million in the first half of 2011. In 2011, our largest laboratory distributor began selling a competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated homogenous assay systems. As a result, this distributor has reduced its purchases of Intercept® and is expected to completely stop purchasing this product line in 2012. Sales of Intercept® to this distributor were $1.1 million in the first half of 2012 compared to $1.7 million in the first half of 2011.

International Intercept® revenues decreased 67% or $698,000 due to a reduction in our UK distributor’s target inventory levels. Although we anticipate purchases by this distributor over the remainder of 2012, we also expect the level of competition in substance abuse testing to increase in the UK with the potential to negatively impact our international revenues.

Cryosurgical Systems Market

Sales in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased 45% to $8.0 million in the six months ended June 30, 2012, compared to $5.5 million in the same period of the prior year.

The table below shows a breakdown of our total cryosurgical systems revenues (dollars in thousands) generated in each market during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
Market	2012	2011	% Change
Professional domestic	$3,316	$3,055	9%
Professional international	657	587	12
Over-the-counter	4,008	1,870	114

Total cryosurgical systems revenues	$7,981	$5,512	45%

Domestic Histofreezer® sales increased 9% to $3.3 million in the first half of 2012 from $3.1 million in the first half of 2011 due to the ordering patterns of one of our large distributors and increased success of the sales and promotional efforts of our distributors and MROs. During the six months ended June 30, 2012, sales of Histofreezer® in the international market increased 12% to $657,000 compared to $587,000 in the same period of the prior year, largely as a result of higher sales in Australia and Africa.

Sales of our OTC cryosurgical products during the first half of 2012 increased 114% to $4.0 million in the first half of 2012 from $1.9 million in the first half of 2011. This increase was largely the result of higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser.

In the first half of 2012, Genomma purchased $1.7 million compared to $422,000 purchased during the first half of 2011. Early in 2011, the Mexican government placed limitations on the advertising Genomma could use for our product. At the same time, the Brazilian government also required us to make changes to our package insert. Both of these events negatively impacted sales of our product to Genomma during 2011, but were resolved by the end of that year. The higher sales during the second quarter of 2012 were also the result of customer ordering patterns in Brazil and sales growth in Argentina.

Sales to Reckitt Benckiser increased to $2.2 million in the first half of 2012 from $1.2 million in the first half of 2011 as a result of increased advertising and promotional activities by Reckitt Benckiser as well as expansion into additional European countries. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 15% to $2.3 million in the first half of 2012 from $2.7 million in the first half of 2011, largely the result of the loss of one of our larger customers who changed its underwriting methodologies in 2011.

Licensing and Product Development

Licensing and product development revenues increased 104% to $1.4 million in the first half of 2012 from $728,000 in the first half of 2011. During the first quarter of 2012 we received a $1.0 million milestone payment as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in international markets.

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

DNAG Segment

Molecular Collection Systems

Molecular collection systems revenues primarily represent sales of the Oragene® product line by our subsidiary, DNA Genotek, which we acquired in August 2011.

Consolidated Operating Results

Consolidated gross margin was 65% for the first half of 2012 compared to 64% in the first half of 2011.

Consolidated operating loss increased $2.3 million to $7.2 million in the six months ended June 30, 2012, compared to $4.9 million in the six months ended June 30, 2011. The increased loss was primarily caused by higher sales and marketing expenses and higher general and administrative costs, partially offset by a decrease in research and development expenses.

Operating Loss by Segment

OraSure Segment

OraSure’s gross margin was 65% in first half of 2012 compared to 64% in the first half of 2011. The beneficial impact of the $1.0 million HCV milestone payment received in the first quarter of 2012 and an improved product mix was partially offset by increased product support costs for our OraQuick® product and Intercept® assays and a decline in the absorption of labor costs when compared to the first half of 2011.

Research and development expenses declined 47% to $5.1 million in the first half of 2012 from $9.6 million in the first half of 2011, primarily as a result of lower clinical trial costs related to the development of our OraQuick® In-Home HIV Test.

Sales and marketing expenses increased 32% to $13.6 million in the first half 2012 from $10.3 million in the first half of 2011. This increase was primarily the result of higher spending associated with the preparation for commercialization of our OraQuick® In-Home HIV Test.

General and administrative expenses increased 24% to $10.6 million in the first half of 2012 from $8.6 million in the first half of 2011, primarily as a result of increased consulting, legal and staffing costs.

All the above contributed to OraSure’s operating loss of $5.3 million, which included $1.8 million of depreciation and amortization expense and $2.4 million of stock-based compensation expense.

DNAG Segment

DNAG’s gross margin for the first six months of 2012 was 67%.

DNAG incurred $6.4 million in operating expenses during the first half of 2012. This included $1.5 million of research and development costs, $3.3 million of sales and marketing expenses and $1.6 million of general and administrative expenses.

All of the above contributed to DNAG’s operating loss of $1.9 million, which included $1.8 million of depreciation and amortization expense and $78,000 of stock-based compensation expense.

Consolidated Income Taxes

We continue to believe the full valuation allowance established in 2008 against OraSure’s total net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in the first half of 2012. A Canadian income tax benefit of $611,000 was recorded in the six months ended June 30, 2012 which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit for the six months ended June 30, 2012 was negatively impacted by an adjustment recorded in the second quarter of 2012 to DNAG’s deferred tax liability to reflect a change in the enacted Canadian provincial tax rates.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(In thousands)
Cash	$23,273	$23,878
Working capital	31,540	30,860

Our cash decreased $605,000 to $23.3 million at June 30, 2012 from $23.9 million at December 31, 2011. Our working capital increased to $31.5 million at June 30, 2012 from $30.9 million at December 31, 2011.

During the first half of 2012, we used $2.3 million in cash to finance our operating activities. Our net loss of $6.8 million was partially offset by non-cash stock-based compensation expense of $2.5 million, depreciation and amortization of $3.6 million, and a deferred income tax benefit of $611,000. Additional uses of cash in operating activities included a $1.4 million increase in inventory largely due to the stocking of our OraQuick® HIV tests, a $476,000 increase in prepaid expenses and other current assets, and a $1.0 million decrease in accrued expenses and other liabilities associated with payment of our 2011 royalty obligations, management incentive bonuses and other year-end accruals. Offsetting these uses of cash were a $1.8 million decrease in accounts receivable resulting from the collection of outstanding balances due at the end of 2011 and a $151,000 increase in accounts payable.

We used a total of $730,000 in investing activities during the first six months of 2012 to acquire property and equipment.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2012, primarily as a result of $4.1 million in proceeds received from the exercise of stock options, partially offset by $250,000 in loan principal repayments and $1.5 million used for the repurchase of common stock related to the vesting of restricted shares.

As of June 30, 2012, we had in place a $10,000,000 credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”). On July 30, 2012, we repaid the $7,041,680 principal balance outstanding under this Credit Facility and we have no ability to make additional borrowings.

On July 11, 2012, we completed a public offering of 6,100,000 shares of our common stock, at a price of $12.30 per share, raising $70.2 million in net proceeds, after offering expenses. The combination of our cash on hand and the net proceeds received from this recent public offering is expected to be sufficient to fund our current operating and capital needs through at least the next twelve months. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the cost and timing of the expansion of our manufacturing capacity, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of market launch of new products including our OraQuick® In-Home HIV Test, market acceptance of new products, competing technological and market developments, the impact of the ongoing economic downturn and other factors.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2011 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to the valuation of accounts receivable, inventories and intangible assets, as well as calculations related to contingencies and accruals, among others. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A more detailed review of our critical accounting policies is contained in our 2011 Annual Report on Form 10-K filed with the SEC. During the first six months of 2012, there were no material changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of June 30, 2012, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada, Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 6.5% of our total revenues for the first six months ended June 30, 2012 (including revenues from DNAG). We expect the DNAG business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the

Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. OraSure, through a wholly-owned subsidiary, acquired DNAG on August 17, 2011 and we are currently in the process of integrating DNAG’s financial reporting systems into our existing internal controls and procedures. Other than the evaluation and integration of DNAG’s internal controls, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Except as noted below, there have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our future success depends on our ability to commercialize the OraQuick® In-Home HIV Test

Our future success will depend in part on our ability to commercialize and market the OraQuick® In-Home HIV Test in the OTC market. Successful commercialization of the OraQuick® In-Home HIV Test will depend on a number of factors, including achieving widespread adoption of the product among the targeted consumer base, initiating and maintaining relationships with our suppliers and retailing partners, protecting against and effectively responding to any claims by holders of patents and other intellectual property rights that our OTC product infringes their rights, obtaining and maintaining sufficient inventory of the product, the performance of our toll-free customer support center and our comprehensive consumer website relating to the product and our ability to successfully market the product at the projected selling price. There can be no assurance that we will be successful in these endeavors. Successful commercialization will also depend on whether any unanticipated adverse effects result from use of the product, or unfavorable publicity develops in respect of the product, as well as the emergence of new or existing products as competition, which are proven to be more clinically or cost-effective.

Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, we retired 2,957 shares of our common stock to satisfy minimum tax withholding obligations at an average price paid per share of $11.15.

Item 6. EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 8, 2012	Ronald H. Spair
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 8, 2012	Mark L. Kuna
Senior Vice President, Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document