Form 10-K
period 2012-12-31
ORASURE TECHNOLOGIES INC
filed 2013-03-13
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012): $535,010,265

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 11, 2013: 55,518,043 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our diagnostic products is sold in the over-the-counter (“OTC”) or consumer retail markets in the United States and we sell a cryosurgical product to consumers in North America, Europe, Central and South America, and Australia.

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

Through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada, we also manufacture and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization and transportation of DNA from human saliva. We serve customers in several countries worldwide, including many leading research universities and hospitals.

On July 3, 2012, the U.S. Food and Drug Administration (“FDA”) issued a pre-market approval (“PMA”) for our OraQuick® In-Home HIV Test for sale directly to consumers in the OTC market, making it the first and only rapid OTC HIV test approved in the U.S. The OraQuick® In-Home HIV Test can detect antibodies to both

HIV-1 and HIV-2 with an oral swab, providing a confidential in-home testing option with results in as little as 20 minutes. This test was approved following extensive clinical trials conducted during the past several years. In September 2012, we began selling this product to consumers.

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

Additional information about us can be found on our website, www.orasure.com. We make available free of charge through a link provided at such website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (“SEC”), as well as any amendments to those Reports and filings. These Reports and filings are made available as soon as reasonably practicable after they are filed or furnished to the SEC. Our Internet website and the information contained in or connected to that website are not intended to be incorporated by reference into this Annual Report.

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

PMA approved by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.

CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.

CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.

Marketed Marketed Marketed

OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV-1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use.	Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.

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

FDA 510(k) cleared for use in detecting cocaine and cotinine (an indicator of nicotine) in oral fluid.

CE marked and registered in various countries.

Marketed Marketed Marketed

Oragene®·DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for in vitro diagnostic use with FDA-cleared molecular tests.	Marketed

Oragene®·DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE mark and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed

Oragene®·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	Research use only product.	Marketed

Oragene®·RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed

ORAcollect™	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in the U.S. and Canada. Registered in various other countries.	Marketed

OMNIgene™·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Performagene™· LIVESTOCK and Oragene®·ANIMAL	All-in-one systems for the collection, stabilization, transportation, and storage of livestock DNA from nasal samples.	Animal research use only	Marketed

Product	Description	Regulatory Status	Commercial Status
Intercept®	Oral fluid collection device for oral fluid drugs of abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with MICRO-PLATE DOA assays. CE marked and registered in certain countries.	Marketed Marketed

MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays—FDA 510(k) cleared. Assays CE marked and registered in certain countries.	Marketed Marketed

Homogeneous DOA Assays	Homogeneous fully-automated oral fluid DOA assays jointly developed with Roche Diagnostics for use on oral fluid samples collected with Intercept® device.	FDA 510(k) cleared for use of PCP, opiates, cocaine, methamphetamines and amphetamines assays with Intercept® collection device.	Marketed

Cryosurgical Systems—Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	Nine indications—FDA 510(k) cleared. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems—OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.

FDA 510(k) cleared for common and plantar warts.

Registered in Canada for warts and skin tags.

CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names.

CE marked for skin tags.

Not Marketed Marketed Marketed Not Marketed

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

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV Test is an over-the-counter version of our OraQuick ADVANCE® HIV 1/2 Antibody Test and is OraSure’s newest product. We have received FDA approval to sell this test in the U.S. OTC market on July 3, 2012. The In-Home Test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established a toll free, 24/7, 365-day per year customer call center to provide additional information and referral support for consumers.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. Like the OraQuick® HIV test, this product is a qualitative test that can detect antibodies to the Hepatitis C virus, or HCV, in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick® HIV test.

We have received FDA approval for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first rapid HCV test approved by the FDA for use in the United States. We have also received a CLIA waiver for use of this product in the same specimen types. Our clinical program for approval of an oral fluid claim for this product is on hold pending further discussions with the FDA. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe and other foreign countries.

OraSure QuickFlu™ Rapid Flu A&B Test

The OraSure QuickFlu™ rapid flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as ten minutes. This product is manufactured for us under an agreement with Princeton BioMeditech Corporation and is currently for sale in certain U.S. markets.

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

DNAG products are available in several different configurations and contain proprietary chemical solutions that are optimized for the specific application each product is designed for. Product physical design is focused on providing easy-to-use and reliable products for self or assisted collection of samples. For example, several of the Oragene® products require users to simply hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the lid of the container are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology results in high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

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

DNAG products historically have been sold primarily as Class I medical devices for use by research and academic institutions. DNAG has received FDA 510(k) clearance for the Oragene®—Dx product and began marketing this product to clinical diagnostics and personalized medicine customers in the U.S. during the first quarter of 2012. This clearance will enable the Oragene®—Dx product to be used with other FDA-cleared molecular diagnostic applications.

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

In an effort to expand our Intercept® product line and meet the needs of our laboratory customers, we jointly developed with Roche Diagnostics a series of homogeneous fully-automated oral fluid drugs of abuse assays. These assays use Roche’s KIMs (kinetic interaction of micro-particles in solution) technology and are designed to run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved by our laboratory customers with urine-based drug tests.

We have experienced significant delays in completing development of the assays under our collaboration, primarily because Roche has not been able to obtain FDA 510(k) clearance of a THC assay. Although the other assays that comprise a NIDA-5 panel have received FDA clearance, the THC assay is needed to offer a complete NIDA-5 panel required by our customers. The inability to obtain this clearance has limited our ability to commercialize these initial assays and has delayed development of assays beyond the NIDA-5 panel. As a result, we are in discussions with Roche about the THC assay and the future of our collaboration.

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

Internationally, we sell an OTC cryosurgical product through our distributor Genomma Labs (“Genomma”), under the POINTTS tradename, in Mexico and a number of South and Central American countries. We also sell a CE marked cryosurgical wart removal product into the OTC footcare market in Europe, Australia and New

Zealand through our distributor, Reckitt Benckiser (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. In 2011, we began selling OTC cryosurgical products for the treatment of both warts and skin tags to retailers in Canada on a private label basis.

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

Products Under Development

OraQuick® Platform

We believe that the OraQuick® point-of-care testing platform has significant potential for clinics and other public health entities, hospitals, physicians’ offices and other markets. Because the OraQuick® platform is simple to use and can operate in a non-invasive manner with oral fluid, we believe it is suitable for use by consumers without the assistance of a doctor or other medical professional. We also believe that OraQuick® provides a platform technology that can be modified for detection of a variety of infectious diseases in addition to HIV and HCV, including certain sexually transmitted diseases. Several new products based on the OraQuick® technology platform are being evaluated.

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

Research and Development

In 2012, our research and development activities focused primarily on clinical and regulatory activities related to the PMA application for FDA approval of our OraQuick® In-Home HIV test, development of next generation versions of our OraQuick® HIV and Intercept® products and assessing initial feasibility of certain other products. From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $12.4 million in 2012 (including $2.8 million of DNAG expenses), $18.4 million in 2011 (including $1.0 million of DNAG expenses since the August 2011 acquisition) and $13.2 million in 2010. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

Sales and Marketing

We attempt to reach our major target markets through a combination of direct sales, strategic collaborations and independent distributors. Our marketing strategy is to create or raise awareness through a full array of marketing activities, which include trade shows, print advertising, special programs, distributor promotions, telemarketing and the use of digital and social media in order to stimulate sales in each target market.

We market our products in the United States and internationally. Revenues attributable to customers in the United States were $67.5 million, $67.6 million and $63.5 million in 2012, 2011 and 2010, respectively. Revenues attributable to international customers amounted to $20.3 million, $14.2 million and $11.5 million, or 23%, 17% and 15% of our total revenues, in 2012, 2011 and 2010, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 11 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing—Professional

We market the OraQuick ADVANCE® rapid HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations, that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician office market and to retail clinics operated by pharmacies. We have engaged two manufacturers’ representative organizations to assist with sales to U.S. physicians and retail clinics. Internationally, we distribute our OraQuick® HIV test in Europe and certain other foreign countries.

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

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health, hospitals, physicians and retail clinics. We also sell this test in Europe and other countries through distributors.

We previously entered into domestic and international collaboration agreements with Merck & Co. Inc. (“Merck”), under which Merck agreed to detail our OraQuick® HCV product to physician offices. The initial term of our domestic agreement expired in September 2012 and was not renewed. We have also terminated our international agreement with Merck. Termination of these agreements is not expected to have a material impact on sales of our OraQuick® HCV test, either in the U.S. or in international markets.

We have distribution rights to an FDA 510(k) cleared rapid flu A&B test, which we market under our proprietary OraSure QuickFlu™ tradename. Under our agreement with the supplier of this product, we are permitted to sell this product into the U.S. hospital and public health markets.

Infectious Disease Testing—OTC

The OraQuick® In-Home test has been available for purchase in the U.S. retail or consumer market since September 2012. Retailers carrying the product include CVS, Walgreens, Rite Aid, Wal-Mart and Kroger. The product is also available for purchase on-line through certain retailers and our website, www.oraquick.com. The primary target population for our HIV-OTC test is comprised of young, sexually active adults, with greater purchase intent found in high-risk sub groups, such as men who have sex with men, African Americans and Latino Americans. In order to increase awareness and consumer sales of this product, we began a national public relations and advertising campaign in late 2012.

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

Our revenue recognition practices with respect to the OraQuick® In-Home HIV Test will initially be different than those customarily used in the consumer package goods industry. Because this is a new product for which we do not have a historical record of returns, we will initially recognize revenue only upon the consummation of a sale to the retail customer either in a store or over the internet. We are working with our retail distribution partners to gain access to out-sales data to obtain greater transparency into the effectiveness of our launch and the actual uptake of our product in the hands of the consumer.

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

Historically, most of DNAG revenues have been derived from product sales into the academic and research markets. A significant portion of DNAG’s sales is derived from repeat customers. The clinical diagnostic market for human genetics is still in its early stages with only a few diagnostic customers currently using DNAG’s products. DNAG has a number of established global customers in the livestock market, including breed associations and research institutions. A molecular collection product focused on the infectious disease research market has also been launched by DNAG.

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

As discussed above, the FDA has issued 510(k) clearances for the use of fully-automated high-throughput oral fluid assays for the detection of PCP, opiates, cocaine, methamphetamines and amphetamines with oral fluid samples collected with our Intercept® device. Due to significant development delays under our agreement with Roche Diagnostics, particularly with respect to the assay for THC, the parties are currently in discussions regarding the future of our development and commercialization collaboration.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson HBOC, Physician Sales & Service (PSS), AmerisourceBergen Corporation, and Henry

Schein. We have also engaged two manufacturers’ representative organizations to help our U.S. distributors promote and sell Histofreezer®. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

We distribute cryosurgical wart removal products in the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma. We also sell OTC cryosurgical products for the removal of warts and skin tags under private label arrangements with retailers in Canada.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. In 2012, the OraQuick® rapid HIV testing products, the cryosurgical systems products, and our Oragene® product line accounted for total revenues of $37.9 million, $14.9 million and $14.3 million, respectively. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and the OraSure® and Intercept® oral fluid collection devices accounted for total revenues of $41.7 million, $12.0 million and $10.7 million in 2011 and $40.0 million, $11.9 million and $11.2 million in 2010, respectively.

We had no individual customers who accounted for more than 10% of our total revenues in 2012, 2011 or 2010.

Financial Information by Segment

We operate our business within two reportable segments. The first is our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and medical devices used for the removal of benign skin lesions by cryosurgery. The second is our “DNAG” or molecular collection systems business, which consists of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing.

OSUR revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from licensing and production development activities. DNAG revenues consist of product sold into the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the consolidated financial statements, included elsewhere in this Annual Report.

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraSure® and Intercept® collection devices, Western blot HIV-1 confirmatory test, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We can purchase the HIV antigens, the nitrocellulose and certain other critical components used in the OraQuick® HIV product lines, the HCV antigens used in the OraQuick® HCV test and the antigen used in the Western blot HIV-1 confirmatory test only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens, the nitrocellulose or other critical components used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete and could disrupt our ability to manufacture and sell the affected products.

Our MICROPLATE and AUTO-LYTE assays require the production of highly specific and sensitive antibodies corresponding to the antigen of interest. Substantially all our antibody requirements are provided by contract suppliers. We believe that we have adequate reserves of antibody supplies and that we have access to sufficient raw materials for these products.

Our OraSure QuickFlu™ test is manufactured and supplied by a third party, Princeton BioMeditech. There is no other supply source for this product.

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

Employees

As of December 31, 2012, we had 313 full-time employees (including 71 employees at our subsidiary, DNAG). Of this total, there were 111 in sales, marketing and client services; 32 in research and development; 121 in operations, manufacturing, quality control, information systems, purchasing and shipping; 18 in quality assurance and regulatory affairs; and 32 in administration and finance. This compares to 308 employees as of December 31, 2011. Our employees are not currently represented by a collective bargaining agreement.

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

Important competitive factors for our products include product quality, performance, price, ease of use, customer service and reputation. Industry competition is based on the following:

•	Scientific and technological capability;

•	Proprietary know-how;

•	The ability to develop and market products and processes;

•	The ability to obtain FDA or other regulatory approvals;

•	The ability to manufacture products that meet applicable FDA requirements (i.e., good manufacturing practices);

•	Commercial execution and strength of distribution;

•	Price;

•	Access to adequate capital;

•	The ability to attract and retain qualified personnel; and

•	The availability of patent protection.

A few large corporations produce a wide variety of diagnostic tests and other medical devices and equipment. A larger number of mid-size companies generally compete only in the diagnostic industry and a significant number of small companies produce only a few diagnostic products. As a result, the diagnostic test industry is highly fragmented and segmented.

The future market for diagnostic tests is expected to be characterized by consolidation, greater cost consciousness, the development of new technologies, and tighter reimbursement policies. The purchasers of diagnostic products are expected to place increased emphasis on lowering costs, reducing inventory levels, obtaining better performing products, automation, service and volume discounts. The increased complexity of the market is expected to force many competitors to enter into joint ventures or license certain products or technologies.

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

Competition in the U.S. market for infectious disease testing in medical settings is intense and is expected to increase. Our principal competition for HIV testing in the professional market comes from existing and new point-of-care rapid blood tests, automated laboratory-based blood tests, or other oral fluid-based tests that may be developed. One of our competitors recently received FDA approval for a rapid oral fluid HIV test, although this product has not yet received a CLIA waiver. Our OraQuick® rapid HCV test competes against laboratory-based blood tests in the U.S., as there currently are no other rapid HCV testing products approved by the FDA. Our competitors include medical diagnostic companies and specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions. Competing tests are often sold at a lower price than we charge for our products. This competition can result in lost sales and degradation of the price (and therefore the applicable profit margins) we can charge for our HIV and HCV tests.

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

Our OraQuick® In-Home HIV oral fluid test is the only rapid HIV test approved by the FDA for sale in the U.S. OTC market. We compete against one other non-rapid HIV blood test available in the OTC market, which requires consumers to self-collect a blood sample and then send it to a laboratory for testing.

The OraSure QuickFlu™ test competes primarily against other rapid flu tests sold by various third parties in the U.S. hospital and public health markets.

Our Oragene® collection system competes against other types of collection devices used for molecular testing, such as blood collection devices and buccal swabs, which often are sold for prices lower than the prices charged for the Oragene® products. Although we believe the Oragene® device offers a number of advantages over these other products, the availability of lower price competitive devices can result in lost sales and degradation in pricing and profit margin.

In the substance abuse testing market, our Intercept® drug testing system competes with laboratory-based drug testing products using sample matrices such as urine, hair, sweat and oral fluid. We expect competition for our products to intensify, particularly from other domestic and international companies that have developed, or may develop, competing oral fluid drug testing products. There are at least two competitors that sell fully-automated high-throughput oral fluid drug testing products in unregulated settings in the United States. One of these competitors has received 510(k) clearance of its product. This 510(k) cleared product is being offered by one of our large laboratory distributors. This distributor has stopped purchasing our Intercept® product. Internationally, our distributor in the United Kingdom has reduced its Intercept® purchases as it transitions to selling its own oral fluid collection device and assays.

Our MICRO-PLATE oral fluid drug assays, which are sold for use with the Intercept® and OraSure® collection devices, also continue to come under increasing competitive pressure from “home-brew” assays developed internally by our laboratory customers. Our oral fluid MICRO-PLATE assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. These tests provide strong competitive pressure because they provide the benefits of automation, including lower costs and short turn-around times.

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

Q.E.D.® competes against other semi-quantitative saliva-based alcohol tests that have received U.S. Department of Transportation approval as well as breath alcohol tests. Although there are lower priced tests on the market that use oral fluid or breath as a test medium, these tests are qualitative tests that are believed to be substantially lower in quality and provide fewer benefits than our Q.E.D.® test.

Our professional cryosurgical product is sold primarily to physicians, including family practitioners, pediatricians and podiatrists. This product primarily competes against other portable cryosurgical systems used for the removal of benign skin lesions in both the U.S. and Europe. Our OTC cryosurgical products compete against other cryosurgical products in certain international OTC markets.

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

We have ten United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The patents expire from November 2013 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have five United States patents for our OraQuick® platform, as well as corresponding related international patents. We also have patent applications pending in the United States and internationally. Four of these patents expire from March to July 2019 and the fifth in July 2028. We have obtained licenses to certain lateral flow patents and to certain HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we use to manufacture and sell a rapid HCV test on the OraQuick® technology platform. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

One of the lateral flow patent licenses was obtained as part of a patent infringement litigation settlement with Alere (formerly Inverness Medical) in 2009. Under that license, we have paid royalties on net sales of our OraQuick® HIV and HCV professional products and the royalty rate on our OraQuick® HIV professional product has increased beginning in 2013.

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

We have four United States patents and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from August 2013 to September 2025. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu™, Q.E.D.®, Oragene®, ORAcollect™, OMNIgene™, Performagene™ and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma.

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

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s regulations to have an approved PMA), the FDA must approve a PMA before marketing can begin. PMAs must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A PMA is typically a complex submission, including the results of preclinical and clinical studies. Preparing a PMA is a detailed and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, often requiring one year or more, and may include requests for additional data and facility inspections before approval is granted, if at all.

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

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, prohibit any facility that does laboratory testing on specimens derived from humans from providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings, unless there is in effect for such facility a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. Tests may be waived from this regulatory oversight if they meet certain requirements established under CLIA. We consider the applicability of CLIA requirements in the design and development of our products. We have obtained a waiver of the CLIA requirements for our OraQuick ADVANCE® rapid HIV-1/2 antibody test, our OraQuick® HCV rapid antibody test and our Q.E.D.® alcohol saliva test and may seek similar waivers for certain other products. A CLIA waiver allows certain customers to use the waived products that may not have been able to use them without complying with applicable quality control and other requirements.

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

Many states have also adopted some form of anti-kickback laws. A determination of liability under such laws could result in fines and penalties, restrictions on our ability to operate in these jurisdictions and significant damage to our reputation.

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

Regulatory Risks

The Need to Obtain Regulatory Approvals Could Increase Our Costs and Adversely Affect Our Financial Performance.

Many of our proposed and existing products are subject to regulation by the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we or our distributors are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.

The process of obtaining required approvals or registrations from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals and registrations can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain approval or registration. The submission of an application to the FDA or other regulatory authority does not guarantee that an approval or registration to market or import the product will be received. A regulatory authority may impose requirements as a condition to granting an approval or registration, may include significant restrictions or limitations as part of any approval or clearance it grants and may delay or refuse to grant approval or registration, even though a product has been approved or registered without restrictions or limitations in another country or by another agency.

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

Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertizing and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and other agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA or other regulatory bodies could force us or our distributors to stop manufacturing, selling, exporting or promoting our products if it concludes that we are out of compliance with applicable regulations. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could be adversely affected if their operations are determined to be out of compliance. The FDA and other regulatory bodies could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing and selling such products. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

The materials and processes used to manufacture our products must meet detailed specifications, performance standards and quality requirements to ensure our products will perform in accordance with their label claims, our customers’ expectations and applicable regulatory requirements. As a result, our products and the materials used in their manufacture or assembly undergo regular inspections and quality testing. Factors such as defective materials or processes, mechanical failures, human errors, environmental conditions, changes in materials or production methods by our vendors, and other events or conditions could cause our products or the materials used to produce or assemble our products to fail inspections and quality testing or otherwise not perform in accordance with our label claims or the expectations of our customers.

Any failure or delay in our ability to meet the applicable specifications, performance standards, quality requirements or customer expectations could adversely affect our ability to manufacture and sell our products or comply with regulatory requirements. These events could, in turn, adversely affect our revenues and results of operations.

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

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Examples include the Sarbanes-Oxley Act of 2002, the requirements of the NASDAQ Global Market, The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC’s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language (“XBRL”), and the International Financial Reporting Standards conversion requirements. Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs. These laws and regulations are also subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us and we may be harmed.

In August 2012, the SEC adopted a new rule requiring disclosure of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar year 2013 reporting and requires a disclosure report to be filed by May 31, 2014, will require companies to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs and delays associated with possible changes to products, processes, regulatory approvals, or sources of supply as a consequence of such verification and/or potential supplier change activities. We may not be able to sufficiently verify the origins of the relevant minerals used in our products, which may harm our reputation. In addition, we may encounter challenges in satisfying those customers who require that all of the components of its products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so, or are only able to do so at a higher price.

Evolving Legislative, Judicial and Ethical Standards on the Use of Technology and Biotechnology Could Affect Our Molecular Collection Systems Business.

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with regulatory requirements, health insurance, data access, intellectual property protection, national and international legislative initiatives and other variables impact the wide spread adoption of genetic testing or specific segments or tests within the genetic testing market. These developments could impact sales of our molecular collection systems products.

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, and laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements we may enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

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

During 2012, 2011 and 2010, we incurred $12.4 million (including $2.8 million of DNAG expenses), $18.4 million (including $1.0 million of DNAG expenses since the August 17, 2011 acquisition) and $13.2 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products can be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or can substantially delay or condition approval. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop and gain commercial acceptance for our products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flow and business.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our efforts to successfully commercialize our OraQuick® In-Home HIV test and increase sales of our OraQuick® HCV test. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our business. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

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

•	We may be unable to successfully integrate an acquired company’s personnel, assets, management systems, products and/or technology into our business;

•	Worse than expected performance of an acquired business may result in the impairment of intangible assets;

•	Acquisitions may require substantial expense and management time and could disrupt our business;

•	We may not be able to accurately forecast the performance or ultimate impact of an acquired business;

•	An acquisition and subsequent integration activities may require greater capital and other resources than originally anticipated at the time of acquisition;

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

In August 2011, we acquired DNAG with the expectation that the acquisition would result in benefits to both companies. However, we may not realize the financial, tax and other benefits of the acquisition to the extent, or in the timeframe, anticipated. For example, the acquisition could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with customers, licensors, collaborators, partners, suppliers and employees. In addition, DNAG may not perform in a manner consistent with our expectations. These factors and others could negatively impact our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

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

Changes in Healthcare Regulation Could Affect Our Revenues, Costs and Financial Condition.

In recent years, there have been numerous initiatives at the federal and state level for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. One example is the Patient Protection and Affordable Care Act, the Federal healthcare reform law enacted in 2010 (“Affordable Care Act”). Similar reforms may occur internationally.

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce funding in an effort to lower overall federal healthcare spending. The ultimate content and timing of any healthcare reform legislation and its resulting impact on us are impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise have an adverse effect on our financial condition and results of operations.

The new Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which we expect will include domestic sales of certain of our products. This new tax became effective in January 2013. It is unclear whether and to what extent other unanticipated developments resulting from the Affordable Care Act, such as an increase in the number of people with health insurance, will provide us with additional revenue to help offset this tax. If such additional revenue does not materialize or our efforts to offset the excise tax through spending cuts, price increases or other actions are unsuccessful, the increased tax burden will adversely affect our financial performance.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention (“CDC”) issue diagnostic testing guidelines or recommendations, which can affect the usage of our products. For example, several years ago, the CDC issued guidelines recommending routine HIV screening for all people ages 13 to 64, with more frequent testing for people at higher risk. These recommendations have resulted in increased HIV testing, including with our OraQuick ADVANCE® HIV-1/2 test. The CDC also issued guidelines with respect to HCV testing in 2012. The issuance of new testing guidelines, or changes in existing guidelines, and the manner in which these new or changed guidelines are interpreted and applied by healthcare practitioners, could have a positive or negative impact on the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

Reductions in Government Funding and Research Budgets Could Adversely Affect Our Business and Financial Results.

We sell our OraQuick ADVANCE® HIV-1/2 test and certain other products into the public health market which consists of state, county and other governmental public health agencies, community based organizations, service organizations and similar entities. We also sell these products into the hospital market, including to hospitals owned or operated by agencies of the U.S. government. Many of these customers depend to a significant degree on grants or funding provided by governmental agencies to run their operations including programs that use our products. In international markets, we often sell our products to or through foreign governmental agencies or parties funded by such agencies.

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

In August 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending became effective on March 1, 2013 and will remain in effect unless Congress takes further action. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. Although their full impact is uncertain, the spending cuts implemented under this new law could adversely affect our customers’ ability to purchase our products. In addition, other legislative or regulatory changes may be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

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

Unexpected increases in demand for our products may require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with certain of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, or our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our ability to meet increased demand for our products. This could negatively affect our total revenues or cost of sales and related profits.

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

We rely heavily on information technology systems across our operations and on the internet, including for management of inventory, purchase orders, invoices, shipping, interactions with our third-party logistics provider, revenue and expense accounting, online business and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems and the internet. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a breach in security of these systems through a cyber attack or otherwise, or disruptions in the operation of the internet, could cause delays in product sales and reduced efficiency of our operations. Significant capital investments could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation, and could result in litigation against us or the imposition of penalties.

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third party suppliers. For example, the biological antigens, nitrocellulose and certain other components required to make our OraQuick ADVANCE® HIV-1/2 test, OraQuick® In-Home HIV test and OraQuick® HCV test are currently purchased from sole source suppliers. Our OraSure QuickFlu™ test is manufactured and supplied by a sole source supplier and the conjugates used in our MICROPLATE oral fluid drugs of abuse assays are obtained from third party suppliers.

In addition, our subsidiary, DNAG, uses two third party manufacturers to supply virtually all of its products, including its Oragene® line of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

If our third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting our specifications, we may need to find another source and/or manufacturer. This could require that we perform additional development work. We may also need to obtain FDA or other regulatory approvals for the use of an alternative component or for changes to our products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products into one or more markets or completely prevent us from doing so, and could increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

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

Relying on distributors or others to market and sell our products could harm our business for various reasons, including:

•	Our distributors or other customers may not fulfill their contractual obligations to us or otherwise market and distribute our products in the manner or at the levels we expect;

•	We do not control the incentives provided by our distributors to their sales personnel and the effectiveness of these incentives could affect sales of our products;

•	Agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the parties;

•	We may not be able to renew existing distribution agreements on acceptable terms or at all;

•	Our distributors may not devote sufficient resources or priority to the sale of our products;

•	Our existing distributor relationships or contracts may preclude or limit us from entering into arrangements with other distributors; and

•	We may not be able to negotiate future distribution agreements on acceptable terms or at all.

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

We May Need Strategic Partners to Assist in Developing and Commercializing Some of Our Diagnostic Products.

Although we intend to pursue some product opportunities independently, opportunities that require a significant level of investment for development and commercialization or a distribution network beyond our existing sales force may necessitate involving one or more strategic partners. Our strategy for development and commercialization of products may entail entering into arrangements with distributors or other corporate partners, universities, research laboratories, licensees and others. Relying on collaborative relationships could be risky to our business for a number of reasons, including:

•	We may be required to transfer material rights to such strategic partners, licensees and others;

•	Our collaborators may not devote sufficient resources or attach a sufficiently high priority to the success of our collaboration;

•	Our collaborators may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	Our collaborators may be acquired by another company, decide to terminate our collaborative arrangement or become insolvent;

•	Our collaborators may develop technologies or components competitive with our products;

•	Disagreements with collaborators could result in the termination of the relationship or litigation;

•	Collaborators may not have sufficient capital resources; and

•	We may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms or at all.

While we generally expect that our collaborative partners will have an economic motivation to succeed in performing their contractual responsibilities, there is no assurance that they will do so and the amount and timing of resources to be devoted to these activities will be controlled by others. Consequently, there can be no assurance that any revenues or profits will be derived from such arrangements.

Actions of Third-Party Inventory Management and Logistics Providers Could Adversely Affect Our Ability to Supply Products to Our Customers.

We use third-party logistics providers to store and manage our finished goods inventory and ship finished product to our customers. We have selected highly reputable providers with extensive experience in the logistics field for these services. However, in the event any of our providers lose or damage our products, experience a casualty or catastrophic event at a warehouse or otherwise fail to provide safe storage and timely handling and delivery of our products, we could incur additional costs, experience difficulty in supplying our products to our customers or suffer damage to our reputation in the industry. These events could, in turn, reduce our revenues and adversely affect our results of operations.

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

We May Become Involved in Intellectual Property Disputes, Which Could Increase our Costs and Limit or Eliminate Our Ability to Sell Products or Use Certain Technologies.

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

•	Failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop or acquire;

•	The pendency of any litigation may in and of itself cause our distributors and customers to reduce or terminate purchases of our products; and

•	A court could award a preliminary and/or permanent injunction, which would prevent us from selling our current or future products.

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

We may also become involved in other types of disputes regarding intellectual property rights, including state, federal or foreign court litigation, and patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office as well. An adverse decision in any proceeding regarding intellectual property rights could result in the loss or limitation of our rights to a patent, an invention or trademark.

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

We have obtained licenses under several lateral flow patents, and patents covering assays directed at specific analytes, which we believe are sufficient to permit the manufacturing and sale of the OraQuick® device as currently contemplated. However, licenses under additional patents may be required and it is possible that a third party could seek to enforce one or more patents against us.

If we are unable to successfully defend against or resolve patent infringement litigation or it is determined that a license is required and it is not possible to negotiate or otherwise obtain a license agreement on reasonable terms under a necessary patent, our ability to manufacture and sell OraQuick® devices and develop and commercialize new applications using the same technology could be limited and we may incur increased costs or damages. In such case, we may be able to modify the OraQuick® test to avoid the claim of infringement or the need for a license. However, this alternative could preclude or limit our ability to sell the OraQuick® test in the United States and other markets, which would adversely affect our results of operations, cash flow and business.

Risks Relating to Products, Marketing and Sales

A Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HCV test, an OraQuick® In-Home HIV test, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the existence and perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

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

Our Customers May Resist Adoption of Rapid Point-of-Care Diagnostic Testing.

Sales of our rapid point-of-care diagnostic products, such as our OraQuick ADVANCE® HIV-1/2 and OraQuick® HCV tests, are an important part of our business. Rapid point-of-care tests are beneficial to healthcare providers because, among other things, they can be administered by providers in their own facilities without sending samples to central laboratories and can help ensure that test results are delivered to the individuals being tested.

However, clinical reference laboratories and hospital-based laboratories currently provide the majority of diagnostic tests used by physicians and other healthcare providers in the U.S. In certain international markets such as Europe, diagnostic testing is performed primarily by centralized laboratories. Our future sales will depend, in part, on our ability to expand market acceptance of rapid point-of-care testing by physicians and other healthcare providers and successfully compete against laboratory testing methods and products. We expect that clinical reference and other hospital-based laboratories will continue to compete vigorously against our rapid point-of-care products. Even if we can demonstrate that our products are more cost effective, save time, or have better performance or other benefits, physicians and other healthcare providers may resist changing to rapid point-of-care tests and instead may choose to use competing laboratory tests. Our failure to achieve market acceptance of our rapid point-of-care diagnostic tests with customers would have a negative effect on our future sales growth.

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

Our future Growth Depends, In Part, on Our Ability to Commercialize the OraQuick® In-Home HIV Test.

Our future growth will depend, in part, on our ability to commercialize and market the OraQuick® In-Home HIV Test in the OTC market. Successful commercialization of the OraQuick® In-Home HIV Test will depend on a number of factors, including achieving widespread awareness and adoption of the product among the targeted consumer base, initiating and maintaining relationships with suppliers and retailers, protecting against and effectively responding to any claims by holders of patents and other intellectual property rights that our OTC product infringes their rights, obtaining and maintaining sufficient inventory of the product, the performance of our toll-free customer support center and our comprehensive consumer website relating to the product, and our ability to successfully market the product at the projected selling price. There can be no assurance that we will be successful in these endeavors. Because of the need to build broad awareness for this new product, our advertising and marketing expenditures are expected to be substantial for the foreseeable future. In addition, retailers generally have broad product return rights which may be exercised if sufficiently high sales to consumers are not achieved. Successful commercialization of this product will also depend on whether any unanticipated adverse effects result from use of the product, or unfavorable publicity develops in respect of the product, as well as the emergence of new or existing products as competition, which are proven to be more clinically or cost-effective.

Sales of Our OraSure QuickFlu™ Test May be Affected by Factors Beyond Our Control.

We sell a rapid flu test under the tradename OraSure QuickFlu™, primarily in the U.S. hospital and public health markets. A number of factors that are beyond our control could affect sales of this product, including:

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

Our Sales Cycles Can be Lengthy, and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. Our OraQuick® HCV test has been purchased by customers who receive government funding, and we believe increased funding from the CDC and other agencies will be required to substantially increase the volume of HCV testing, especially in the public health market. There can be no assurance that purchases or funding from these agencies will occur or continue, especially if current negative economic conditions continue or intensify. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

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

We are selling cryosurgical products in the consumer or OTC market in certain countries and we may expand OTC sales of these products into other countries. We recently launched the OraQuick® In-Home HIV test in the United States OTC market, and we are considering the expansion of this product internationally. We believe the sale of products in the OTC market increases our potential exposure to product liability and other claims.

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

Performance of Our Products May Affect Our Revenues, Stock Price and Reputation.

Our products are generally sold with labeling that contains performance claims approved or cleared by the FDA or other regulators. However, our products may not perform as expected. For example, a defect in one of our diagnostic products or a failure by a customer to follow proper testing procedures, may cause the product to report inaccurate information such as a false positive result or a false negative result. A false positive or negative result can also occur even when there is no apparent product defect and the customer has apparently used our product properly. Identifying the root cause of a product performance or quality issue can be difficult and time consuming.

If our products fail to perform in accordance with the applicable label claims or otherwise in accordance with the expectations or needs of our customers, customers may switch to a competing product or otherwise stop using our products, and our revenues could be adversely affected. Under such circumstances, we may be required to implement shipment holds or product recalls and incur warranty obligations, which would increase our costs. In addition, poor performance by one or more of our products and publicity surrounding such performance could have an adverse effect on our reputation, our continuing ability to sell products and the prevailing market price of our Common Stock.

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We intend to increase revenue derived from international sales of our products. Our international sales accounted for $20.3 million or 23% of total revenues in 2012, $14.2 million or 17% of total revenues in 2011 and $11.5 million or 15% of total revenues in 2010. In addition, as a result of our acquisition of DNAG, we now have a direct presence in Canada.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	Uncertainty in the application of foreign laws and the interpretation of contracts with foreign parties;

•	The potential for inconsistent imposition of legal and regulatory requirements;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on international distributors or representatives;

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain regulatory approvals or registrations for our products;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	Diversion to the U.S. of our products sold at lower prices into international markets;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Our exposure to liability under the Foreign Corrupt Practices Act and various other laws, rules and/or regulations applicable to us as a result of our international sales;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below the prices we offer for our products;

•	Restrictions on our ability to repatriate investments and earnings from foreign operations;

•	Changes in shipping costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

In addition, we have contracted with a third party for the manufacture of a portion of our OraQuick® HIV-1/2 tests in Thailand, and all of DNAG’s products are produced in Canada. In addition, the Histofreezer® cryosurgical product sold in international markets is currently manufactured by a third party in The Netherlands. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Continued Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Current volatile economic conditions may continue for the foreseeable future and intensify. These conditions have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We have experienced annual net losses since 2008. In addition, as of December 31, 2012, the Company had an accumulated deficit of $162.5 million. Even though we achieved profitability several years ago, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test in the United States and internationally;

•	Our ability to successfully commercialize our OraQuick® In-Home HIV test and the magnitude of promotional costs related to this product;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The success and revenue growth of our new subsidiary, DNAG, and the sales of its Oragene® product line;

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

•	The degree to which our major distributors comply with their contractual obligations, including minimum purchase commitments;

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	Changes in the level of competition, such as would occur if larger and financially stronger competitors introduced new or lower priced products to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our targets for growth in revenues;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and

•	The costs and results of patent infringement, product liability and other litigation or claims asserted against us.

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

Our Estimates or Judgments Relating to Critical Accounting Policies Are Based on Assumptions That Can Change or Prove to be Incorrect.

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	Revenue recognition;

•	Allowance for uncollectible accounts receivable;

•	Reserve for inventory write-downs;

•	Stock-based compensation;

•	Potential impairment of long-lived and intangible assets including goodwill;

•	Income taxes; and

•	Contingencies.

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

Changes in Foreign Currency Exchange Rates Could Negatively Affect Our Operating Results.

Our financial statements are stated in U.S. Dollars and, historically, most of our international sales have also been denominated in U.S. Dollars. As a result, in the past our exposure to foreign currency exchange rate risk has not been material. However, the revenues and operating results of our subsidiary, DNAG, are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. In 2012, DNAG reported total revenues of U.S. $14.3 million. Our expectation is that the DNAG business will continue to grow and our exposure to foreign currency exchange rates may be more significant than in past years.

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

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;

•	The performance of our business, including our efforts to commercialize the OraQuick® In-Home HIV test;

•	Clinical results with respect to our products or those of our competitors;

•	Status of clinical studies and pending submissions for required regulatory approvals;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments and industry or competitive trends ;

•	Disputes or developments with key customers, distributors or suppliers;

•	Additions or departures of key personnel;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Complaints or concerns about the performance or safety of our products and publicity about these issues, including publicity expressed through social media or otherwise over the internet;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	The relatively low trading volume for our Common Stock;

•	Period to period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

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

We own a 48,000 square foot facility which is OraSure’s primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse space on an as-needed basis. In addition, our subsidiary, DNAG, leases a 23,500 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, research and development, and regulatory and quality operations.

We believe that the facilities described above are adequate for our current requirements.

ITEM 3.	Legal Proceedings.

Employment Termination Claim

In August 2012, DNA Genotek Inc. (“DNAG”) received a Statement of Claim filed by a former employee with the Ontario Superior Court of Justice alleging, among other things, that DNAG had wrongfully terminated this individual and had breached the terms of his employment. In so doing, DNAG is also alleged to have violated this individual’s rights under the Ontario Human Rights Code. The Statement of Claim is seeking to recover in excess of $400,000 CDN in damages from DNAG. A Statement of Defence denying the allegations was filed by DNAG in October 2012. DNAG has also served discovery requests on the complainant but has not yet received any response. We believe the claims asserted by the complainant are without merit and DNAG intends to vigorously defend this matter.

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

	Year ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$11.78	$9.17	$7.87	$5.81
Second Quarter	12.28	8.90	9.00	7.06
Third Quarter	14.01	9.39	10.10	6.29
Fourth Quarter	11.34	6.56	9.96	7.52

On March 4, 2013, there were 485 holders of record and approximately 12,500 holders in street name of our Common Stock, and the closing price of our Common Stock was $5.42 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Pursuant to our Stock Award Plan and in connection with the vesting of restricted shares, we retired 2,956 shares to satisfy minimum tax withholding obligations during the three months ended December 31, 2012. No shares were repurchased under our $25.0 million share repurchase program during the same period.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2007 through December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

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

	12/07	12/08	12/09	12/10	12/11	12/12
OraSure Technologies, Inc.	100.00	41.39	57.14	64.68	102.47	80.76
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2012	2011 [2]	2010	2009	2008
Operating Results:
Net revenues	$87,820	$81,881	$75,015	$77,026	$71,104
Costs and expenses	104,090	91,278	78,369	85,819	82,551
Operating loss	(16,270)	(9,397)	(3,354)	(8,793)	(11,447)
Other income (expense), net	(242)	(313)	(143)	357	2,699
Income tax provision (benefit)	(1,397)	(869)	—	(622)	22,527 [3]
Net loss	(15,115)	(8,841)	(3,497)	(7,813)	(31,275)[3]

Basic and diluted loss per share	$(0.29)	$(0.19)	$(0.08)	$(0.17)	$(0.67)
Shares used in computing basic and diluted loss per share	51,457	46,908	46,187	45,878	46,550

Cash Flow:
Cash flows (used in) provided by operating activities	$(5,373)	$(2,994)	$3,887	$(293)	$(2,460)

	December 31,
	2012	2011 [2]	2010	2009	2008
Financial Position:
Cash, cash equivalents, and short-term investments	$87,888 [1]	$23,878	$75,738	$79,670	$82,523
Working capital	103,483	30,860	77,808	89,435	90,936
Total assets	191,725	127,861	122,520	126,991	131,918
Long-term debt, excluding current portion	—	—	—	7,792	8,301
Accumulated deficit	(162,541)	(147,426)	(138,585)	(135,088)	(127,275)
Stockholders’ equity	170,315	100,250	102,843	103,807	108,325

[1]	We received net proceeds of $70.2 million from a secondary stock offering of 6,100,000 common shares completed on July 11, 2012.
[2]	Includes the results of DNA Genotek, Inc. from the acquisition date of August 17, 2011, as well as $2.6 million of transaction costs associated with the acquisition.
[3]	Includes an income tax provision of $25,978 resulting from the establishment of a full valuation allowance on our net deferred tax assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leader in the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. In September 2012, we began selling the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail market. DNAG, a Canadian subsidiary acquired on August 17, 2011, manufactures and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. One of our cryosurgery products is sold in the over-the-counter or consumer retail market in North America, Europe, Central and South America, and Australia. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities.

Current Consolidated Financial Results

During the year ended December 31, 2012, our consolidated net revenues were $87.8 million compared to $81.9 million for the year ended December 31, 2011. Net product revenues during the year ended December 31, 2012 increased 6% when compared to 2011, primarily as a result of the inclusion of DNAG revenues for all of 2012. Full-year 2012 net revenues from our molecular collection systems subsidiary were $14.3 million, compared to $6.2 million in 2011 for the period from the August 17, 2011 acquisition date through December 31, 2011. Licensing and product development revenues for 2012 increased as a result of a $1.0 million milestone payment received from our achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. The initial term of our domestic collaboration agreement with Merck expired in September 2012 and was not renewed. We are also in the process of terminating our international agreement with Merck. Termination of these agreements is not expected to have a material impact on sales of our OraQuick® HCV test, either in the U.S. or in international markets. The milestone payment was partially offset by a decrease in the royalty rate paid to us on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008.

Our consolidated net loss for the year ended December 31, 2012 was $15.1 million, or $0.29 per share, compared to a net loss of $8.8 million, or $0.19 per share, for the year ended December 31, 2011. Our loss for the current period included $9.9 million in costs associated with the commercialization of our OraQuick® In-Home HIV test. Our consolidated net loss for the year ended December 31, 2011 included $2.6 million of transaction costs associated with the acquisition of DNAG and $7.9 million of clinical trial spending related to our OraQuick® In-Home HIV test.

Cash used in operating activities for the year ended December 31, 2012 was $5.4 million, compared to $3.0 million used during the year ended December 31, 2011. As of December 31, 2012, we had $87.9 million in cash and cash equivalents compared to $23.9 million at December 31, 2011. During 2012, we completed a public offering of 6,100,000 shares of our common stock and received $70.2 million in proceeds, net of offering expenses. On July 30, 2012, we repaid the $7.1 million principal balance outstanding under our $10.0 million credit facility with Comerica Bank. During 2011, we used $53.0 million of our cash to fund the DNAG acquisition and related transaction expenses.

2012 Developments

OraQuick® In-Home HIV Test

On July 3, 2012, the FDA issued a pre-market approval of our OraQuick® In-Home HIV Test for sale directly to consumers in the OTC market, making it the first and only rapid HIV OTC test approved in the U.S. The OraQuick® In-Home HIV Test can detect antibodies to both HIV-1 and HIV-2 with an oral swab with results in as little as 20 minutes, providing a confidential in-home testing option to consumers. It is the first rapid diagnostic test for any infectious disease that has been approved by the FDA for sale over the counter. This test was approved following extensive clinical trials conducted during the past several years.

The OraQuick® In-Home HIV Test has been available for purchase by consumers since September 2012 throughout the country, at retailers such as CVS, Walgreens, Rite Aid, Wal-Mart and Kroger. The product is also available for purchase on-line through certain retailers and our website, www.oraquick.com.

We began our national public relations and advertising campaign in connection with the September product launch. These activities substantially increased our sales and marketing expenses during the fourth quarter of 2012 and are expected to continue to substantially increase sales and marketing expenses in 2013.

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

Our revenue recognition practices with respect to the OraQuick® In-Home HIV Test initially will be different than those customarily used in the consumer package goods industry. Because this is a new product for which we do not have a historical record of returns, we will initially recognize revenue only upon the consummation of a sale to the retail customer either in a store or over the internet.

Public Offering of Common Stock

On July 11, 2012, we completed a public offering of 6,100,000 shares of our common stock, at a price of $12.30 per share, resulting in total proceeds of $75.0 million before expenses of the offering. In connection with the offering, we paid $4.5 million in underwriting discounts and commissions and incurred $282,000 in additional offering expenses.

Economic Outlook

Current unfavorable economic conditions may continue for the foreseeable future and could intensify. These conditions have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of current economic conditions or sequestration. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. In addition, these circumstances could adversely affect our access to liquidity that may be needed to conduct or expand our business, conduct future acquisitions or make other discretionary investments.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. One example is the Affordable Care Act, the Federal healthcare reform law enacted in 2010. The Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which will include domestic non-retail sales of some of our products. This new tax became effective in January 2013 and will have a negative impact on our gross margin.

Also, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending became effective on March 1, 2013. Although the full impact is uncertain, the spending cuts implemented under this new law could adversely affect our customers’ ability to purchase our products.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products, specimen collection devices, and medical devices used for the removal of benign skin lesions by cryosurgery; and our “DNAG” or molecular collection systems business, which consists of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OSUR revenues consist primarily of products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from licensing and product development activities. DNAG revenues consist of products sold into the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets.

Results of Operations

Year Ended December 31, 2012 Compared to December 31, 2011

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenue generated by licensing and product development activities.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
	2012	2011		2012	2011
OSUR	$71,495	$74,467	(4)%	82%	91%
DNAG	14,258	6,216	129	16	8

Net product revenues	85,753	80,683	6	98	99
Licensing and product development	2,067	1,198	73	2	1

Net revenues	$87,820	$81,881	7%	100%	100%

Consolidated net revenues increased 7% to $87.8 million in 2012 from $81.9 million in 2011. The current year included $14.3 million in net revenues from our molecular collection systems subsidiary, DNAG, compared to $6.2 million in 2011. Results for 2012 reflect a full twelve months of molecular collection systems sales, while 2011 results include only those revenues generated from the August 17, 2011 acquisition date through year end.

Net product revenues increased 6% during the year ended December 31, 2012 when compared to the year ended December 31, 2011, primarily as a result of the higher molecular collection system sales and higher sales of our cryosurgical systems products. These increases were partially offset by lower sales of our infectious disease testing, substance abuse testing and insurance risk assessment products. Licensing and product development revenues also increased in 2012 as compared to the prior year.

Consolidated net revenues derived from products sold to customers outside the U.S. were $20.3 million and $14.2 million, or 23% and 17% of total net revenues, for the years ended December 31, 2012 and 2011, respectively. This increase was primarily caused by the inclusion of a full twelve months of revenues from DNAG. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our operating results.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
Market	2012	2011		2012	2011
Infectious disease testing	$42,728	$44,691	(4)%	58%	59%
Substance abuse testing	9,407	12,498	(25)	13	16
Cryosurgical systems	14,876	12,046	23	20	16
Insurance risk assessment	4,484	5,232	(14)	6	7

Net product revenues	71,495	74,467	(4)	97	98
Licensing and product development	2,067	1,198	73	3	2

Net revenues	$73,562	$75,665	(3)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 4% to $42.7 million in 2012 from $44.7 million in 2011, primarily due to lower OraQuick® sales. OraQuick® sales totaled $41.7 million and $43.3 million for the years ended December 31, 2012 and 2011, respectively.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during 2012 and 2011.

	Year Ended December 31,
Market	2012	2011	% Change
Domestic HIV	$34,265	$38,722	(12)%
International HIV	3,061	3,011	2
Domestic OTC HIV	546	—	N/A
Domestic HCV	2,805	890	215
International HCV	1,059	672	58

Net OraQuick® revenues	$41,736	$43,295	(4)%

Domestic OraQuick® HIV sales decreased 12% to $34.3 million in 2012 from $38.7 million in 2011. This decrease was due to changes in public health testing programs and their timing of purchases, reductions in government funding, price competition and a shift to automated laboratory-based blood tests by certain customers. International sales of our OraQuick® HIV test increased 2% to $3.1 million in 2012 from $3.0 million in 2011 as a result of higher sales in Africa due to changes in existing distributor order patterns.

We began shipping our OraQuick® In-Home HIV test to the retail outlets at the end of September 2012. We recorded $902,000 in gross revenues from product sales to retail customers either in a store or over the internet. These revenues were offset by $356,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles.

Domestic OraQuick® HCV sales increased to $2.8 million in 2012 from $890,000 in 2011 as result of broader adoption of our product by customers who are able to use a CLIA waived product. We received a CLIA waiver for this product in November 2011, allowing us to sell our HCV product to many non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices. While we believe the CLIA waiver provides an expanded opportunity for sales growth, demand for our HCV product has been, and will likely continue to be, tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing. International sales of our OraQuick® HCV test increased 58% to $1.1 million in 2012 from $672,000 in 2011, largely as a result of higher sales into Latin America and Europe.

We previously entered into domestic and international collaboration agreements with Merck, under which Merck agreed to detail our OraQuick® HCV product to physician offices. The initial term of our domestic agreement expired in September 2012 and was not renewed. We have also terminated our international agreement with Merck. Termination of these agreements is not expected to have a material impact on sales of our OraQuick® HCV test, either in the U.S. or in international markets.

Sales of our OraSure® oral fluid collection device decreased 30% to $865,000 in 2012 from $1.2 million in 2011. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing to purchase our OraQuick ADVANCE® or our OraQuick® In-Home HIV tests. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid. As such, we expect that sales of our OraSure® device will continue to decline in the future.

Substance Abuse Testing Market

Net substance abuse testing revenues decreased 25% to $9.4 million in 2012 from $12.5 million in 2011, as a result of lower sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during 2012 and 2011.

	Year Ended December 31,
Market	2012	2011	% Change
Domestic	$6,335	$8,004	(21)%
International	706	1,912	(63)

Net Intercept® revenues	$7,041	$9,916	(29)%

Domestic Intercept® sales decreased 21% to $6.3 million in 2012 from $8.0 million in 2011. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high throughput homogenous processing systems. As a result, by the end of 2012, this distributor had stopped purchasing our Intercept® product line. Intercept® sales to this distributor were $1.5 million for the year ended December 31, 2012 compared to $3.5 million for the year ended December 31, 2011.

International Intercept® sales decreased 63% to $706,000 in 2012 from $1.9 million in 2011, as a result of lower purchases by our UK laboratory distributor as it also has begun selling its own competing oral specimen collection device. We expect sales to this distributor to remain flat in 2013. Intercept® sales to this distributor were $610,000 for the year ended December 31, 2012 compared to $1.9 million in the year ended December 31, 2011.

During 2006, in an effort to expand our Intercept® product line and meet the needs of our laboratory customers, we entered into a joint development agreement with Roche Diagnostics to develop a series of homogeneous fully-automated oral fluid drugs of abuse assays. FDA 510(k) clearance has since been received for assays to detect PCP, opiates, cocaine, methamphetamines and amphetamines. However, we have experienced significant delays in completing development of the assays under our collaboration, primarily because Roche has not been able to obtain FDA clearance of a THC assay. A THC assay is needed to offer a complete NIDA-5 panel of assays required by our customers. The inability to obtain clearance of this assay has also delayed development of assays beyond the NIDA-5 panel. We are in discussions with Roche about the THC assay and the future of our collaboration.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) increased to $14.9 million for the year ended December 31, 2012 from $12.1 million for the year ended December 31, 2011.

The table below shows a breakdown of our total net cryosurgical revenues (dollars in thousands) generated in each market during 2012 and 2011.

	Year Ended December 31,
Market	2012	2011	% Change
Professional domestic	$7,159	$6,775	6%
Professional international	1,462	1,400	4
Over-the-counter	6,255	3,871	62

Net cryosurgical systems revenues	$14,876	$12,046	23%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 6% to $7.2 million in 2012, compared to $6.8 million in 2011, due to the success of sales and promotional efforts by our distributors. During the year ended December 31, 2012, international sales of Histofreezer® increased 4% to $1.5 million compared to $1.4 million in the same period of the prior year, largely as a result of higher out-sales in Australia by our distributor in that new market.

Sales of our OTC cryosurgical products during 2012 increased 62% to $6.3 million from $3.9 million in 2011. This increase was largely the result of higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser.

In 2012, Genomma purchased $2.7 million compared to $990,000 during 2011. Early in 2011, the Mexican government placed limitations on the advertising Genomma could use for our product. At the same time, the Brazilian government also required changes to our package insert. Both of these events negatively impacted sales of our product to Genomma during 2011, but were resolved by the end of that year.

Sales to Reckitt Benckiser increased to $3.3 million in 2012 from $2.6 million in 2011 as a result of increased advertising and promotional activities and expansion into additional European countries. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 14% to $4.5 million in 2012 from $5.2 million in 2011, largely as a result of the loss of one of our larger customers who changed its underwriting methodologies in 2011.

Licensing and Product Development

Licensing and product development revenues increased 73% to $2.1 million in 2012 from $1.2 million in 2011. During the first quarter of 2012, we received a $1.0 million milestone payment as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in international markets. No such milestone payments were received in the prior year.

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

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues primarily represent sales of the Oragene® product line by our subsidiary, DNA Genotek, which we acquired in August 2011. During 2012, net DNAG revenues included several new orders from large commercial customers as well as continued strong sales into the academic research market despite funding challenges in both Canada and the United States.

CONSOLIDATED OPERATING LOSS

Consolidated gross margin remained unchanged at 63% for both 2012 and 2011.

Consolidated operating loss increased $6.9 million to $16.3 million in 2012, compared to $9.4 million in 2011. The increased loss was primarily the result of higher sales and marketing expenses associated with the commercialization of our OraQuick® In-Home HIV test and the inclusion of a full year of DNAG operating expenses. These higher expenses were partially offset by lower research and development costs due to decreased clinical trial costs related to our OraQuick® In-Home HIV test.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 62% in 2012 compared to 64% in 2011. OSUR’s 2012 margin was negatively impacted by the overall decrease in sales volume which caused a decline in absorption of our labor and fixed overhead costs. This decline was partially offset by the beneficial impact of the $1.0 million HCV milestone payment received in the first quarter of 2012.

Beginning in January 2013 and continuing through February 2015, sales of our OraQuick® product into the professional market are subject to an increase in certain lateral flow patent royalties under a litigation settlement we agreed to in 2009. In addition, also beginning in January 2013, certain of our product revenues are subject to a 2.3% medical device excise tax imposed under the Affordable Care Act. The higher royalties and new excise tax will negatively impact gross margins in 2013 and beyond.

Research and development expenses declined 44% to $9.7 million in 2012 from $17.4 million in 2011, primarily as a result of lower clinical trial costs related to the development of our OraQuick® In-Home HIV test. We expect OSUR’s research and development costs in 2013 will remain flat when compared to 2012 levels.

Sales and marketing expenses increased 52% to $30.5 million in 2012 from $20.1 million in 2011. This increase was primarily the result of approximately $9.9 million of spending associated with the commercialization of our OraQuick® In-Home HIV test. We expect 2013 sales and marketing expenses to increase from 2012 levels as we continue to invest in advertising and promotional costs for this product.

General and administrative expenses remained flat at $19.0 million in both 2012 and 2011. We expect general and administrative expenses in 2013 to decline slightly when compared to 2012.

All the above contributed to OSUR’s operating loss of $13.4 million, which included non-cash charges of $3.5 million for depreciation and amortization expense and $5.0 million of stock-based compensation expense.

DNAG Segment

DNAG’s gross margin increased to 68% in 2012 from 50% in the comparable period of 2011. DNAG’s 2011 gross margin included the impact of an $852,000 non-cash purchase accounting adjustment to mark up the acquired finished goods inventory to fair value. Gross margin for 2012 also included $1.3 million of intangibles amortization expense compared to $499,000 recorded for the period August 17, 2011 through December 31, 2011.

DNAG incurred $12.6 million in operating expenses during 2012 compared to $4.7 million incurred in 2011 from the August 17, 2011 acquisition date through December 31, 2011. Expenses for 2012 included $2.8 million of research and development costs, $6.6 million of sales and marketing costs and $3.3 million of general and administrative costs. Expenses for the period August 17, 2011 through December 31, 2011 included $1.0 million of research and development costs, $2.3 million of sales and marketing costs and $1.4 million of general and administrative costs. We expect 2013 research and development expense and sales and marketing expense to increase slightly when compared to 2012 levels. General and administrative expenses in 2013 are expected to remain flat.

All of the above contributed to DNAG’s 2012 operating loss of $2.9 million, which included non-cash charges of $3.7 million for depreciation and amortization expense and $189,000 of stock-based compensation expense.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in 2012. A Canadian income tax benefit of $1.4 million was recorded in 2012 which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit for the current year was negatively impacted by a $428,000 adjustment to DNAG’s deferred tax liability recorded in the second quarter of 2012 to reflect a change in the enacted Canadian provincial tax rates. The Canadian income tax benefit is considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Year Ended December 31, 2011 Compared to December 31, 2010

CONSOLIDATED NET REVENUES

The table below shows the total net product revenues (dollars in thousands) generated by each of our business segments and net revenues generated by licensing and product development activities.

	Year Ended December 31, 2011,
	Dollars		% Change	Percentage of Total Revenues
	2011	2010		2011	2010
OSUR	$74,467	$71,199	5%	91%	95%
DNAG	6,216	—	100	8	—

Net product revenues	80,683	71,199	13	99	95
Licensing and product development	1,198	3,816	(69)	1	5

Net revenues	$81,881	$75,015	9%	100%	100%

Consolidated net revenues increased 9% to $81.9 million (including $6.2 million attributable to operations of DNAG) in 2011 from $75.0 million in 2010. Excluding revenue attributable to DNAG, our net product revenues increased 5% during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Increased sales of our infectious disease testing, substance abuse testing and cryosurgical systems products were partially offset by lower sales of our insurance risk assessment products. The higher net product revenues were partially offset by a $2.6 million reduction in licensing and product development revenues during 2011 as compared to 2010.

Consolidated net revenues derived from products sold to customers outside the United States were $14.2 million and $11.5 million or 17% and 15% of total revenues for the years ended December 31, 2011 and 2010, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currencies was not material to our operating results.

Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
Market	2011	2010		2011	2010
Infectious disease testing	$44,691	$41,738	7%	60%	59%
Substance abuse testing	12,498	11,671	7	17	16
Cryosurgical systems	12,046	11,965	1	16	17
Insurance risk assessment	5,232	5,825	(10)	7	8

Net product revenues	$74,467	$71,199	5%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 7% to $44.7 million in 2011. OraQuick® sales totaled $43.3 million and $40.1 million for the years ended December 31, 2011 and 2010, respectively.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during 2011 and 2010.

	Year Ended December 31,
Market	2011	2010	% Change
Domestic HIV	$38,722	$38,172	1%
International HIV	3,011	1,800	67
Domestic HCV	890	46	1,835
International HCV	672	119	465

Net OraQuick® revenues	$43,295	$40,137	8%

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

OraQuick® net revenues for 2011 included $1.6 million of sales of our OraQuick® HCV test, compared to $165,000 in 2010. We received a CLIA waiver for this product in November 2011, enabling us to sell our HCV product to many other non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices.

Sales of our OraSure® oral fluid collection device decreased 23% from $1.6 million in 2010 to $1.2 million in 2011. Some customers who have purchased our OraSure® device for laboratory HIV-1 testing in the past are now electing to purchase our OraQuick ADVANCE® test. We believe this is the result of customers recognizing the benefits of rapid HIV testing, especially with oral fluid.

Substance Abuse Testing Market

Sales to the substance abuse testing market increased 7% from $11.7 million in 2010 to $12.5 million in 2011, as a result of higher domestic sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during 2011 and 2010.

	Year Ended December 31,
Market	2011	2010	% Change
Domestic	$8,004	$7,274	10%
International	1,912	1,976	(3)

Net Intercept® revenues	$9,916	$9,250	7%

Domestic Intercept® sales increased 10% from $7.3 million in 2010 to $8.0 million in 2011. This increase was largely the result of increased interest in oral fluid testing as well as growth achieved in the workplace market as hiring conditions began to improve when compared to 2010.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) remained flat at $12.0 million for the years ended December 31, 2011 and 2010.

The table below shows a breakdown of our total net cryosurgical revenues (dollars in thousands) generated in each market during 2011 and 2010.

	Year Ended December 31,
Market	2011	2010	% Change
Professional domestic	$6,775	$5,967	14%
Professional international	1,400	1,385	1
Over-the-counter	3,871	4,613	(16)

Net cryosurgical systems revenues	$12,046	$11,965	1%

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

During the year ended December 31, 2011, our OTC cryosurgical sales decreased 16% primarily due to a decline in sales to our Latin American distributor, Genomma. Genomma had purchases totaling $1.0 million in 2011, compared to $2.0 million in 2010. In late 2010, the Mexican government placed limitations on the advertising Genomma could use for our product. In addition, during the first quarter of 2011, Genomma informed us of some changes required by the Brazilian government to our package insert, which have since been made. Both events negatively impacted sales of our product during 2011.

Sales to our European OTC distributor Reckitt Benckiser remained flat at $2.6 million in 2011 and 2010.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 10% from $5.8 million in 2010 to $5.2 million in 2011, as a result of variability in the timing of orders, general softness in the life insurance market, and the adoption by some underwriters of a “Simplified Issues” policy. This is a policy where lab-based testing is replaced by having applicants respond to a questionnaire about their behaviors. Two of our larger customers adopted this new policy form in 2011.

Licensing and Product Development

Licensing and product development revenues decreased 69% to $1.2 million in 2011 from $3.8 million in 2010. During 2010, we received $2.0 million in milestone payments as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in Europe.

The remaining licensing revenues for these periods represent royalties received on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues primarily represent sales of DNAG’s Oragene® product line in the molecular diagnostics and research markets. The $6.2 million in net revenues reflect DNAG sales from the August 17, 2011 acquisition date through December 31, 2011. During the fourth quarter of 2011, DNAG shipped $1.5 million of product to its largest customer, which historically has made bulk purchases once a year.

CONSOLIDATED OPERATING LOSS

Consolidated operating loss increased $6.0 million to $9.4 million in 2011, compared to $3.4 million in 2010. The increased loss was primarily caused by higher research and development expenses due to increased clinical trial costs related to our OraQuick® HIV OTC test and higher general and administrative expense resulting from the transaction costs associated with the DNAG acquisition and increased amortization expense associated with the intangible assets acquired in the DNAG acquisition. Consolidated gross margin was 63% for both 2011 and 2010.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 64% in 2011 compared to 63% in 2010. OSUR’s 2011 margin benefited from improved product mix, more efficient manufacturing operations, lower direct labor costs, improved absorption of overhead costs as a result of staffing optimization and a change to automated manufacturing during 2011. The 2010 margin benefited from the $2.0 million in HCV milestone payments received during that period.

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

DNAG incurred $4.7 million in operating expenses during 2011. This included $1.0 million of research and development costs, $2.3 million of sales and marketing expenses and $1.4 million of general and administrative expenses. The DNAG expenses also included a total of $714,000 of amortization expense related to the acquisition.

CONSOLIDATED INCOME TAXES

In 2011, we continued our evaluation of whether the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is still appropriate and concluded that the full valuation allowance remained appropriate as the facts and circumstances since the establishment of the allowance had not changed.

As a result, no U.S. income tax benefit was recorded for OSUR’s pre-tax loss in 2011. In connection with the DNAG acquisition, a deferred income tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. A Canadian income tax benefit of $869,000 was also recorded in 2011 associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits.

Liquidity and Capital Resources

	December 31,
	2012	2011
	(In thousands)
Cash	$87,888	$23,878
Working capital	103,483	30,860

Our cash increased $64.0 million to $87.9 million at December 31, 2012 from $23.9 million at December 31, 2011, primarily due to receipt of $70.2 million in net proceeds from a secondary public offering of our common stock completed during the third quarter of 2012. Our working capital also increased to $103.5 million at December 31, 2012 from $30.9 million at December 31, 2011.

During 2012, we used $5.4 million in cash to finance our operating activities. Our net loss of $15.1 million and deferred income tax benefit of $1.4 million were partially offset by non-cash stock-based compensation expense of $5.2 million and depreciation and amortization of $7.2 million. Additional uses of cash in operating activities included a $296,000 increase in accounts receivable, a $3.1 million increase in inventory largely due to the stocking of our OraQuick® In-Home HIV tests and a $791,000 decrease in accounts payable. Accrued expenses decreased $1.2 million due to lower year-end accruals for management incentive bonuses, professional fees and other miscellaneous expenses. Offsetting these uses of cash was a $4.3 million increase in deferred revenue primarily related to the initial pipeline orders of our OraQuick® In-Home test by retailers in late September 2012.

We used a total of $2.0 million in investing activities during 2012 to acquire property and equipment. During the year ended December 31, 2013, we expect to invest approximately $4.0 million in capital expenditures, primarily to purchase additional equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash provided by financing activities was $71.4 million in 2012, which primarily resulted from the $70.2 million of net proceeds received from our secondary offering of 6.1 million shares of common stock in July 2012 and $10.0 million in proceeds received from the exercise of stock options. These increases in cash were partially offset by $7.3 million in loan principal repayments and $1.6 million used for the repurchase of common stock related to the vesting of restricted shares.

On July 30, 2012, we repaid the $7.0 million principal balance outstanding under our $10.0 million credit facility with Comerica Bank and this facility has been terminated.

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

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2012 (in thousands) for future payments under contracts and other contingent commitments, for the year 2013 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases[1]	$738	$480	$243	$9	$6	$—	$—
Employment contracts[2]	2,949	2,201	748	—	—	—	—
Purchase obligations[3]	2,511	2,511	—	—	—	—	—
Minimum commitments under contracts[4]	2,792	500	500	500	500	500	292

Total contractual obligations	$8,990	$5,692	$1,491	$509	$506	$500	$292

[1]	Represents payments required under our operating leases. See Note 12 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 12 of the Notes to the consolidated financial statements included herein.
[3]

Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note 12 of the Notes to the consolidated financial statements included herein.

[4]

Represents payments required pursuant to certain licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 12 of the Notes to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, inventories, intangible assets, income taxes, revenue recognition, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition.    We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. We do not grant price protection or product return rights (other than for our OraQuick® In-Home HIV Tests, which we began to sell in the third quarter of 2012) to our customers, except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

Our revenue practices with respect to the OraQuick® In-Home HIV Test will initially be different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue can not be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV Test is a new product for which we do not have a historical record of returns, we do not believe we can reasonably determine a return rate at this time. As a result we do not recognize revenue upon shipment to the retail trade. For these product shipments, we invoice the retailer or distributor, record deferred revenue at gross invoice sales price, and classify the cost basis of the product held by the retailer or distributor as a component of inventory. Initially, we will only recognize revenue upon the consummation of a sale to the retail customer either in a store or over the internet. We expect to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the retailer or distributor when we believe we have sufficient data to develop reasonable estimate of the level of expected returns based upon historical returns.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenue less customer allowances, including estimates for cooperative advertising, discounts, rebates, and chargebacks. These allowances are recorded as a reduction of gross revenue when recognized in the statement of operations. These allowances are established by management as our best estimate based on available information and are adjusted to reflect known changes in the factors that impact these estimates.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $285,000 as of December 31, 2012. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic environment could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Inventories.    Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In 2012, we wrote-off inventory which had a cost of $1.3 million. During 2011 and 2010, we wrote-off inventory which had a cost of $919,000 and $918,000, respectively. These write-offs were as a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

Long-lived and Intangible Assets.    Our long-lived assets are comprised of property and equipment, intangible assets and goodwill. Together, these assets had a net book value of $71.2 million, or 37% of our total assets, as of December 31, 2012. Property and equipment and intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2012 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2012 or 2011. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

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

We performed the annual impairment test for goodwill as of July 31, 2012 and determined there was no impairment. Our assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179), of approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results, including projected revenue growth, are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Deferred Tax Assets and Liabilities.    At December 31, 2012, we had federal NOL carryforwards of $60.6 million. The net deferred tax assets, before a full valuation allowance, associated with these NOLs and other temporary differences was $32.0 million at December 31, 2012. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. net deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our net deferred tax asset in the immediate future. Each year, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2012 and 2011 associated with the operations subject to income tax in the U.S.

Our ability to use our federal NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. Internal Revenue Code (“IRC”) Section 382 contains provisions that limit the amount of federal NOL carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. During 2005, the Company completed an analysis, with the assistance of independent tax specialists, to determine if any IRC Section 382 ownership changes had occurred that would limit the amount of NOLs that could be utilized to offset future taxable income. As a result of this analysis, the Company concluded that prior period ownership changes may impose a limitation on the amount of NOLs that can be utilized in a given year. The Company does not believe, however, that this limitation will impair our future ability to utilize NOLs to offset our future taxable income. The Company continues to review ownership changes on an annual basis and we do not believe we have had a subsequent ownership change that would impact the NOLs.

In connection with the DNAG acquisition in August 2011, a deferred tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. For the years ended December 31, 2012 and 2011, we recorded a Canadian income tax benefit of $1.4 million and $869,000, respectively, associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

As of December 31, 2012, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada, Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 6.7% of our total consolidated net revenues for the year ended December 31, 2012 (including revenues from DNAG). We expect the DNAG business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2012 the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2013

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions, “Corporate Governance—Committees of the Board—Audit Committee,” “Executive Officers,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement.

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

The information required by this Item with respect to the securities ownership of certain beneficial owners and management, and equity compensation plan information, is incorporated by reference to the information under the captions, “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information,” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the captions, “Transactions with Related Persons,” “Corporate Governance—Director Independence” and “Corporate Governance—Committees of the Board,” in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2013.

ORASURE TECHNOLOGIES, INC.

By:	/s/ DOUGLAS A. MICHELS
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Jack E. Jerrett (Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2013

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$87,888	$23,878
Accounts receivable, net of allowance for doubtful accounts of $285 and $170	17,545	17,159
Inventories	12,758	9,621
Prepaid expenses	1,719	1,682
Other current assets	493	496

Total current assets	120,403	52,836
PROPERTY AND EQUIPMENT, net	18,546	19,855
INTANGIBLE ASSETS, net	27,207	30,383
GOODWILL	25,445	24,740
OTHER ASSETS	124	47

	$191,725	$127,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$7,292
Accounts payable	3,380	4,142
Deferred revenue	5,580	1,318
Accrued expenses	7,960	9,224

Total current liabilities	16,920	21,976

OTHER LIABILITIES	89	—

DEFERRED INCOME TAXES	4,401	5,635

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,281 and 47,393 shares issued and outstanding	—	—
Additional paid-in capital	333,522	249,640
Accumulated other comprehensive loss	(666)	(1,964)
Accumulated deficit	(162,541)	(147,426)

Total stockholders’ equity	170,315	100,250

	$191,725	$127,861

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2012	2011	2010
NET REVENUES:
Product	$85,753	$80,683	$71,199
Licensing and product development	2,067	1,198	3,816

	87,820	81,881	75,015
COST OF PRODUCTS SOLD	32,249	30,164	27,655

Gross profit	55,571	51,717	47,360

OPERATING EXPENSES:
Research and development	12,445	18,406	13,192
Sales and marketing	37,087	22,383	20,728
General and administrative	22,309	20,325	16,794

	71,841	61,114	50,714

Operating loss	(16,270)	(9,397)	(3,354)
INTEREST EXPENSE	(172)	(316)	(316)
OTHER INCOME (EXPENSE)	(70)	3	173

Loss before income taxes	(16,512)	(9,710)	(3,497)
INCOME TAX BENEFIT	(1,397)	(869)	—

NET LOSS	$(15,115)	$(8,841)	$(3,497)

LOSS PER SHARE:
BASIC	$(0.29)	$(0.19)	$(0.08)

DILUTED	$(0.29)	$(0.19)	$(0.08)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	51,457	46,908	46,187

DILUTED	51,457	46,908	46,187

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2012	2011	2010
NET LOSS	$(15,115)	$(8,841)	$(3,497)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	1,298	(1,729)	(4)

Other comprehensive income (loss)	1,298	(1,729)	(4)
COMPREHENSIVE LOSS	$(13,817)	$(10,570)	$(3,501)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2010	45,930	$—	$239,126	$(231)	$(135,088)	$103,807
Common stock issued upon exercise of options	3	—	8	—	—	8
Vesting of restricted stock	429	—	—	—	—	—
Purchase and retirement of treasury shares	(136)	—	(709)	—	—	(709)
Compensation cost for restricted stock	—	—	2,354	—	—	2,354
Compensation cost for stock option grants	—	—	884	—	—	884
Net loss	—	—	—	—	(3,497)	(3,497)
Currency translation adjustments	—	—	—	(4)	—	(4)

Balance at December 31, 2010	46,226	—	241,663	(235)	(138,585)	102,843
Common stock issued upon exercise of options	880	—	4,783	—	—	4,783
Vesting of restricted stock	421	—	—	—	—	—
Purchase and retirement of treasury shares	(134)	—	(909)	—	—	(909)
Compensation cost for restricted stock	—	—	2,521	—	—	2,521
Compensation cost for stock option grants	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(8,841)	(8,841)
Currency translation adjustments	—	—	—	(1,729)	—	(1,729)

Balance at December 31, 2011	47,393	—	249,640	(1,964)	(147,426)	100,250
Common stock issued upon exercise of options	1,476	—	10,040	—	—	10,040
Vesting of restricted stock	454	—	—	—	—	—
Issuance of common stock for public equity offering	6,100		70,246	—	—	70,246
Purchase and retirement of treasury shares	(142)	—	(1,560)	—	—	(1,560)
Compensation cost for restricted stock	—	—	2,894	—	—	2,894
Compensation cost for stock option grants	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	(15,115)	(15,115)
Currency translation adjustments	—	—	—	1,298	—	1,298

Balance at December 31, 2012	55,281	$—	$333,522	$(666)	$(162,541)	$170,315

See accompanying notes to the consolidated financial statements

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(15,115)	$(8,841)	$(3,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	5,197	4,100	3,229
Depreciation and amortization	7,250	4,891	3,012
Deferred income taxes	(1,397)	(868)	—
Inventory purchase accounting step-up adjustment	16	852	—
Changes in assets and liabilities
Accounts receivable	(296)	(3,377)	1,219
Inventories	(3,139)	(1,757)	1,499
Prepaid expenses and other assets	(99)	491	1,413
Accounts payable	(791)	911	(472)
Deferred revenue	4,254	112	(722)
Accrued expenses and other liabilities	(1,253)	492	(1,794)

Net cash (used in) provided by operating activities	(5,373)	(2,994)	3,887

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of short-term investments	—	1,895	2,841
Acquisition of DNA Genotek Inc., net of cash acquired	—	(49,730)	—
Payments for patents and product rights	—	—	(4,500)
Purchases of property and equipment	(2,019)	(2,505)	(2,106)

Net cash used in investing activities	(2,019)	(50,340)	(3,765)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,292)	(500)	(510)
Proceeds from the issuance of common stock, net of expenses	70,246	—	—
Proceeds from exercise of stock options	10,040	4,783	8
Repurchase of common stock	(1,560)	(909)	(709)

Net cash provided by (used in) financing activities	71,434	3,374	(1,211)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(32)	(5)	(2)
NET INCREASE (DECREASE) IN CASH	64,010	(49,965)	(1,091)
CASH, BEGINNING OF PERIOD	23,878	73,843	74,934

CASH, END OF PERIOD	$87,888	$23,878	$73,843

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1.	THE COMPANY:

We manufacture and market oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In September 2012 we began selling our rapid point-of-care HIV test in the domestic consumer retail market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, and animal genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization and transportation of DNA in saliva. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. One of our cryosurgery products has been sold in the over-the-counter or consumer retail markets in North America, Europe, Central and South America and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of OraSure and its wholly-owned subsidiary, DNA Genotek Inc. (“DNAG” and, collectively with OraSure, the “Company”). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as calculations related to contingencies and accruals, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency markets, reductions in government funding, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Supplemental Cash Flow Information

In 2012, 2011 and 2010, we paid interest of $199, $318, and $340, respectively. In 2010, we capitalized interest of $20. No interest was capitalized in 2012 or 2011.

In 2012, we paid foreign and state income taxes of $22. In 2011, we received a refund of $15 for federal and state income taxes, net of state taxes paid. In 2010, we received a federal income tax refund of $597 related to refundable alternative minimum taxes paid in previous years, and we paid state income taxes of $12.

In 2012 and 2011, we recorded through the consolidated statements of operations an increase in our allowance for doubtful accounts of $115 and $64, respectively. In 2010, we recorded through the consolidated statement of operations a decrease in our allowance for doubtful accounts of $115. We had write-offs of $36 against the allowance for doubtful accounts in 2010. We had no material write-offs against the allowance for doubtful accounts in 2012 or 2011.

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

Intangible Assets

Intangible assets consist of a customer list, patents and product rights, acquired technology, tradenames and non-compete agreements. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. The customer list, acquired technology, tradenames and non-compete agreements were all part of our acquisition of DNAG in August 2011. Intangible assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years.

Goodwill

Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisition of DNAG in August 2011. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Performance of goodwill impairment testing permits us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is necessary. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values.

We performed our annual impairment test for goodwill as of July 31, 2012 and determined there was no impairment. Our assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179), of approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

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

Revenue Recognition

We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. We do not grant price protection or product return rights (other than for our OraQuick® In-Home HIV tests, which we began to sell in the third quarter of 2012) to our customers, except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

Our revenue practices with respect to the OraQuick® In-Home HIV test will initially be different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue can not be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test is a new product for which we do not have a historical record of returns, we do not believe we can reasonably determine a return rate at this time. As a result we do not recognize revenue when we ship to the retail trade. For these product shipments, we invoice the retailer or distributor, record deferred revenue at gross invoice sales price, and classify the cost basis of the product held by the retailer or distributor as a component of inventory. Initially, we will only recognize revenue upon the consummation of a sale to the retail customer either in a store or over the internet. We expect to apply a more traditional revenue recognition policy such that revenue is recognized following shipment to the retailers or distributors when we believe we have sufficient data to develop a reasonable estimate of the level of expected returns.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenue less customer allowances, including estimates for cooperative advertising discounts, rebates, and chargebacks. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations. These allowances are established by management as our best estimate based on available information and are adjusted to reflect known changes in the factors that impact those estimates.

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

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue and also when shipments of our OraQuick® In-Home HIV test are made to the retailers or distributors who have product return rights. Deferred revenue at December 31, 2012 and 2011 included customer prepayments of $1,880 and $1,318, respectively. As of December 31, 2012, it also included $3,700 related to OraQuick® In-Home HIV tests, representing the value of product held by those retailers or distributors having product return rights.

Customer and Vendor Concentrations

As of December 31, 2012, one of our customers, CVS Distribution, Inc. accounted for approximately 11% of our accounts receivable balance. We had no significant concentrations (greater than 10%) in accounts receivable as of December 31, 2011 or in revenues for the years ended December 31, 2012, 2011 or 2010.

We currently purchase certain products and critical components of our products from sole-supply vendors, and if these vendors are unable or unwilling to supply the required components and products, we could be subject to substantial delays in the delivery of our products to our customers and increased costs. Furthermore, our subsidiary, DNAG, uses two third-party suppliers to manufacture its products. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred. Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs can precede the services provided or can lag the service period by several months. Invoices paid prior to services being provided are recorded as a prepaid expense and then expensed appropriately as services are provided. We accrue the cost of services rendered but unbilled by CROs based on purchase order estimates provided by the CROs. Differences between actual and estimated clinical trial expenses recorded are generally not material and are adjusted for in the period in which they become known.

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2012, 2011, and 2010, we incurred $6,310, $130, and $223, respectively, in advertising expenses. 2012 expenses include advertising associated with our OraQuick® In-Home HIV test which we began selling in the consumer retail market in the fourth quarter.

Stock-Based Compensation

We account for stock-based compensation to employees and directors using the fair value method. We recognize compensation expense for stock option and restricted stock awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue restricted stock, we issue new shares rather than purchase shares on the open market.

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

We assess the realizability of our net deferred tax assets on a quarterly basis. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized we reduce our net deferred tax assets by a valuation allowance. The realization of the net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of our net operating loss carryforwards.

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

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 5,314, 6,296, and 6,296 shares were outstanding as of December 31, 2012, 2011 and 2010, respectively. As a result of our net losses for the years ended December 31, 2012, 2011 and 2010, these shares were excluded from the respective periods’ computations of diluted loss per share, as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

Our accumulated other comprehensive loss for 2012, 2011, and 2010 consisted of foreign currency translation adjustments.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $1,298 and ($1,729) currency translation adjustments recorded in 2012 and 2011, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

Fair Value of Financial Instruments

As of December 31, 2012 and 2011, the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

Effective January 3, 2012, we implemented a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of December 31, 2012 was $89 and was calculated using the market price of the mutual funds as of that date. All investments in the plan are classified as trading securities and measured as Level 1 instruments.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

3.	Business Combination

On August 17, 2011 (the “Acquisition Date”), we acquired all of the outstanding capital stock of DNAG, pursuant to the terms of a Support Agreement dated July 25, 2011. The purchase price was $49,750 CDN ($50,467 in U.S. dollars at the Acquisition Date exchange rate) and was funded by OraSure with cash on hand. The purchase price consisted of $50,000 CDN ($50,710 million in U.S. dollars at the Acquisition Date exchange rate) less a $250 CDN ($254 U.S. dollars) working capital adjustment received in the fourth quarter of 2011. Of the original $50,000 CDN purchase price, $5,000 CDN (or $5,071 in U.S. dollars at the Acquisition Date exchange rate) was deposited in escrow pursuant to the related support agreement. The payment for the working capital adjustment was funded from the escrow account. Subject to certain adjustments and the processing of any indemnification claims, $1.9 million CDN was released from the escrow fund to the seller in February 2013 with the balance to be released in February 2014.

The acquisition of DNAG strengthens OraSure’s leadership in oral fluid diagnostics, by providing OraSure with a complementary portfolio of products that enable easy and reliable collection, stabilization, transportation and storage of high quality nucleic acid (DNA and RNA) samples. These samples can then be used for a wide range of research and diagnostic applications.

We have accounted for the acquisition of DNAG using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the Acquisition Date. The excess of the fair value of the consideration paid over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill. For purposes of the purchase price allocation, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value guidance also requires that the fair value measurements reflect the assumptions market participants use in pricing an asset or liability based upon the best information available. Under the acquisition method of accounting, acquisition related transaction costs, such as success-based banking fees and professional fees, are not included as a component of consideration transferred, but rather are accounted for as expenses in the periods in which the costs are incurred.

During 2011, we incurred a total of $2,634 of acquisition related costs, including success-based investment banking fees and accounting, legal and other professional fees, related to the DNAG acquisition, all of which were expensed and included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

The following table summarizes the allocation of the fair values of the assets acquired and the liabilities assumed at the Acquisition Date:

Current assets	$3,734
Property, plant and equipment	715
Other assets	760
Intangible assets	28,502
Goodwill	25,619

Total assets acquired	59,330

Current liabilities	(1,388)
Deferred tax liability	(7,475)

Total liabilities assumed	(8,863)

Purchase price	50,467
Less cash acquired	(737)

Net cash paid	$49,730

Included in the current assets acquired in the DNAG acquisition was inventory having an estimated fair value of $1,413. This fair value includes an $892 “step-up” adjustment to capitalize the estimated manufacturing profit in acquired finished goods inventory as of the Acquisition Date, of which we expensed $16 and $852 to cost of products sold during the years ended December 31, 2012 and 2011, respectively.

The results of operations associated with DNAG have been consolidated with those of the Company since the Acquisition Date. Total revenues of $6,216 and a net loss of $693, including $852 of inventory step-up as noted above, attributable to DNAG were recognized in the consolidated statement of operations for the year ended December 31, 2011.

The following unaudited condensed consolidated pro forma information sets forth the revenues, net loss and net loss per share of the Company for the years ended December 31, 2011 and 2010, as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information presented below is not necessarily indicative of the results that would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

	Years Ended December 31,
	2011	2010
Total revenues	$89,966	$89,303
Net loss	(10,911)	(4,842)
Loss per share:
Basic and diluted	$(0.23)	$(0.10)

The supplemental pro forma results for the year ended December 31, 2011 exclude $2,634 of transaction costs incurred by OraSure that were recorded in operating expenses.

4.	INVENTORIES:

	December 31,
	2012	2011
Raw materials	$6,777	$5,768
Work in process	393	497
Finished goods	5,588	3,356

	$12,758	$9,621

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2012	2011
Land	$1,118	$1,118
Buildings and improvements	16,589	16,532
Machinery and equipment	18,423	17,428
Computer equipment and software	5,989	5,167
Furniture and fixtures	1,692	1,669
Construction in progress	581	438

	44,392	42,352
Less accumulated depreciation	(25,846)	(22,497)

	$18,546	$19,855

Depreciation expense was $3,347, $2,934, and $2,510 for 2012, 2011, and 2010, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2012	2011
Balance as of January 1	$24,740	$—
Goodwill from DNAG acquisition	—	25,619
Increase (decrease) related to foreign currency translation	705	(879)

Balance as of December 31	$25,445	$24,740

Intangible assets consist of the following:

	Amortization Period (Years)	December 31, 2012
		Gross	Accumulated Amortization	Net
Customer list	10	$12,619	$(1,673)	$10,946
Patents and product rights	3-10	10,449	(6,926)	3,523
Acquired technology	7	9,802	(1,829)	7,973
Tradename	15	4,837	(443)	4,394
Non-compete agreements	1-3	842	(471)	371

		$38,550	$(11,342)	$27,207

	Amortization Period (Years)	December 31, 2011
		Gross	Accumulated Amortization	Net
Customer list	10	$12,270	$(441)	$11,829
Patents and product rights	3-10	10,449	(6,386)	4,063
Acquired technology	7	9,531	(482)	9,049
Tradename	15	4,703	(117)	4,586
Non-compete agreements	1-3	1,021	(165)	856

		$37,974	$(7,591)	$30,383

Patents and products rights are made up of the following:

	December 31,
	2012	2011
HIV-related	$1,900	$1,900
HCV-related	4,500	4,500
Lateral flow-related	1,500	1,500
Cryosurgery-related	2,549	2,549

	10,449	10,449
Less accumulated amortization	(6,926)	(6,386)

	$3,523	$4,063

Amortization expense for 2012, 2011, and 2010 was $3,903, $1,957, and $502, respectively.

Amortization expense for each of the five succeeding fiscal years is estimated as follows:

2013	$3,616
2014	3,483
2015	3,300
2016	3,300
2017	3,300
Beyond	10,208

7.	ACCRUED EXPENSES:

	December 31,
	2012	2011
Payroll and related benefits	$4,248	$4,867
Royalties	1,948	1,986
Professional fees	413	835
Other	1,351	1,536

	$7,960	$9,224

8.	LONG-TERM DEBT:

As of December 31, 2011, we had in place a $10,000,000 credit facility (the “Credit Facility”), as amended, with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum were payable monthly through August 27, 2012, at which time the remaining unpaid principal balance was payable. On July 30, 2012, we repaid the $7,042 principal balance outstanding under this Credit Facility and this Credit Facility has been terminated.

9.	INCOME TAXES:

Loss before income tax benefit consists of the following:

	2012	2011	2010
United States	$(13,515)	$(8,147)	$(3,497)
Canada	(2,997)	(1,563)	—

	$(16,512)	$(9,710)	$(3,497)

The components of the income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Deferred
Federal	$(4,370)	$(2,674)	$(1,215)
State	(272)	(273)	(92)
Canada	(1,397)	(869)	—

	(6,039)	(3,816)	(1,307)
Increase in valuation allowance	4,642	2,947	1,307

Total income tax benefit	$(1,397)	$(869)	$—

For the years ended December 31, 2012 and 2011 we recorded an income tax benefit of $1,397 and $869, respectively, associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG. The income tax benefit for the current year ended December 31, 2012 was negatively impacted by a $428 adjustment to DNAG’s deferred tax liability recorded in the second quarter of 2012 to reflect a change in the enacted Canadian provincial tax rates.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.2)	(1.9)	(0.9)
Canadian income taxes	(8.5)	(8.9)	—
Nondeductible expenses and other	1.0	5.3	6.8
U.S. research and development credits	(0.3)	(5.7)	(9.7)
Change in valuation allowance, federal and state	34.5	36.3	37.8

Effective tax rate	(8.5)%	(8.9)%	—%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our total deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$21,207	$16,286
Inventories	1,781	1,216
Capitalized research and development costs	6,148	6,489
Accruals and reserves currently not deductible	2,123	1,968
Patent costs	1,202	1,552
Acquired intangible assets	(6,278)	(6,635)
Depreciation and amortization	(744)	(1,019)
Stock-based compensation	4,176	4,157
Research and development tax credit carryforward	2,378	2,103

Net deferred tax asset	31,993	26,117
Valuation allowance	(36,394)	(31,752)

Net deferred tax liability	$(4,401)	$(5,635)

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008 we recorded an income tax charge to establish a full valuation allowance against our total U.S. net deferred tax asset. During the subsequent years, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintained a full valuation allowance against our net deferred tax assets as of December 31, 2012 and 2011 associated with our U.S. operations.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2018-2019	$16,273
2020-2024	16,397
2025-2031	14,476
2032	13,407

$60,553

The Tax Reform Act of 1986 contains provisions that limit the annual amount of NOLs available to be used in any given year in the event of a significant change in ownership. On September 29, 2000, two separate companies, STC Technologies, Inc. and Epitope, Inc., merged to form our Company. A significant change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred in connection with this merger. As such, the utilization of NOLs generated prior to September 29, 2000 is limited to approximately $13,700 per year. We do not believe that this limitation will have a material adverse impact on the utilization of our Federal NOL carryforwards in future years.

As of December 31, 2012, our gross unrecognized tax benefits totaled $1,922 and based upon the valuation allowance for the U.S. operations the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2012, 2011 and 2010. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended December 31, 2001 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance as of January 1	$2,015	$2,090	$2,045
Additions based on tax positions related to the current period	—	53	52
Additions for tax positions of prior periods	67	19	—
Reductions for tax positions of prior periods	(160)	(147)	(7)

Balance as of December 31	$1,922	$2,015	$2,090

10.	STOCKHOLDERS’ EQUITY:

Stock-Based Awards

We grant stock-based awards under the OraSure Technologies, Inc. Stock Award Plan, as amended and restated (the “Stock Plan”). The Stock Plan permits stock-based awards to employees, outside directors and consultants or other third-party advisors. Awards which may be granted under the Stock Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. We recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or to issue restricted stock, we normally issue new shares rather than purchase shares on the open market.

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

As of December 31, 2012, 3,105 shares were available for future grants under the Stock Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2012	2011	2010
Risk-free interest rate(1)	0.99%	1.36%	1.89%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	52%	54%	54%
Expected life of stock options (in years)(3)	6	4	4

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Expected stock price volatility is based upon historical experience.
(3)	Expected life of stock options is based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $5.38, $2.82 and $2.24, respectively.

Amounts recognized in the financial statements related to stock options were as follows:

	Years Ended December 31,
	2012	2011	2010
Total compensation cost during the year	$2,262	$1,579	$877
Amounts capitalized into inventory during the year	(90)	(58)	(40)
Amounts recognized in cost of products sold for amounts previously capitalized	58	36	63

Amounts charged against income	$2,230	$1,557	$900

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $6,961, $2,490, and $9, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	5,432	$7.09
Granted	709	5.15
Exercised	(3)	2.81
Forfeited	(634)	7.19

Outstanding on December 31, 2010	5,504	6.83
Granted	1,143	6.78
Exercised	(880)	5.44
Expired	(163)	10.74
Forfeited	(188)	8.11

Outstanding on December 31, 2011	5,416	6.89
Granted	783	11.18
Exercised	(1,476)	6.80
Expired	(12)	6.07
Forfeited	(67)	7.49

Outstanding on December 31, 2012	4,644	$7.64	6.4	$2,805

Vested or expected to vest as of
December 31, 2012	4,595	$7.62	6.3	$2,800

Exercisable on December 31, 2012	3,115	$7.10	5.3	$2,285

As of December 31, 2012, there was $5,125 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.5 years.

Net cash proceeds from the exercise of stock options were $10,040, $4,783 and $8 for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2012:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.55–$5.19	467	11.1	$3.70	434	$3.69
$5.19–$5.60	646	5.5	5.32	499	5.35
$5.72–$6.37	128	7.9	5.96	63	5.98
$6.63	743	8.1	6.63	328	6.63
$6.67–$8.06	574	5.1	7.74	481	7.82
$8.18–$8.28	673	2.8	8.23	666	8.23
$8.33–$9.56	594	3.4	9.23	567	9.25
$9.78–$10.99	83	3.3	10.26	77	10.23
$11.30	730	9.1	11.30	—
$12.14	6	9.5	12.14	—

	4,644	6.4	$7.64	3,115	$7.10

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,894, $2,521 and $2,354 related to restricted shares was recognized during the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2010	820	$5.44
Granted	454	5.19
Vested	(429)	5.51
Forfeited	(53)	5.15

Issued and unvested, December 31, 2010	792	5.28
Granted	527	6.53
Vested	(422)	5.47
Forfeited	(18)	6.63

Issued and unvested, December 31, 2011	879	5.91
Granted	259	11.31
Vested	(454)	5.56
Forfeited	(14)	7.77

Issued and unvested, December 31, 2012	670	$8.19

Issued and expected to vest, December 31, 2012	670	$8.19

As of December 31, 2012, there was $2,989 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.

In connection with the vesting of restricted shares during the years ended December 31, 2012, 2011 and 2010, we purchased and immediately retired 142, 134 and 136 shares with aggregate values of $1,560, $909 and $709, respectively, in satisfaction of minimum tax withholding obligations.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2012, 2011 or 2010.

Public Equity Offering

On July 11, 2012, we completed a public equity offering of 6,100 common shares, at a price of $12.30 per share, raising $75,030 before expenses of the offering. In connection with the offering, we paid $4,502 in underwriting discounts and commissions and incurred $282 in additional offering expenses.

11.	BUSINESS SEGMENT INFORMATION:

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery; and our molecular collection systems or “DNAG” business, which consists of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues consist primarily of products sold in the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In the fourth quarter of 2012, OSUR began selling a product in the domestic OTC marketplace. OSUR also derives revenues from licensing and product development activities. DNAG revenues consist primarily of products sold into the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets.

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

The following table summarizes segment information for the years ended December 31, 2012, 2011, and 2010. During the year ended December 31, 2010 we operated within only one reportable segment.

	Years Ended December 31,
	2012	2011	2010
Net revenues:
OSUR	$73,562	$75,665	$75,015
DNAG	14,258	6,216	—

Total	$87,820	$81,881	$75,015

Operating loss:
OSUR	$(13,395)	$(7,855)	$(3,354)
DNAG	(2,875)	(1,542)	—

Total	$(16,270)	$(9,397)	$(3,354)

Depreciation and amortization:
OSUR	$3,530	$3,550	$3,012
DNAG	3,720	1,341	—

Total	$7,250	$4,891	$3,012

Capital expenditures:
OSUR	$1,794	$2,345	$2,106
DNAG	225	160	—

Total	$2,019	$2,505	$2,106

	December 31,
	2012	2011
Total assets:
OSUR	$137,544	$71,326
DNAG	54,181	56,535

Total	$191,725	$127,861

Our products are sold principally in the United States, Canada and Europe.

The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Years Ended December 31,
	2012	2011	2010
United States	$67,460	$67,644	$63,520
Europe	10,131	7,506	6,493
Other regions	10,229	6,731	5,002

	$87,820	$81,881	$75,015

The following table represents total long-lived assets by geographic area:

	December 31,
	2012	2011
United States	$17,868	$18,954
Canada	589	706
Other regions	89	195

	$18,546	$19,855

12.	COMMITMENTS AND CONTINGENCIES:

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

2013	$500
2014	500
2015	500
2016	500
2017	500
Thereafter	292

$2,792

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2013	$480
2014	243
2015	9
2016	6

$738

Rent expense for 2012, 2011 and 2010 was $510, $307, and $163, respectively.

Purchase Commitments

As of December 31, 2012, we had outstanding non-cancelable purchase commitments in the amount of $2,511 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, extending through 2014, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $2,201 and $748 in 2013 and 2014, respectively.

Litigation

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

13.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4,000 per year. Contributions to the 401(k) Plan, net of forfeitures, were $592, $533, and $597 in 2012, 2011, and 2010, respectively.

In addition to our existing 401(k) plan, effective January 3, 2012, we implemented a nonqualified Deferred Compensation plan to permit eligible highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2012, the value of the assets associated with the plan was $89 and is included in other assets in our consolidated balance sheet. Our obligation related to the deferred compensation plan is included in other liabilities in our consolidated balance sheet. As of December 31, 2012, our total obligation under this plan was $89.

Effective January 2, 2012, all regular full-time employees of DNAG are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2,000 per year. Contributions to the RRSP were $113 in 2012.

14.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2012 and 2011. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2012 Results
	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenues	$20,944	$22,616	$22,115	$22,145
Costs and expenses	24,596	26,156	25,043	28,295

Operating loss	(3,652)	(3,540)	(2,928)	(6,150)
Other income (expense), net	(120)	(113)	(35)	26

Loss before income taxes	(3,772)	(3,653)	(2,963)	(6,124)
Income tax benefit	(521)	(91)	(527)	(258)

Net loss	$(3,251)	$(3,562)	$(2,436)	$(5,866)

Loss per share
Basic	$(0.07)	$(0.07)	$(0.04)	$(0.11)

Diluted	$(0.07)	$(0.07)	$(0.04)	$(0.11)

	2011 Results
	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011(1)	December 31, 2011(1)
Net revenues	$17,414	$19,064	$21,714	$23,689
Costs and expenses	19,967	21,423	25,919	23,970

Operating loss	(2,553)	(2,359)	(4,205)	(281)
Other expense, net	(45)	(79)	(29)	(158)

Loss before income taxes	(2,598)	(2,438)	(4,234)	(439)
Income tax benefit	—	—	(315)	(554)

Net income (loss)	$(2,598)	$(2,438)	$(3,919)	$115

Income (loss per share)
Basic	$(0.06)	$(0.05)	$(0.08)	$—

Diluted	$(0.06)	$(0.05)	$(0.08)	$—

(1)

Includes the results of operations of DNA Genotek Inc. from the acquisition date of August 17, 2011, as well as $2,534 and $100 of transaction costs associated with the acquisition recorded in the three months ended September 30, and December 31, 2011, respectively.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, amended and restated as of August 18, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.6	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.7	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.8	Employment Agreement, dated September 23, 2005, between OraSure Technologies, Inc. and Stephen R. Lee, Ph.D., is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed September 28, 2005.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.10	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.12	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

Exhibit Number	Exhibit

10.13	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.15	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.16	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.18	Description of Non-Employee Director Compensation Policy, as amended as of November 14, 2011, is incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2011.*

10.19	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.20	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.21	Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective as of February 12, 2013.*

10.22	Form of Restricted Share Grant Agreement (Executive Officers) is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.23	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24	Nonqualified Stock Option Award General Terms and Conditions (Executive Officers) is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.25	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.26	Description of the OraSure Technologies, Inc. 2012 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 20, 2012.*

10.27	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.28	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

Exhibit Number	Exhibit

10.29	Settlement Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.30	License Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Management contract or compensatory plan or arrangement.