Form 10-Q
period 2013-03-31
ORASURE TECHNOLOGIES INC
filed 2013-05-09
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of May 7, 2013: 55,529,968 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$79,276	$87,888
Accounts receivable, net of allowance for doubtful accounts of $330 and $285	16,955	17,545
Inventories	13,056	12,758
Prepaid expenses	3,212	1,719
Other current assets	387	493

Total current assets	112,886	120,403

PROPERTY AND EQUIPMENT, net	18,297	18,546

INTANGIBLE ASSETS, net	25,749	27,207

GOODWILL	24,823	25,445

OTHER ASSETS	281	124

	$182,036	$191,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,622	$3,380
Deferred revenue	5,611	5,580
Accrued expenses	6,756	7,960

Total current liabilities	17,989	16,920

OTHER LIABILITIES	249	89

DEFERRED INCOME TAXES	3,881	4,401

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,530 and 55,281 shares issued and outstanding	—	—
Additional paid-in capital	334,475	333,522
Accumulated other comprehensive loss	(1,791)	(666)
Accumulated deficit	(172,767)	(162,541)

Total stockholders’ equity	159,917	170,315

	$182,036	$191,725

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
NET REVENUES:
Product	$20,962	$19,738
Licensing and product development	202	1,206

	21,164	20,944
COST OF PRODUCTS SOLD	9,135	7,212

Gross profit	12,029	13,732

OPERATING EXPENSES:
Research and development	3,357	3,444
Sales and marketing	13,874	7,874
General and administrative	5,387	6,066

	22,618	17,384

Operating loss	(10,589)	(3,652)

INTEREST EXPENSE	—	(75)

OTHER EXPENSE	(47)	(46)

Loss before income taxes	(10,636)	(3,773)
INCOME TAX BENEFIT	(410)	(521)

NET LOSS	$(10,226)	$(3,252)

LOSS PER SHARE:
BASIC	$(0.18)	$(0.07)

DILUTED	$(0.18)	$(0.07)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	55,449	47,807

DILUTED	55,449	47,807

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(10,226)	$(3,252)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(1,125)	1,106

Other comprehensive income (loss)	(1,125)	1,106
COMPREHENSIVE LOSS	$(11,351)	$(2,146)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(10,226)	$(3,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,394	1,192
Depreciation and amortization	1,602	1,809
Deferred income taxes	(410)	(521)
Changes in assets and liabilities
Accounts receivable	512	3,936
Inventories	(312)	(1,186)
Prepaid expenses and other assets	(1,545)	(539)
Accounts payable	2,263	(638)
Deferred revenue	37	84
Accrued expenses and other liabilities	(989)	(2,241)

Net cash used in operating activities	(7,674)	(1,356)

INVESTING ACTIVITIES:
Purchases of property and equipment	(480)	(306)

Net cash used in investing activities	(480)	(306)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(125)
Proceeds from exercise of stock options	301	2,162
Repurchase of common stock	(743)	(1,452)

Net cash (used in) provided by financing activities	(442)	585

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(16)	13

NET DECREASE IN CASH	(8,612)	(1,064)

CASH, BEGINNING OF PERIOD	87,888	23,878

CASH, END OF PERIOD	$79,276	$22,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$76
Income taxes	$27	$20

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

We manufacture and market oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In September 2012, we began selling our rapid point-of-care HIV test in the domestic consumer retail market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. One of our cryosurgery products is sold in the over-the-counter (“OTC”) or consumer retail markets in North America, Europe, Central and South America and Australia.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiary, DNA Genotek, Inc. (“DNAG”). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations expected for the full year.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as calculations related to contingencies and accruals, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets, reductions in government funding and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Fair Value of Financial Instruments. As of March 31, 2013, the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

Effective January 3, 2012, we implemented a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of March 31, 2013 and December 31, 2012 was $249 and $89, respectively, and was calculated using the market price of the mutual funds as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	March 31, 2013	December 31, 2012
Raw materials	$6,989	$6,777
Work in process	424	393
Finished goods	5,643	5,588

	$13,056	$12,758

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold or otherwise disposed of, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations. Accumulated depreciation of property and equipment as of March 31, 2013 and December 31, 2012 was $26,455 and $25,846, respectively.

Intangible Assets. Intangible assets consist of the following:

		March 31, 2013
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$12,311	$(1,925)	$10,386
Patents and product rights	3-10	10,449	(7,061)	3,388
Acquired technology	7	9,563	(2,104)	7,459
Tradename	15	4,719	(510)	4,209
Non-compete agreements	1-3	822	(515)	307

		$37,864	$(12,115)	$25,749

		December 31, 2012
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$12,619	$(1,673)	$10,946
Patents and product rights	3-10	10,449	(6,926)	3,523
Acquired technology	7	9,802	(1,829)	7,973
Tradename	15	4,837	(443)	4,394
Non-compete agreements	1-3	842	(471)	371

		$38,550	$(11,342)	$27,207

Goodwill. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisition of DNAG in August 2011. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is necessary. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values.

We performed our annual impairment test for goodwill as of July 31, 2012 and determined there was no impairment. Our assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179) of approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

As of March 31, 2013, we believe no indicators of impairment exist. The change in goodwill from $25,445 as of December 31, 2012 to $24,823 as of March 31, 2013 is a result of foreign currency translation.

Revenue Recognition. We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. We do not grant price protection or product return rights to our customers (other than for our OraQuick® In-Home HIV test, which we began to sell in the third quarter of 2012), except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

Our revenue practices with respect to the OraQuick® In-Home HIV test will initially be different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test is a new product for which we do not have a historical record of returns, we do not believe we can reasonably determine a return rate at this time. As a result, we do not recognize revenue when we ship to the retail trade. For these product shipments, we invoice the retailer or distributor, record deferred revenue at gross invoice sales price, and classify the cost basis of the product held by the retailer or distributor as a component of inventory. Initially, we will only recognize revenue upon the consummation of a sale by the retailer or distributor either in a store or over the internet. We expect to apply a more traditional revenue recognition policy, such that revenue is recognized following shipment to the retailers or distributors, when we believe we have sufficient data to develop a reasonable estimate of the level of expected returns.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenue less customer allowances, including estimates for cooperative advertising, cash discounts and other allowances. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations. These allowances are established by management as our best estimate based on available information and are adjusted to reflect known changes in the factors that impact those estimates.

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

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue and when shipments of our OraQuick® In-Home HIV test are made to the retailers or distributors who have product return rights. Deferred revenue as of March 31, 2013 and December 31, 2012 included customer prepayments of $2,210 and $1,880, respectively, as well as $3,401 and $3,700, respectively, related to the OraQuick® In-Home HIV test, representing the value of product held by those retailers or distributors having product return rights.

Customer and Vendor Concentrations. We had significant concentrations (greater than 10%) in accounts receivable as of March 31, 2013 and December 31, 2012. One of our customers, CVS Distribution, Inc., accounted for approximately 10% and 11% of our accounts receivable balances, respectively. We had no significant concentrations (greater than 10%) in revenues for the three months ended March 31, 2013 or 2012.

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

Loss Per Share. Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 5,997 and 6,441 shares were outstanding as of March 31, 2013 and 2012, respectively. As a result of our net losses for the three months ended March 31, 2013 and 2012, these shares were excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

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

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The ($1,125) and $1,106 currency translation adjustments recorded in the first three months of 2013 and 2012, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

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

Total compensation cost related to stock options for the three months ended March 31, 2013 and 2012 was $662 and $491, respectively. Net cash proceeds from the exercise of stock options were $301 and $2,162 for the three months ended March 31, 2013 and 2012, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from the stock option exercises during these periods.

The following table summarizes the stock option activity for the three months ended March 31, 2013:

Options
Outstanding on January 1, 2013	4,644
Granted	900
Exercised	(49)
Expired	(39)
Forfeited	(103)

Outstanding on March 31, 2013	5,353

Compensation cost of $732 and $701 related to restricted shares was recognized during the three months ended March 31, 2013 and 2012, respectively. In connection with the vesting of restricted shares, during the three months ended March 31, 2013 and 2012, 106 and 131 shares, respectively, with aggregate values of $743 and $1,452, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

The following table summarizes restricted stock award activity for the three months ended March 31, 2013:

Shares
Issued and unvested, January 1, 2013	670
Granted	307
Vested	(306)
Forfeited	(27)

Issued and unvested, March 31, 2013	644

4.	Accrued Expenses

	March 31, 2013	December 31, 2012
Payroll and related benefits	$2,637	$4,248
Royalties	2,114	1,948
Professional fees	596	413
Other	1,409	1,351

	$6,756	$7,960

5.	Income Taxes

During the three months ended March 31, 2013 and 2012, we recorded foreign deferred tax benefits of $410 and $521, respectively. These foreign deferred tax benefits are associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefits associated with DNAG were considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liabilities as of March 31, 2013 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of March 31, 2013 and December 31, 2012 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the three months ended March 31, 2013 or 2012.

6.	Commitments and Contingencies

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

7.	Business Segment Information

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery; and our molecular collection systems or “DNAG” business, which consists of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In the fourth quarter of 2012, OSUR began selling a product in the domestic OTC marketplace. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the academic research market, consisting of research laboratories, universities and hospitals, as well as products sold into the commercial market consisting of companies and other entities engaged in clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing.

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

The following table summarizes segment information for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net revenues:
OSUR	$17,232	$17,646
DNAG	3,932	3,298

Total	$21,164	$20,944

Operating loss:
OSUR	$(10,040)	$(2,748)
DNAG	(549)	(904)

Total	$(10,589)	$(3,652)

Depreciation and amortization:
OSUR	$777	$889
DNAG	825	920

Total	$1,602	$1,809

Capital expenditures:
OSUR	$243	$267
DNAG	237	39

Total	$480	$306

	March 31, 2013	December 31, 2012
Total assets:
OSUR	$129,187	$137,544
DNAG	52,849	54,181

Total	$182,036	$191,725

Our products are sold principally in the United States, Canada and Europe.

The following table represents total revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2013	2012
United States	$16,040	$15,636
Europe	2,846	2,798
Other regions	2,278	2,510

	$21,164	$20,944

The following table represents total long-lived assets by geographic area:

	March 31, 2013	December 31, 2012
United States	$17,484	$17,868
Canada	740	589
Other regions	73	89

	$18,297	$18,546

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/loss per share, net income (loss), expenses, cash flow or other financial performance or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through an internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; failure of distributors or other customers to meet purchase forecasts or minimum purchase requirements for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; ability to integrate and realize the full benefits of the Company’s acquisition of DNA Genotek; ability of DNA Genotek to achieve its financial and strategic objectives; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of the economic downturn, high unemployment and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products, including the OraQuick® In-Home HIV test; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance, extended shelf life or other factors; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of our stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2012, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

The following discussion should be read in conjunction with our consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below.

Overview

We are a leader in the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. In September 2012, we began selling our OraQuick® In-Home HIV test, the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail market. We also manufacture and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. One of our cryosurgery products is sold in the OTC market in North America, Europe, Central and South America, and Australia. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities.

Current Consolidated Financial Results

During the three months ended March 31, 2013, our consolidated net revenues were $21.2 million compared to $20.9 million in the three months ended March 31, 2012. Net product revenues during the three months ended March 31, 2013 increased 6% when compared to the first quarter of 2012 primarily due to increased sales of our OraQuick® In-Home HIV test and higher sales from our molecular collection systems business. Licensing and product development revenues for the first three months of 2013 decreased 83% primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck & Co., Inc. (“Merck”). No similar payment was received during the first quarter of 2013. The collaboration agreement with Merck has since been terminated.

Our consolidated net loss for the three months ended March 31, 2013 was $10.2 million, or $0.18 per share, compared to a net loss of $3.3 million, or $0.07 per share, for the three months ended March 31, 2012. The first quarter of 2013 included $6.9 million in promotional and advertising expenses associated with commercialization of our new OraQuick® In-Home HIV test. The first quarter of 2012 included $1.0 million of similar expenses.

Cash used in operating activities for the three months ended March 31, 2013 was $7.7 million, compared to the $1.4 million used during the three months ended March 31, 2012. As of March 31, 2013, we had $79.3 million in cash compared to $87.9 million at December 31, 2012.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. One example is the Patient Protection and Affordable Care Act (“Affordable Care Act”), the Federal healthcare reform law enacted in 2010. The Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which will include domestic non-retail sales of some of our products. This new tax became effective in January 2013 and will negatively impact our gross margin.

Also, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending (often referred to as Federal sequestration) became effective on March 1, 2013. Although the full impact is uncertain, the spending cuts implemented under this new law could adversely affect our customers’ ability to purchase our products.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products, specimen collection devices, and medical devices used for the removal of benign skin lesions by cryosurgery; and our “DNAG” or molecular collection systems business, which consists of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the academic research market consisting of research laboratories, universities and hospitals, as well as products sold into the commercial market consisting of companies and other entities engaged in clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing.

Results of Operations

Three months ended March 31, 2013 compared to March 31, 2012

Consolidated Net Revenues

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenue from licensing and product development activities.

	Three Months Ended March 31,
	Dollars			Percentage of Total Revenues
	2013	2012	% Change	2013	2012
OSUR	$17,030	$16,440	4%	80%	78%
DNAG	3,932	3,298	19	19	16

Net product revenues	20,962	19,738	6	99	94
Licensing and product development	202	1,206	(83)	1	6

Net revenues	$21,164	$20,944	1%	100%	100%

Consolidated net revenues increased 1% to $21.2 million in the first quarter of 2013 from $20.9 million in the comparable quarter of 2012. Net product revenues increased 6% during the three months ended March 31, 2013 when compared to the first quarter of 2012, primarily as a result of the higher sales of our molecular collection systems, infectious disease testing, and substance abuse testing products. These increases were partially offset by lower sales of our cryosurgical systems and insurance risk assessment products. Licensing and product development revenues also decreased in the current quarter compared to prior year period primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 for the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. No similar payment was received in the first quarter of 2013.

Consolidated net revenues derived from products sold to customers outside the U.S. were $5.1 million and $5.3 million, or 24% and 25% of total net revenues, in the first quarters of 2013 and 2012, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Three Months Ended March 31,
	Dollars			Percentage of Total Revenues
Market	2013	2012	% Change	2013	2012
Infectious disease testing	$10,687	$9,776	9%	62%	55%
Substance abuse testing	2,249	2,087	8	13	12
Cryosurgical systems	3,085	3,478	(11)	18	20
Insurance risk assessment	1,009	1,099	(8)	6	6

Net product revenues	17,030	16,440	4	99	93
Licensing and product development	202	1,206	(83)	1	7

Net revenues	$17,232	$17,646	(2)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 9% to $10.7 million in the first quarter of 2013 from $9.8 million in the first quarter of 2012, primarily due to the inclusion of net sales of our OraQuick® In-Home HIV test which we began shipping to retail outlets at the end of September 2012.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during the first quarters of 2013 and 2012.

	Three Months Ended March 31,
Market	2013	2012	% Change
Domestic HIV	$7,672	$8,148	(6)%
International HIV	554	660	(16)
Domestic OTC HIV	1,442	—	N/A
Domestic HCV	428	536	(20)
International HCV	240	282	(15)

Net OraQuick® revenues	$10,336	$9,626	7%

During the first quarter of 2013, we recorded $1.5 million in gross revenues from sales of our OraQuick® In-Home HIV test to retail customers either in a store or over the internet. These revenues were partially offset by $109,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. OraQuick® In-Home HIV test revenues increased sequentially from the fourth quarter of 2012 during which we recorded $902,000 in gross revenues. Fourth quarter 2012 gross revenues were reduced by $356,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances.

Although consumer purchases of this product generally increased in the first quarter of 2013, we believe the rate of sales growth during this period was negatively impacted by certain retail execution issues, including retail outlets being out of stock at higher than expected levels and the decision by certain retail outlets to place the product behind the counter or otherwise place anti-theft restrictions on the product. We are currently working with retailers to address these issues.

Domestic OraQuick® HIV sales decreased 6% to $7.7 million for the three months ended March 31, 2013 from $8.1 million for the three months ended March 31, 2012. Roughly one-half of this reduction is due to a one-time purchase in the hospital market during the first quarter of 2012 with the remainder primarily caused by the timing of purchases by public health customers. International sales of our OraQuick® HIV test decreased 16% to $554,000 from $660,000 in the first quarter of 2012. This reduction was largely related to lower sales in Africa and Asia, partially offset by increases in Latin America and Europe.

Domestic OraQuick® HCV sales decreased to $428,000 in the first quarter 2013 from $536,000 in the first quarter of 2012, as a result of the timing of orders placed by certain large customers. While we believe our HCV product represents an opportunity for future sales growth, demand for our HCV product has been, and will likely continue to be, tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing. International sales of our OraQuick® HCV test decreased 15% to $240,000 in the first quarter 2013 from $282,000 in the first quarter of 2012, largely as a result of variability in the ordering patterns of our European customers.

Substance Abuse Testing Market

Net substance abuse testing revenues increased 8% to $2.2 million in the first quarter of 2013 from $2.1 million in the first quarter of 2012, primarily as a result of higher sales of our Intercept® drug testing system and a small increase in sales of our Q.E.D.® rapid point-of-care saliva alcohol test. The table below shows a breakdown of our total Intercept® revenues (dollars in thousands) generated in each market during the first quarters of 2013 and 2012.

	Three Months Ended March 31,
Market	2013	2012	% Change
Domestic	$1,274	$1,523	(16)%
International	388	46	743

Net Intercept® revenues	$1,662	$1,569	6%

Domestic Intercept® revenues decreased 16% to $1.3 million in the first quarter of 2013 from $1.5 million in the first quarter of 2012. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high throughput homogenous processing systems. As a result, by the end of 2012, this distributor had significantly reduced its purchases of our Intercept® product line. Intercept® sales to this distributor were $370,000 in the first quarter of 2012 compared to $15,000 in the first quarter of 2013.

International Intercept® revenues increased 743% to $388,000 in the first quarter of 2013 from $46,000 in 2012 largely due to sales to our UK distributor of $237,000 in the first quarter of 2013 compared to $16,000 in the first quarter of 2012. At the end of 2011, this distributor had higher than anticipated inventory levels which resulted in it making lower purchases during 2012.

In addition, in 2012, this UK distributor began selling its own competing oral specimen collection device which negatively impacted the sales of our product. We expect this distributor will continue to sell our Intercept® product to those customers who demand it.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 11% to $3.1 million in the first quarter of 2013, compared to $3.5 million in the same period of the prior year.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the first quarters of 2013 and 2012.

	Three Months Ended March 31,
Market	2013	2012	% Change
Professional domestic	$891	$1,371	(35)%
Professional international	348	287	21
Over-the-counter	1,846	1,820	1

Net cryosurgical systems revenues	$3,085	$3,478	(11)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 35% to $891,000 in the first quarter 2013, compared to $1.4 million in the first quarter of 2012. The decrease was the result of higher distributor purchases made in the fourth quarter of 2012 in anticipation of price increases implemented in early January 2013. During the three months ended March 31, 2013, international sales of Histofreezer® increased 21% to $348,000, compared to $287,000 in the same period of the prior year. Two of our large European distributors made purchases during the first quarter of 2013. These distributors did not make similar purchases in the same quarter of the prior year.

Sales of our OTC cryosurgical products during the first quarter of 2013 remained flat at $1.8 million when compared to the first quarter of 2012. Higher sales to our Latin American distributor, Genomma, were offset by lower sales to our European distributor, Reckitt Benckiser.

In the first quarter of 2013, Genomma purchased $769,000, compared to $633,000 during the first quarter of 2012 due to increased sales in Brazil and Argentina. Sales to Reckitt Benckiser decreased to $1.1 million in the first quarter of 2013 from $1.2 million in the first quarter of 2012 as a result of the timing of orders placed. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 8% to $1.0 million in the first quarter of 2013 from $1.1 million in the first quarter of 2012 as one of our laboratory distributors reduced purchases in the first quarter of 2013 in response to the ordering patterns of one of its large insurance customers.

Licensing and Product Development

Licensing and product development revenues decreased 83% to $202,000 in the first quarter of 2013 from $1.2 million in the first quarter of 2012. During the first quarter of 2012, we received a $1.0 million milestone payment as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in international markets. No similar milestone payment was received in the first quarter of 2013.

The remaining licensing revenues for these periods represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008. We will no longer receive royalties under this license after certain of our cryosurgical patents expire in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues primarily represent sales of our Oragene® product line which increased 19% to $3.7 million in the first quarter of 2013 from $3.1 million in the first quarter of 2012. Sales of Oragene® in the commercial market increased in the first quarter of 2013 due to a first time order placed by a new pain management customer as well as new orders received from an existing customer who did not purchase product in the same period of 2012. Sales to this returning customer are also expected to continue throughout 2013. Sales in the academic research market declined in the first quarter of 2013 when compared to the first quarter of 2012 due to continued constrained research funding, primarily in North America.

Consolidated Operating Results

Consolidated gross margin was 57% for the first quarter of 2013 compared to 66% for the first quarter of 2012, primarily due to a decline in gross margin experienced by our OSUR segment.

Consolidated operating loss increased $6.9 million to $10.6 million in the first quarter of 2013, compared to $3.7 million in the first quarter of 2012. The increased loss was primarily the result of higher sales and marketing expenses associated with the commercialization of our OraQuick® In-Home HIV test.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 54% in the first quarter of 2013 compared to 65% in the first quarter of 2012. OSUR’s 2013 margin was negatively impacted by a number of items, including a lower-margin product mix experienced in the first quarter of 2013, the absence of the $1.0 million HCV milestone payment received from Merck in the first quarter of 2012, an increase in lateral flow patent royalties on sales of our OraQuick® product pursuant to a 2009 litigation settlement, and an increase in scrap, spoilage and unabsorbed labor and overhead costs as a result of production issues that were identified and corrected during the first quarter of 2013.

Research and development expenses remained flat at $2.7 million for both the first quarters of 2013 and 2012.

Sales and marketing expenses increased 92% to $12.1 million in the first quarter of 2013 from $6.3 million in the first quarter of 2012. This increase was primarily the result of higher spending associated with advertising and promotional activities for our OraQuick® In-Home HIV test. During the quarter, we launched the “Make Knowing Your Thing Today” campaign with assistance from Earvin “Magic” Johnson and we increased the use of radio, television, internet and print advertising. Advertising and promotional costs for this product were $6.9 million in the first quarter of 2013, compared to $1.0 million in the first quarter of 2012.

General and administrative expenses decreased 13% to $4.6 million in the first quarter of 2013 from $5.3 million in the first quarter of 2012 due to lower spending on legal and consulting services.

All the above contributed to OSUR’s operating loss of $10.0 million, which included non-cash charges of $777,000 for depreciation and amortization expense and $1.4 million of stock-based compensation expense.

DNAG Segment

DNAG’s gross margin remained flat at 67% in both the first quarters of 2013 and 2012.

Research and development expenses decreased to $622,000 in the first quarter of 2013 from $772,000 in the first quarter of 2012 due to lower staffing expenses. Sales and marketing expenses increased 13% to $1.8 million in the first quarter of 2013 from $1.6 million in the comparable period of 2012 due to higher sales commission expense. General and administrative expense remained relatively flat at $785,000 in the first quarter of 2013 as compared to $773,000 in the first quarter of 2012.

All of the above contributed to DNAG’s first quarter 2013 operating loss of $549,000, which included non-cash charges of $825,000 for depreciation and amortization expense and $53,000 of stock-based compensation expense.

Consolidated Income Taxes

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in the first quarter of 2013. A Canadian income tax benefit of $410,000 and $521,000 was recorded in the first quarter of 2013 and 2012, respectively, which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The Canadian income tax benefit is considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(In thousands)
Cash	$79,276	$87,888
Working capital	94,897	103,483

Our cash decreased $8.6 million to $79.3 million at March 31, 2013 from $87.9 million at December 31, 2012. Our working capital also decreased to $94.9 million at March 31, 2013 from $103.5 million at December 31, 2012.

During the first quarter of 2013, we used $7.7 million in cash to finance our operating activities. Our net loss of $10.2 million and deferred income tax benefit of $410,000 were partially offset by non-cash stock-based compensation expense of $1.4 million and depreciation and amortization expense of $1.6 million. Additional uses of cash in operating activities included a $1.5 million increase in prepaid expenses primarily related to the pre-payment of our aggregate annual medical insurance premium in the first quarter, a $989,000 decrease in accrued expenses and other liabilities associated with payment of our 2012 royalty obligations, management incentive bonuses and certain year-end accruals, and a $312,000 increase in raw material inventory. Offsetting these uses of cash were a $512,000 decrease in accounts receivable resulting from the collection of outstanding balances due at the end of 2012 and a $2.3 million increase in accounts payable primarily related to advertising and promotional expenses associated with our OraQuick® In-Home HIV test.

We used a total of $480,000 in investing activities during the first three months of 2013 to acquire property and equipment.

Net cash used in financing activities was $442,000 for the three months ended March 31, 2013, which primarily resulted from the use of $743,000 for the repurchase of common stock related to the vesting of restricted shares offset by $301,000 in proceeds received from the exercise of stock options.

Our current cash balance is expected to be sufficient to fund our current operating and capital needs through at least the next twelve months. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the timing and amount of promotional costs for our products including our OraQuick® In-Home HIV test, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the ongoing economic downturn and other factors.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2012 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our 2012 Annual Report on Form 10-K filed with the SEC. During the first three months of 2013, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of March 31, 2013, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada, Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 5.7% of our total revenues for the three months ended March 31, 2013 (including revenues from DNAG). We expect the DNAG business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, we retired 106,419 shares of our common stock to satisfy minimum tax withholding obligations at an average price paid per share of $6.98.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: May 9, 2013	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: May 9, 2013	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Description of the OraSure Technologies, Inc. 2013 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

10.2	Description of the OraSure Technologies, Inc. Long-Term Incentive Plan, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.