Form 10-Q
period 2013-06-30
ORASURE TECHNOLOGIES INC
filed 2013-08-08
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 5, 2013: 55,591,658 shares.

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$76,964	$87,888
Accounts receivable, net of allowance for doubtful accounts of $204 and $285	15,355	17,545
Inventories	12,497	12,758
Prepaid expenses	2,520	1,719
Other current assets	365	493

Total current assets	107,701	120,403
PROPERTY AND EQUIPMENT, net	18,138	18,546
INTANGIBLE ASSETS, net	24,159	27,207
GOODWILL	24,017	25,445
OTHER ASSETS	410	124

	$174,425	$191,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,381	$3,380
Deferred revenue	4,400	5,580
Accrued expenses	8,196	7,960

Total current liabilities	15,977	16,920

OTHER LIABILITIES	383	89

DEFERRED INCOME TAXES	3,511	4,401

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,590 and 55,281 shares issued and outstanding	—	—
Additional paid-in capital	335,857	333,522
Accumulated other comprehensive loss	(3,251)	(666)
Accumulated deficit	(178,052)	(162,541)

Total stockholders’ equity	154,554	170,315

	$174,425	$191,725

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET REVENUES:
Product	$24,063	$22,339	$45,025	$42,077
Licensing and product development	274	277	476	1,483

	24,337	22,616	45,501	43,560
COST OF PRODUCTS SOLD	9,838	7,917	18,973	15,129

Gross profit	14,499	14,699	26,528	28,431

OPERATING EXPENSES:
Research and development	2,693	3,113	6,050	6,556
Sales and marketing	12,369	9,014	26,243	16,888
General and administrative	5,013	6,112	10,400	12,178

	20,075	18,239	42,693	35,622

Operating loss	(5,576)	(3,540)	(16,165)	(7,191)
INTEREST EXPENSE	—	(74)	—	(149)
OTHER INCOME (EXPENSE)	42	(39)	(5)	(85)

Loss before income taxes	(5,534)	(3,653)	(16,170)	(7,425)
INCOME TAX BENEFIT	(249)	(91)	(659)	(611)

NET LOSS	$(5,285)	$(3,562)	$(15,511)	$(6,814)

LOSS PER SHARE:
BASIC	$(0.10)	$(0.07)	$(0.28)	$(0.14)

DILUTED	$(0.10)	$(0.07)	$(0.28)	$(0.14)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	55,559	48,235	55,504	48,021

DILUTED	55,559	48,235	55,504	48,021

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET LOSS	$(5,285)	$(3,562)	$(15,511)	$(6,814)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(1,460)	(860)	(2,585)	246

Other comprehensive income (loss)	(1,460)	(860)	(2,585)	246
COMPREHENSIVE LOSS	$(6,745)	$(4,422)	$(18,096)	$(6,568)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(15,511)	$(6,814)
Adjustments to reconcile net loss to net cash used inoperating activities:
Stock-based compensation	2,835	2,521
Depreciation and amortization	3,221	3,614
Deferred income taxes	(659)	(611)
Changes in assets and liabilities
Accounts receivable	2,030	1,764
Inventories	229	(1,401)
Prepaid expenses and other assets	(977)	(476)
Accounts payable	40	151
Deferred revenue	(1,165)	243
Accrued expenses and other liabilities	679	(1,287)

Net cash used in operating activities	(9,278)	(2,296)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,092)	(730)

Net cash used in investing activities	(1,092)	(730)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(250)
Proceeds from exercise of stock options	301	4,130
Repurchase of common stock	(801)	(1,486)

Net cash (used in) provided by financing activities	(500)	2,394

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(54)	27
NET DECREASE IN CASH	(10,924)	(605)
CASH, BEGINNING OF PERIOD	87,888	23,878

CASH, END OF PERIOD	$76,964	$23,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$152
Income taxes	$28	$20

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations expected for the full year.

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

Fair Value of Financial Instruments. As of June 30, 2013, the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

Effective January 3, 2012, we implemented a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of June 30, 2013 and December 31, 2012 was $383 and $89, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2013	December 31, 2012
Raw materials	$6,973	$6,777
Work in process	420	393
Finished goods	5,104	5,588

	$12,497	$12,758

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold or otherwise disposed of, the related property amounts are removed from the accounts, and any gain or loss is recorded in the consolidated statement of operations. Accumulated depreciation of property and equipment as of June 30, 2013 and December 31, 2012 was $26,871 and $25,846, respectively.

Intangible Assets. Intangible assets consist of the following:

		June 30, 2013
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$11,912	$(2,149)	$9,763
Patents and product rights	3-10	10,449	(7,196)	3,253
Acquired technology	7	9,252	(2,349)	6,903
Tradename	15	4,566	(569)	3,997
Non-compete agreements	1-3	795	(552)	243

		$36,974	$(12,815)	$24,159

		December 31, 2012
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$12,619	$(1,673)	$10,946
Patents and product rights	3-10	10,449	(6,926)	3,523
Acquired technology	7	9,802	(1,829)	7,973
Tradename	15	4,837	(443)	4,394
Non-compete agreements	1-3	842	(471)	371

		$38,550	$(11,342)	$27,207

Goodwill. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisition of DNAG in August 2011. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is required. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with their respective carrying values.

We performed our most recent annual impairment test for goodwill as of July 31, 2012 and determined there was no impairment. Our assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179) of approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

As of June 30, 2013, we believe no indicators of impairment exist. We are in the process of completing our annual impairment assessment as of July 31, 2013. The change in goodwill from $25,445 as of December 31, 2012 to $24,017 as of June 30, 2013 is a result of foreign currency translation.

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

Our revenue practices with respect to the OraQuick® In-Home HIV test initially will be different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test is a new product for which we do not have a historical record of returns, we do not believe we can reasonably determine a return rate at this time. As a result, we do not recognize revenue when we ship to the retail trade. For these product shipments, we invoice the retailer or distributor, record deferred revenue at gross invoice sales price, and classify the cost basis of the product held by the retailer or distributor as a component of inventory. Initially, we will recognize revenue upon the consummation of a sale by the retailer or distributor either in a store or over the internet. We expect to apply a more traditional revenue recognition policy, under which revenue is recognized upon shipment to the retailers or distributors, when we believe we have sufficient data to develop a reasonable estimate of the level of expected returns.

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

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue and when shipments of our OraQuick® In-Home HIV test are made to the retailers or distributors who have product return rights. Deferred revenue as of June 30, 2013 and December 31, 2012 included customer prepayments of $1,660 and $1,880, respectively, as well as $2,740 and $3,700, respectively, related to the OraQuick® In-Home HIV test, representing the estimated value of product held by those retailers or distributors having product return rights.

Customer and Vendor Concentrations. We had no significant concentrations (greater than 10%) in accounts receivable as of June 30, 2013. At December 31, 2012, one of our customers, CVS Distribution, Inc., accounted for approximately 11% of our accounts receivable balances. We had no significant concentrations (greater than 10%) in revenues for the three or six months ended June 30, 2013 or 2012.

We currently purchase certain products and critical components of our products from sole-supply vendors, and if these vendors are unable or unwilling to supply the required components and products, we could be subject to increased costs and substantial delays in the delivery of our products to our customers. Also, our subsidiary, DNAG, uses two third-party suppliers to manufacture its products. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Loss Per Share. Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 6,011 and 6,212 shares were outstanding as of June 30, 2013 and 2012, respectively. As a result of our net losses for the three and six months ended June 30, 2013 and 2012, these shares were excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

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

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The ($2,585) and $246 currency translation adjustments recorded in the first six months of 2013 and 2012, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

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

Total compensation cost related to stock options for the six months ended June 30, 2013 and 2012 was $1,363 and $1,074, respectively. Net cash proceeds from the exercise of stock options were $301 and $4,130 for the six months ended June 30, 2013 and 2012, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from the stock option exercises during these periods.

Compensation cost of $1,472 and $1,447 related to restricted shares was recognized during the six months ended June 30, 2013 and 2012, respectively. In connection with the vesting of restricted shares, during the six months ended June 30, 2013 and 2012, 120 and 134 shares, respectively, with aggregate values of $801 and $1,486, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

4. Accrued Expenses

	June 30, 2013	December 31, 2012
Payroll and related benefits	$3,761	$4,248
Royalties	2,599	1,948
Professional fees	498	413
Other	1,338	1,351

	$8,196	$7,960

5. Income Taxes

During the three months ended June 30, 2013 and 2012, we recorded foreign deferred tax benefits of $249 and $91, respectively. During the six months ended June 30, 2013 and 2012, we recorded foreign deferred tax benefits of $659 and $611, respectively. These foreign deferred tax benefits are associated with DNAG’s loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefits associated with DNAG were considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG. The income tax benefit recorded in the second quarter of 2012 was negatively impacted by an adjustment to DNAG’s deferred tax liability to reflect a change in the enacted Canadian provincial tax rates.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liabilities as of June 30, 2013 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of June 30, 2013 and December 31, 2012 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the three and six months ended June 30, 2013 and 2012.

6. Commitments and Contingencies

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

7. Business Segment Information

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery; and our molecular collection systems or “DNAG” business, which consists of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In the fourth quarter of 2012, OSUR began selling a rapid HIV test in the domestic OTC marketplace. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the commercial market consisting of companies and other entities engaged in clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing, as well as, products sold into the academic research market, consisting of research laboratories, universities and hospitals.

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

The following table summarizes segment information for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
OSUR	$19,683	$19,275	$36,915	$36,921
DNAG	4,654	3,341	8,586	6,639

Total	$24,337	$22,616	$45,501	$43,560

Operating loss:
OSUR	$(5,456)	$(2,538)	$(15,496)	$(5,286)
DNAG	(120)	(1,002)	(669)	(1,905)

Total	$(5,576)	$(3,540)	$(16,165)	$(7,191)

Depreciation and amortization:
OSUR	$797	$908	$1,574	$1,797
DNAG	822	897	1,647	1,817

Total	$1,619	$1,805	$3,221	$3,614

Capital expenditures:
OSUR	$484	$380	$727	$647
DNAG	128	44	365	83

Total	$612	$424	$1,092	$730

	June 30, 2013	December 31, 2012
Total assets:
OSUR	$123,527	$137,544
DNAG	50,898	54,181

Total	$174,425	$191,725

Our products are sold principally in the United States, Canada and Europe.

The following table represents total revenues by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$18,959	$16,895	$34,999	$32,531
Europe	2,438	2,732	5,284	5,529
Other regions	2,940	2,989	5,218	5,500

	$24,337	$22,616	$45,501	$43,560

The following table represents total long-lived assets by geographic area:

	June 30, 2013	December 31, 2012
United States	$17,319	$17,868
Canada	759	589
Other regions	60	89

	$18,138	$18,546

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. In September 2012, we began selling our OraQuick® In-Home HIV test, the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail market. We also manufacture and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the academic research, clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. One of our cryosurgery products is sold in the OTC market in North America, Europe, Central and South America, and Australia. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities.

Current Consolidated Financial Results

During the six months ended June 30, 2013, our consolidated net revenues were $45.5 million compared to $43.6 million in the six months ended June 30, 2012. Net product revenues during the six months ended June 30, 2013 increased 7% when compared to the first six months of 2012, primarily due to sales of our OraQuick® In-Home HIV test, which was not commercially launched until the third quarter of 2012, and higher sales from our molecular collection systems business. Licensing and product development revenues for the first six months of 2013 decreased 68% primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck & Co., Inc. (“Merck”). No similar payment was received during 2013 because the collaboration agreement with Merck has been terminated.

Our consolidated net loss for the six months ended June 30, 2013 was $15.5 million, or $0.28 per share, compared to a net loss of $6.8 million, or $0.14 per share, for the six months ended June 30, 2012. The first six months of 2013 included $12.3 million in promotional and advertising expenses associated with commercialization of our new OraQuick® In-Home HIV test. The first six months of 2012 included $2.9 million of similar expenses.

Cash used in operating activities for the six months ended June 30, 2013 was $9.3 million, compared to the $2.3 million used during the six months ended June 30, 2012. As of June 30, 2013, we had $77.0 million in cash compared to $87.9 million at December 31, 2012.

Recent Developments

In June 2013, the U.S. Preventive Services Task Force (“USPSTF”) issued new recommendations giving HCV screening for both at-risk individuals and individuals born between 1945 and 1965 a ‘B’ grade. Under the Patient Protection and Affordable Care Act, preventive services that have received an “A” or “B” grade from the USPSTF should be covered by insurance policies without cost-sharing. These recommendations will become effective in 2014 and are expected to have a positive impact on testing for HCV over time, including with our OraQuick® HCV rapid antibody test.

Economic Outlook

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

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending (often referred to as Federal sequestration) became effective on March 1, 2013. Although the full impact is uncertain, the spending cuts implemented under this new law will adversely affect the ability of certain of our customers to purchase products.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid and other diagnostic products, specimen collection devices, and medical devices used for the removal of benign skin lesions by cryosurgery; and our “DNAG” or molecular collection systems business, which consists of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the academic research market consisting of research laboratories, universities and hospitals, as well as products sold into the commercial market consisting of companies and other entities engaged in clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing.

Results of Operations

Three months ended June 30, 2013 compared to June 30, 2012

Consolidated Net Revenues

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenue from licensing and product development activities for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	Dollars			Percentage of Total Revenues
	2013	2012	% Change	2013	2012
OSUR	$19,408	$18,998	2%	80%	84%
DNAG	4,655	3,341	39	19	15

Net product revenues	24,063	22,339	8	99	99
Licensing and product development	274	277	(1)	1	1

Net revenues	$24,337	$22,616	8%	100%	100%

Consolidated net revenues increased 8% to $24.3 million in the second quarter of 2013 from $22.6 million in the comparable period of 2012, primarily as a result of higher sales of our molecular collection systems and infectious disease testing products. These increases were partially offset by lower sales of our cryosurgical systems, substance abuse testing, and insurance risk assessment products. Licensing and product development revenues remained relatively flat.

Consolidated net revenues derived from products sold to customers outside the U.S. were $5.4 million and $5.7 million, or 22% and 25% of total net revenues, in the second quarters of 2013 and 2012, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Three Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2013	2012	% Change	2013	2012
Infectious disease testing	$11,965	$10,387	15%	61%	55%
Substance abuse testing	2,113	2,888	(27)	11	15
Cryosurgical systems	4,177	4,503	(7)	21	23
Insurance risk assessment	1,153	1,220	(5)	6	6

Net product revenues	19,408	18,998	2	99	99
Licensing and product development	274	277	(1)	1	1

Net revenues	$19,682	$19,275	2%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 15% to $12.0 million in the second quarter of 2013 from $10.4 million in the second quarter of 2012, primarily due to the inclusion of net sales of our OraQuick® In-Home HIV test which we began shipping to retail outlets at the end of September 2012.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during the second quarters of 2013 and 2012.

	Three Months Ended June 30,
Market	2013	2012	% Change
Domestic HIV	$8,088	$8,432	(4)%
International HIV	745	744	—
Domestic OTC HIV	1,993	—	N/A
Domestic HCV	690	742	(7)
International HCV	247	212	17

Net OraQuick® revenues	$11,763	$10,130	16%

Domestic OraQuick® HIV sales decreased 4% to $8.1 million for the three months ended June 30, 2013 from $8.4 million for the three months ended June 30, 2012. This decrease was due to timing of customer purchases and reductions in government funding. We expect that sales of our professional HIV product will continue to be challenged by ongoing reductions in government funding, a shift to automated laboratory-based blood tests, and increasing price competition in the professional diagnostic marketplace. International sales of our OraQuick® HIV test during the second quarter of 2013 remained flat when compared to the comparable quarter of 2012.

During the second quarter of 2013, we recorded $2.1 million in gross revenues from sales of our OraQuick® In-Home HIV test. These revenues were partially offset by $133,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. Second quarter sales reflect retail customer purchases either in a store or over the internet and also include approximately $255,000 of direct sales to certain public health customers. We anticipate that some health entities may choose to use a portion of their funding to purchase our over-the-counter product in lieu of our or a competitor’s professional rapid HIV testing product.

Total OraQuick® HCV sales decreased 2% to $937,000 in the second quarter 2013 from $954,000 in the second quarter of 2012, primarily as a result of variability in customer ordering patterns. We believe our HCV product represents an opportunity for future sales growth, especially as new therapies for treating HVC come to market. However, demand for our HCV product has been, and will likely continue to be, tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing.

Substance Abuse Testing Market

Sales to the substance abuse testing market decreased 27% to $2.1 million in the second quarter of 2013 from $2.9 million in the second quarter of 2012, primarily as a result of lower sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during the second quarters of 2013 and 2012.

	Three Months Ended June 30,
Market	2013	2012	% Change
Domestic	$1,342	$1,958	(31)%
International	98	291	(66)

Net Intercept® revenues	$1,440	$2,249	(36)%

Domestic Intercept® sales decreased 31% to $1.3 million in the second quarter of 2013 from $2.0 million in the second quarter of 2012. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high throughput homogenous processing systems. As a result, by the end of 2012, this distributor had significantly reduced its purchases of our Intercept® product line. Intercept® sales to this distributor were $686,000 in the second quarter of 2012 compared to $17,000 in the second quarter of 2013.

International Intercept® sales decreased 66% to $98,000 in the second quarter of 2013 from $291,000 in 2012 largely due to lower purchases by our UK distributor, which totaled $46,000 in the second quarter of 2013 compared to $272,000 in the second quarter of 2012. In 2012, this UK distributor began selling its own competing oral specimen collection device and is expected to reduce its purchases of our product in future periods.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 7% to $4.2 million in the second quarter of 2013, compared to $4.5 million in the same period of the prior year. Lower sales of our cryosurgical products in the professional or physicians’ office market were partially offset by higher international OTC sales.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the second quarters of 2013 and 2012.

	Three Months Ended June 30,
Market	2013	2012	% Change
Professional domestic	$1,497	$1,944	(23)%
Professional international	257	371	(31)
Over-the-counter	2,423	2,188	11

Net cryosurgical systems revenues	$4,177	$4,503	(7)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 23% to $1.5 million in the second quarter 2013, compared to $1.9 million in the second quarter of 2012. The decrease was the result of higher distributor purchases made in the fourth quarter of 2012 in anticipation of price increases implemented in early January 2013 as well as a decline in sales to the military during the current quarter as a result of the U.S. withdrawal of troops overseas. During the three months ended June 30, 2013, international sales of Histofreezer® decreased 31% to $257,000, compared to $371,000 in the same period of the prior year, primarily due to the variability in distributor ordering patterns.

Sales of our OTC cryosurgical products during the second quarter of 2013 increased 11% to $2.4 million compared to $2.2 million in the second quarter of 2012, largely due to higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser.

In the second quarter of 2013, Genomma purchased $1.2 million, compared to $1.1 million during the second quarter of 2012 due to increased demand in Brazil and Argentina. Sales to Reckitt Benckiser increased to $1.2 million in the second quarter of 2013 from $1.0 million in the second quarter of 2012 as a result of the timing of orders placed. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market remained flat at $1.2 million for both the second quarters of 2013 and 2012.

Licensing and Product Development

Licensing and product development revenues also remained relatively flat at $274,000 in the second quarter of 2013 compared to $277,000 in the second quarter of 2012. Licensing revenues for these periods represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008. We will stop receiving royalties under this license after certain of our cryosurgical patents expire in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 39% to $4.7 million in the second quarter of 2013 from $3.3 million in the second quarter of 2012. Sales of Oragene® in the commercial market increased in the second quarter of 2013 due to new orders received from an existing customer who did not purchase product in the same period of 2012. Sales to this returning customer are expected to continue throughout 2013. Sales in the academic research market declined in the second quarter of 2013 when compared to the second quarter of 2012 due to continued constrained research funding, primarily in North America.

Consolidated Operating Results

Consolidated gross margin was 60% for the second quarter of 2013 compared to 65% for the second quarter of 2012. This decrease was largely due to higher royalty expense and an unfavorable change in product mix.

Consolidated operating loss for the second quarter of 2013 was $5.6 million, a $2.0 million increase from the $3.5 million operating loss reported in the second quarter of 2012. This increase was primarily the result of higher sales and marketing expenses associated with the commercialization of our OraQuick® In-Home HIV test.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 59% in the second quarter of 2013 compared to 65% in the second quarter of 2012. OSUR’s 2013 margin was negatively impacted by an increase in lateral flow patent royalties on sales of our OraQuick® HIV products and a lower-margin product mix experienced in the second quarter of 2013. The change in product mix primarily reflected lower sales of our higher-margin professional cryosurgical products and increased sales of our lower-margin OTC cryosurgical products.

Research and development expenses decreased 16% to $2.0 million in the second quarter of 2013 from $2.4 million in the second quarter of 2012 largely due to lower staffing costs, supplies and prototype expenses.

Sales and marketing expenses increased 47% to $10.7 million in the second quarter of 2013 from $7.3 million in the second quarter of 2012. This increase was primarily the result of higher spending associated with advertising and promotional activities for our OraQuick® In-Home HIV test. During the current quarter, we launched a multi-city promotional campaign to encourage people to get tested for HIV. We also increased our use of radio, television, print and digital advertising. Advertising and promotional costs for our OraQuick® In-Home HIV test were $5.4 million in the second quarter of 2013, compared to $1.6 million in the second quarter of 2012.

General and administrative expenses decreased 19% to $4.3 million in the second quarter of 2013 from $5.3 million in the second quarter of 2012 due to lower spending on legal and consulting services.

All of the above contributed to OSUR’s operating loss of $5.5 million, which included non-cash charges of $797,000 for depreciation and amortization and $1.4 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 62% in the second quarter of 2013 compared to 67% in the second quarter of 2012. This decrease was primarily the result of increased sales to a lower margin commercial customer.

DNAG operating expenses decreased slightly to $3.0 million in the second quarter of 2013 from $3.2 million in the second quarter of 2012. Research and development expenses decreased to $655,000 in the second quarter of 2013 from $700,000 in the second quarter of 2012 due to lower staffing expenses. Sales and marketing expenses decreased to $1.7 million in the second quarter of 2013 from $1.8 million in the second quarter of 2012 also due to lower staffing expenses. General and administrative expenses decreased to $704,000 in the second quarter of 2013 from $788,000 in the second quarter of 2012 due to lower consulting costs.

All of the above contributed to DNAG’s second quarter 2013 operating loss of $120,000, which included non-cash charges of $823,000 for depreciation and amortization and $61,000 for stock-based compensation.

Consolidated Income Taxes

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in the second quarter of 2013 or 2012. A Canadian income tax benefit of $249,000 and $91,000 was recorded in the second quarter of 2013 and 2012, respectively, which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The Canadian income tax benefit is considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Six months ended June 30, 2013 compared to June 30, 2012

Consolidated Net Revenues

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenue from licensing and product development activities for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	Dollars			Percentage of Total Revenues
	2013	2012	% Change	2013	2012
OSUR	$36,439	$35,439	3%	80%	82%
DNAG	8,586	6,638	29	19	15

Net product revenues	45,025	42,077	7	99	97
Licensing and product development	476	1,483	(68)	1	3

Net revenues	$45,501	$43,560	4%	100%	100%

Consolidated net revenues increased 4% to $45.5 million in the first half of 2013 from $43.6 million in the comparable period of 2012. Net product revenues increased 7% during the six months ended June 30, 2013 when compared to the first six months of 2012, primarily as a result of the higher sales of our molecular collection systems and infectious disease testing products. These increases were partially offset by lower sales of our cryosurgical systems, substance abuse testing, and insurance risk assessment products. Licensing and product development revenues also decreased in the current period compared to the prior year primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 for the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. No similar payment was received in 2013.

Consolidated net revenues derived from products sold to customers outside the U.S. were $10.5 million and $11.0 million, or 23% and 25% of total net revenues, during the six months ended June 30, 2013 and 2012, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Six Months Ended June 30,
	Dollars			Percentage of Total Revenues
Market	2013	2012	% Change	2013	2012
Infectious disease testing	$22,654	$20,164	12%	61%	55%
Substance abuse testing	4,362	4,974	(12)	12	13
Cryosurgical systems	7,261	7,981	(9)	20	22
Insurance risk assessment	2,162	2,320	(7)	6	6

Net product revenues	36,439	35,439	3%	99	96%
Licensing and product development	476	1,483	(68)	1	4

Net revenues	$36,915	$36,922	(0)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 12% to $22.7 million in the first half of 2013 from $20.2 million in the first half of 2012, primarily due to the inclusion of net sales of our OraQuick® In-Home HIV test which we began shipping to retail outlets at the end of September 2012.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Market	2013	2012	% Change
Domestic HIV	$15,761	$16,580	(5)%
International HIV	1,300	1,403	(7)
Domestic OTC HIV	3,435	—	N/A
Domestic HCV	1,119	1,279	(13)
International HCV	486	493	(1)

Net OraQuick® revenues	$22,101	$19,755	12%

Domestic OraQuick® HIV sales decreased 5% to $15.8 million for the six months ended June 30, 2013 from $16.6 million for the six months ended June 30, 2012. This decrease was due to timing of customer purchases, reductions in government funding, and a shift to automated laboratory-based blood tests. We expect that sales of our professional HIV product will continue to be challenged by these factors as well as increased price competition in the professional diagnostic marketplace. International sales of our OraQuick® HIV test decreased 7% to $1.3 million in the first half of 2013 from $1.4 million in the first half of 2012. This reduction was largely related to the timing of orders placed in Africa, partially offset by an increase in sales in Asia, Latin America and Europe.

During the first half of 2013, we recorded $3.7 million in gross revenues from sales of our OraQuick® In-Home HIV test. These revenues were partially offset by $242,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. Sales during the first six months of 2013 reflect retail customer purchases either in a store or over the internet and also include approximately $383,000 of direct sales to certain public health customers. We anticipate that some public health entities may choose to use a portion of their funding to purchase our over-the-counter product in lieu of our or a competitor’s professional rapid HIV testing product.

Total OraQuick® HCV sales decreased 9% to $1.6 million in the first half of 2013 from $1.8 million in the first half of 2012, primarily as a result of variability in customer ordering patterns. We believe our HCV product represents an opportunity for future sales growth, especially as new therapies for treating HCV come to market. However, demand for our HCV product has been, and will likely continue to be, tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing.

Substance Abuse Testing Market

Sales to substance abuse testing market decreased 12% to $4.4 million in the first six months of 2013 from $5.0 million in the first six months of 2012, primarily as a result of lower sales of our Intercept® drug testing system partially offset by an increase in sales of our Q.E.D.® rapid point-of-care saliva alcohol test. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Market	2013	2012	% Change
Domestic	$2,745	$3,482	(21)%
International	356	337	6

Net Intercept® revenues	$3,101	$3,819	(19)%

Domestic Intercept® sales decreased 21% to $2.7 million in the first half of 2013 from $3.5 million in the first half of 2012. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high throughput homogenous processing systems. As a result, by the end of 2012, this distributor had significantly reduced its purchases of our Intercept® product line. Intercept® sales to this distributor were $1.1 million in the first half of 2012 compared to $32,000 in the first half of 2013.

International Intercept® sales increased 6% to $356,000 in the first six months of 2013 from $337,000 in 2012 primarily due to a larger than expected order from one of our international distributors.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased 9% to $7.3 million in the first half of 2013, compared to $8.0 million in the same period of the prior year. Lower sales of our cryosurgical products in the professional or physicians’ office market were partially offset by higher international OTC sales.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Market	2013	2012	% Change
Professional domestic	$2,388	$3,316	(28)%
Professional international	605	657	(8)
Over-the-counter	4,268	4,008	6

Net cryosurgical systems revenues	$7,261	$7,981	(9)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 28% to $2.4 million in the first half of 2013, compared to $3.3 million in the first half of 2012. The decrease was the result of higher distributor purchases made in the fourth quarter of 2012 in anticipation of price increases implemented in early January 2013, a decline in sales to the military during the current period as a result of the U.S. withdrawal of troops overseas and variability in ordering patterns by our Canadian distributor. During the six months ended June 30, 2013, international sales of Histofreezer® decreased slightly to $605,000, compared to $657,000 in the same period of the prior year.

Sales of our OTC cryosurgical products during the first six months of 2013 increased 6% to $4.3 million compared to $4.0 million in the comparable period of the prior year, largely due to higher sales to our Latin American distributor, Genomma. In the first half of 2013, Genomma purchased $1.9 million, compared to $1.7 million during the first half of 2012 due to increased demand in Brazil and Argentina. Sales to our European distributor, Reckitt Benckiser, were flat at $2.2 million for the first six months of both 2013 and 2012. Our distribution contract with Reckitt Benckiser has expired and we are currently negotiating the final terms of the renewal of this agreement.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 7% to $2.2 million in the first half of 2013 from $2.3 million in the first half of 2012 as a result of stagnant growth in the domestic life insurance markets and a decline in testing in Canada.

Licensing and Product Development

Licensing and product development revenues decreased 68% to $476,000 in the first half of 2013 from $1.5 million in the first half of 2012. During the first quarter of 2012, we received a $1.0 million milestone payment as a result of our achievement of certain regulatory and commercial objectives pursuant to our collaboration agreement with Merck for the development and promotion of our OraQuick® rapid HCV test in international markets. No similar milestone payment was received during 2013 because the collaboration agreement with Merck has been terminated.

The remaining licensing revenues for these periods represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement executed in January 2008. We will stop receiving royalties under this license after certain of our cryosurgical patents expire in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 29% to $8.6 million in the first half of 2013 from $6.6 million in the first half of 2012. Sales of Oragene® in the commercial market increased in the first half of 2013 due to a first time order placed by a new pain management customer and new orders received from an existing customer who did not purchase product in the same period of 2012. Sales to this returning customer are expected to continue throughout 2013. Sales in the academic research market declined in the first six months of 2013 when compared to 2012 due to continued constrained research funding, primarily in North America.

Consolidated Operating Results

Consolidated gross margin was 58% for the first half of 2013 compared to 65% for the first half of 2012. This decrease was largely due to higher royalty expense, the absence of the $1.0 million HCV milestone payment, an unfavorable change in product mix and increased scrap and spoilage costs.

Consolidated operating loss for the first half of 2013 was $16.2 million, a $9.0 million increase from the $7.2 million operating loss reported in the first half of 2012. This increase was primarily the result of higher sales and marketing expenses associated with the commercialization of our OraQuick® In-Home HIV test.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 57% in the first half of 2013 compared to 65% in the first half of 2012. OSUR’s 2013 margin was negatively impacted by a number of items, including an increase in lateral flow patent royalties on sales of our OraQuick® HIV products, the absence of the $1.0 million HCV milestone payment received from Merck in the first quarter of 2012, a lower-margin product mix experienced in the first half of 2013, and an increase in scrap and spoilage costs as a result of production issues that were identified and corrected during the first quarter of 2013.

Research and development expenses decreased 6% to $4.8 million in the first half of 2013 from $5.1 million in the first half of 2012 largely due to lower staffing costs and prototype expenses.

Sales and marketing expenses increased 68% to $22.8 million in the first half of 2013 from $13.6 million in the first half of 2012. This increase was primarily the result of higher spending associated with advertising and promotional activities for our OraQuick® In-Home HIV test. During the first half of 2013, we launched two large promotional campaigns including one in association with Earvin “Magic” Johnson and another multi-city promotional campaign to encourage people to get tested for HIV. We also increased our use of radio, television, print and digital advertising. Advertising and promotional costs for our OraQuick® In-Home HIV test were $12.3 million in the first half of 2013, compared to $2.9 million in the first half of 2012.

General and administrative expenses decreased 16% to $8.9 million in the first half of 2013 from $10.6 million in the first half of 2012 due to lower spending on legal and consulting services, partially offset by higher staffing costs.

All of the above contributed to OSUR’s operating loss of $15.5 million, which included non-cash charges of $1.6 million for depreciation and amortization and $2.7 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 65% in the first half of 2013 compared to 67% in the first half of 2012. This decrease was primarily the result of increased sales to a lower margin commercial customer.

Research and development expenses decreased to $1.3 million in the first half of 2013 from $1.5 million in the first half of 2012 due to lower staffing costs. Sales and marketing expenses increased 4% to $3.5 million in the first half of 2013 from $3.3 million in the comparable period of 2012 due to higher sales commission expense and increased travel and entertainment costs. General and administrative expense remained relatively flat at $1.5 million in the first half of 2013 as compared to $1.6 million in the first half of 2012.

All of the above contributed to DNAG’s operating loss of $669,000, which included non-cash charges of $1.6 million for depreciation and amortization and $114,000 for stock-based compensation.

Consolidated Income Taxes

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in the first half of 2013 and 2012. A Canadian income tax benefit of $659,000 and $611,000 was recorded in the first six months of 2013 and 2012, respectively, which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The Canadian income tax benefit is considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
	(In thousands)
Cash	$76,964	$87,888
Working capital	91,724	103,483

Our cash decreased $10.9 million to $77.0 million at June 30, 2013 from $87.9 million at December 31, 2012. Our working capital also decreased to $91.7 million at June 30, 2013 from $103.5 million at December 31, 2012.

During the first six months of 2013, we used $9.3 million in cash to finance our operating activities. Our net loss of $15.5 million and deferred income tax benefit of $659,000 were partially offset by non-cash stock-based compensation expense of $2.8 million and depreciation and amortization expense of $3.2 million. Additional uses of cash in operating activities included a $1.2 million decrease in deferred revenue resulting from the recognition of previously deferred OraQuick® HIV OTC revenues and the realization of certain customer prepayments, and a $977,000 increase in prepaid expenses primarily related to the pre-payment of our aggregate annual medical insurance premium in the first quarter of 2013. Offsetting these uses of cash were a $2.0 million decrease in accounts receivable resulting from the collection of outstanding balances due at the end of 2012, a $679,000 decrease in accrued expenses and other liabilities associated with payment of our 2012 royalty obligations, management incentive bonuses and certain year-end accruals, and a $229,000 decrease in inventory.

We used a total of $1.1 million in investing activities during the first six months of 2013 to acquire property and equipment.

Net cash used in financing activities was $500,000 for the six months ended June 30, 2013, which resulted from the use of $801,000 for the repurchase of common stock related to the vesting of restricted shares offset by $301,000 in proceeds received from the exercise of stock options.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2012 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our 2012 Annual Report on Form 10-K filed with the SEC. During the first six months of 2013, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of June 30, 2013, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada, Europe and Africa, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 5% of our total revenues for the six months ended June 30, 2013 (including revenues from DNAG). We expect the DNAG business, for which the functional currency is the Canadian dollar, will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase as a result of this growth.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, we retired 13,251 shares of our common stock to satisfy minimum tax withholding obligations at an average price paid per share of $4.41.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

Date: August 8, 2013	/s/ Ronald H. Spair
Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2013	/s/ Mark L. Kuna
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