Form 10-K
period 2013-12-31
ORASURE TECHNOLOGIES INC
filed 2014-03-14
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-16537

ORASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4370966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 East First Street Bethlehem, Pennsylvania	18015
(Address of Principal Executive Offices)	(Zip Code)

(610) 882-1820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013): $212,516,664

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 7, 2014: 55,831,886 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our diagnostic products, the OraQuick® In-Home HIV Test, is the first and only rapid HIV test approved by the U.S. Food and Drug Administration (“FDA”) for sale in the over-the-counter (“OTC”) or consumer retail market in the United States. We also sell cryosurgical products to consumers in North America, Europe, Central and South America, and Australia.

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

Through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada, we manufacture and sell kits that are used to collect, stabilize, and store samples of genetic material for molecular testing in the consumer genetics, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization and transportation of DNA from human saliva. We serve customers in many countries worldwide, including many leading research universities and hospitals.

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

Products

The following is a summary of our principal products and their regulatory and commercial status:

Product	Description	Regulatory Status	Commercial Status

OraQuick ADVANCE® HIV-1/2	A rapid, point-of-care qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read in approximately 20 minutes.	Premarket approval (“PMA”) by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.	Marketed
		CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.	Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV- 1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use.	Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.	Marketed

Product	Description	Regulatory Status	Commercial Status

		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraSure QuickFlu™ Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash.	Marketed

OraSure®	Oral fluid collection device for the detection of antibodies to HIV-1 and for detection of cocaine and cotinine in an oral fluid sample in a laboratory setting.	PMA approved by FDA for use in detecting antibodies to HIV-1.	Marketed
		FDA 510(k) cleared for use in detecting cocaine and cotinine (an indicator of nicotine) in oral fluid.	Marketed
		CE marked and registered in various countries.	Marketed

Oragene®·DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for in vitro diagnostic use with FDA-cleared molecular tests.	Marketed

Oragene®·DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in Canada.	Marketed
Registered in various other countries.

Oragene®·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	Research use only product.	Marketed

Oragene®·RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed

Product	Description	Regulatory Status	Commercial Status

ORAcollect™	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in the U.S. and Canada.	Marketed
Registered in various other countries.

OMNIgene™·DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Performagene™· LIVESTOCK and Oragene®·ANIMAL	All-in-one systems for the collection, stabilization, transportation, and storage of livestock DNA from nasal samples.	Animal research use only.	Marketed

HEMAgene™· BUFFY COAT	Reagent for stabilizing DNA from Buffy Coat (blood) for ambient temperate transport and/or storage.	Research use only product.	Marketed

PrepITTM L2P	Reagent for extraction and preparations of DNA from saliva.	CE marked and registered in the U.S., Canada and various other countries.	Marketed

Intercept®	Oral fluid collection device for oral fluid drugs-of-abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with nine MICRO-PLATE DOA assays.	Marketed
		CE marked and registered in certain countries.	Marketed

MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays – FDA 510(k) cleared. Assays CE marked and registered in certain countries.	Marketed Marketed

Homogeneous DOA Assays	Homogeneous fully- automated oral fluid DOA assays jointly developed with Roche Diagnostics for use on oral fluid samples collected with Intercept® device.	FDA 510(k) cleared for use with PCP, opiates, cocaine, methamphetamines and amphetamines assays with Intercept® collection device.	Marketed

Product	Description	Regulatory Status	Commercial Status

Cryosurgical Systems – Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	FDA 510(k) cleared for nine types of skin lesions. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems – OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.	FDA 510(k) cleared for common and plantar warts.	Not Marketed
		Registered in Canada for warts and skin tags.	Marketed
		CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names.	Marketed
		CE marked for skin tags.	Not Marketed

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

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an over-the-counter version of our OraQuick ADVANCE® HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market in mid-2012. The In-Home Test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established a toll free, 24/7, 365-day per year customer call center to provide additional information and referral support for consumers.

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

OraSure QuickFlu™ Rapid Flu A&B Test

The OraSure QuickFlu™ rapid flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as ten minutes. This product is manufactured for us under an agreement with Princeton BioMeditech Corporation and is currently sold in certain U.S. markets.

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

DNAG products are available in several different configurations and contain proprietary chemical solutions that are optimized for the specific application for which each product is designed. Product physical design is focused on providing easy-to-use and reliable products for self or assisted collection of samples. For example, several of the Oragene® products require users to simply hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the lid of the container are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology results in high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

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

DNAG products historically have been sold primarily as Class I medical devices for use by research and academic institutions. DNAG received FDA 510(k) clearance for the Oragene®—Dx product in the first quarter of 2012. This clearance will enable the Oragene®—Dx product to be used with other FDA-cleared molecular diagnostic applications.

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® device is sold by us under the name Intercept®, and is used to collect OMT for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs-of-abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”)), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

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

In an effort to expand our Intercept® product line and meet the needs of our laboratory customers, we jointly developed with Roche Diagnostics a series of homogeneous fully-automated oral fluid drugs-of-abuse assays. These assays use Roche’s KIMs (kinetic interaction of micro-particles in solution) technology and are designed to run on various automated analyzers to allow oral fluid samples to be processed with the same efficiency currently achieved by our laboratory customers with urine-based drug tests.

We had experienced significant delays in completing the development of these assays with Roche, which led to an agreement to terminate the collaboration in late 2013. As part of this termination, Roche paid us $8.3 million and agreed to continue to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We have the right to stop the supply of assays prior to the end of this five-year period and could receive an additional payment from Roche of up to $5.5 million depending on how early in that five-year period the supply obligation is ended.

Concurrently with the Roche termination, we entered into a new agreement with Thermo Fisher Scientific (“Thermo Fisher”) for the development and supply of up to 12 homogeneous fully-automated oral fluid drugs-of-abuse assays. These assays are intended to replace the Roche assays and will be used with a new version of our Intercept® collection device. Under this new agreement, a NIDA-5 panel of assays is initially expected to be sold with our new Intercept® device in the domestic criminal justice and forensics markets beginning in the second half of 2014. Eventually, the parties expect to complete development of several more assays and obtain FDA 510(k) clearance and approvals in certain foreign countries. The assays will be optimized as needed to comply with new oral fluid guidelines expected to be issued by the Substance Abuse and Mental Health Services Administration (SAMHSA) for the federally-regulated market and certain other markets that follow Federal drug testing guidelines, none of which is currently served by OraSure.

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

Internationally, we sell an OTC cryosurgical product through our distributor Genomma Labs (“Genomma”), under the POINTTS tradename, in Mexico and a number of South and Central American countries. We also sell a CE marked cryosurgical wart removal product into the OTC footcare market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. We also sell OTC cryosurgical products for the treatment of both warts and skin tags to retailers in Canada on a private label basis.

Immunoassay Tests and Reagents

We develop and sell immunoassay tests in two formats, known as MICRO-PLATE and AUTO-LYTE®, to meet the specific needs of our customers.

In a MICRO-PLATE kit, the sample to be tested is placed into a small plastic receptacle, called a microwell, along with the reagents. The result of the test is determined by the color of the microwell upon completion of the reaction. Controlling the reaction involves the use of reagents by laboratory personnel. Test results are analyzed by any of a variety of commercially available laboratory instruments, which we may also provide to our laboratory customers. MICRO-PLATE tests can be performed on commonly used instruments and can detect drugs in urine, serum and sweat specimens. MICRO-PLATE tests are also used as part of the Intercept® product line to detect drugs-of-abuse in oral fluid specimens.

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

Research and Development

In 2013, our research and development activities focused primarily on development of a next generation Intercept® collection device and assessing initial feasibility of certain other products. From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $10.9 million in 2013, $12.4 million in 2012 and $18.4 million in 2011. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Revenues attributable to customers in the United States were $77.2 million, $67.5 million and $67.6 million in 2013, 2012 and 2011, respectively. Revenues attributable to international customers amounted to $21.7 million, $20.3 million and $14.2 million, or 22%, 23% and 17% of our total revenues, in 2013, 2012 and 2011, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 11 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing - Professional

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

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in Europe and other countries through distributors.

We have distribution rights to an FDA 510(k) cleared rapid flu A&B test, which we market under our proprietary OraSure QuickFlu™ tradename. Under our agreement with the supplier of this product, we are permitted to sell this product into the U.S. hospital and public health markets.

Infectious Disease Testing - OTC

We sell our OraQuick® In-Home test in the U.S. retail or consumer market. Retailers carrying the product include CVS, Walgreens, Rite Aid, Wal-Mart and Kroger. The product is also available for purchase on-line through certain retailers and our website, www.oraquick.com. The primary target population for our HIV-OTC test is comprised of young, sexually active adults, with greater purchase intent found in high-risk sub groups, such as men who have sex with men, African Americans and Latino Americans. In order to increase awareness and consumer sales of this product, we engage in significant public relations and advertising activities related to this product.

To support individuals that purchase and use our test, we have established a toll-free customer support center that operates on a 24/7, 365-day per year basis. Through this center, consumers will have access to highly-trained, bi-lingual representatives who can answer questions about HIV/AIDS and the use of our test, and refer consumers to appropriate resources for follow-up confirmatory testing, counseling and medical treatment.

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

Historically, most of DNAG’s revenues have been derived from product sales into the academic and research markets. However, sales to commercial customers providing consumer genetics and clinical diagnostic services have been increasing and now account for a majority of DNAG’s revenues. A significant portion of DNAG’s sales is derived from repeat customers, in both markets. DNAG also has a number of established global customers in the livestock market, including breed associations and research institutions. A molecular collection product focused on the infectious disease research market has also been launched by DNAG.

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

As discussed above we continue to sell 510(k)-cleared fully-automated high-throughput oral fluid assays developed with Roche Diagnostics for the detection of PCP, opiates, cocaine, methamphetamines and amphetamines with oral fluid samples collected with our Intercept® device. These assays are being made available on a transitional basis until we can replace them with similar assays developed under our new collaboration with Thermo Fisher for use with a new version of our Intercept® collection device.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson Medical-Surgical, AmerisourceBergen Corporation, and Henry Schein. We have also engaged two manufacturers’ representative organizations to help our U.S. distributors promote and sell Histofreezer®. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and our OraGene® product line accounted for total revenues of $44.8 million, $14.5 million and $20.4 million in 2013 and $37.9 million, $14.9 million and $14.3 million in 2012, respectively. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and the OraSure® and Intercept® oral fluid collection devices accounted for total revenues of $41.7 million, $12.0 million and $10.7 million in 2011.

We had no individual customers who accounted for more than 10% of our total revenues in 2013, 2012 or 2011.

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

OSUR revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospital, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from licensing and product development activities. DNAG revenues consist of product sold into the academic research, consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine and animal genetics markets. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the consolidated financial statements, included elsewhere in this Annual Report.

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

The Histofreezer® product sold in the U.S. is assembled by U.S. vendors and the Histofreezer® product sold internationally is assembled in the Netherlands by Koninklijke, Utermöhlen, N.V. (“Utermöhlen”), the company from which we acquired the product in 1998. The cryosurgical wart removal products distributed in OTC markets are also assembled by vendors located in the United States. We believe that additional suppliers of all of our cryosurgical products are available on terms no less favorable than the terms of our existing supply agreements in the event that our current suppliers would be unable or unwilling to continue manufacturing these products. Our supply agreement with Utermöhlen has expired, and we are in the process of transferring our supply arrangement to one or more other vendors.

DNAG has engaged two contract manufacturers to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, including one critical component that is purchased from a sole source supplier. We believe there are other suppliers that can manufacture and supply the raw materials and components for the DNAG products.

Employees

As of December 31, 2013, we had 293 full-time employees (including 75 employees at our subsidiary, DNAG). Of this total, there were 98 in sales, marketing and client services; 34 in research and development; 113 in operations, manufacturing, quality control, information systems, purchasing and shipping; 16 in quality assurance and regulatory affairs; and 32 in administration and finance. This compares to 313 employees as of December 31, 2012. Our employees are not currently represented by a collective bargaining agreement.

Competition

The diagnostic industry is a multi-billion dollar international industry and is intensely competitive. Many of our competitors are substantially larger than we are, and have greater financial, research, manufacturing and marketing resources.

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

The future market for diagnostic products is expected to be characterized by consolidation, greater cost consciousness, the development of new technologies, and tighter reimbursement policies. The purchasers of diagnostic products are expected to place increased emphasis on lowering costs, reducing inventory levels, obtaining better performing products, automation, service and volume discounts. The increased complexity of the market is expected to force many competitors to enter into joint ventures or license certain products or technologies.

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

Competition in the U.S. market for infectious disease testing in medical settings is intense and is expected to increase. Our principal competition for HIV testing in the professional market comes from existing and new point-of-care rapid blood tests, automated laboratory-based blood tests, or other oral fluid-based tests that may be developed. One of our competitors has received FDA approval for a rapid oral fluid HIV test, although this product has not yet received a CLIA waiver. Our OraQuick® rapid HCV test competes against laboratory-based blood tests in the U.S., as there currently are no other rapid HCV testing products approved by the FDA. Our competitors include medical diagnostic companies and specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions. Competing tests are often sold at a lower price than we charge for our products. This competition can result in lost sales and degradation of the price (and therefore the applicable profit margins) we can charge for our HIV and HCV tests.

Outside the U.S., our rapid HIV and HCV tests compete against other rapid and laboratory-based tests. Significant sales of these products in Europe have not materialized principally because of differences in European healthcare systems compared to U.S. systems. Unlike the U.S., adoption of rapid point-of-care diagnostics is not widespread in Europe because laboratory testing is entrenched and healthcare systems are structured around centralized testing models. In addition, many competing tests in international markets are sold at very low prices. We intend to continue to build awareness and develop strategies to expand sales of our OraQuick® HIV and HCV tests in European and other international markets.

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

We have eight United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The patents expire from November 2015 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have five United States patents for our OraQuick® platform, as well as corresponding related international patents. We also have patent applications pending in the United States and internationally. Four of the U.S. patents expire from March to July 2019 and the fifth in July 2028. We have obtained licenses to certain lateral flow patents and to certain HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we use to manufacture and sell a rapid HCV test on the OraQuick® technology platform. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

We may need to obtain licenses or other rights under, or enter into distribution or other business arrangements in connection with, certain other intellectual property patents in order to manufacture and sell the OraQuick ADVANCE® HIV test or other tests that use the same or similar technology platform. See Section 1A, entitled “Risk Factors,” for a further discussion of these issues.

We hold, through our subsidiary, DNAG, ten United States patents and numerous foreign patents issued for compositions, methods and apparatus for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from June 2023 through June 2028.

We have one United States patent and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from September 2025 to June 2029. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu®, Q.E.D.®, Oragene®, ORAcollect™, OMNIgene™, Performagene™, PrepIT™, HEMAgene™, and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma.

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

Government Regulation

General

Most of our products are regulated by the FDA, along with other federal, state and local agencies and comparable regulatory bodies in other countries. This regulated environment governs almost all aspects of development, production and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing and recordkeeping. We believe that our products and procedures are in material compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

There are two mechanisms by which regulated medical devices can be placed on the market in the United States. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. To obtain this clearance from the FDA, the manufacturer must provide a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness). In some cases, the submission must include data from human clinical studies. Marketing may only commence when the FDA issues a clearance letter finding substantial equivalence. An applicant must submit a 510(k) application at least 90 days before marketing of the affected product commences. Although FDA clearance usually takes from four to twelve months, in some cases more than a year may be required before clearance is obtained, if at all.

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s regulations to have an approved PMA), the FDA must approve a PMA before marketing can begin. PMAs must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A PMA is typically a complex submission, supported by valid scientific evidence, including the results of preclinical and clinical studies. Preparing a PMA is a detailed and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, in many cases requiring one to three years or more, and may include requests for additional data and facility inspections before approval is granted, if at all.

If the FDA approves the PMA, it may place restrictions on the device. If the FDA’s evaluation of the PMA or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. In addition, if the FDA discovers that an applicant has submitted false or misleading information, the FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy (AIP). Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

If there are any modifications made to our marketed devices, a premarket notification or PMA may be required to be submitted to, and cleared or approved by, the FDA, before the modified device may be marketed. A new PMA or a PMA supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indications for use, manufacturing process, manufacturing facility, labeling and design.

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the United States.

Some of our products are used for research only or other non-medical purposes and many of our drugs-of-abuse products sold to state crime laboratories are for forensic use. The FDA does not currently regulate products used for these purposes, although other state and federal regulatory requirements may apply.

Every company that manufactures medical devices distributed in the United States must comply with the FDA’s Quality System Regulations (“QSRs”), including current good manufacturing practices. These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing as well as complaint handling, corrective and preventative actions and internal auditing. In complying with the QSRs, manufacturers must continue to expend time, money and effort in the area of production and quality to ensure full technical compliance.

We believe that our facilities and procedures are in material compliance with FDA’s QSR regulations, but the regulations are subject to change, and we cannot be sure that FDA investigators will agree with our compliance with the QSR requirements. Companies are also subject to other post-market and general requirements, including product listing and establishment regulations, which help facilitate FDA inspections and other regulatory action, post-market surveillance requests, restrictions imposed on marketed products, promotional standards and requirements for recordkeeping and reporting of certain adverse reactions. Medical device reporting regulations require that manufacturers report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur.

The FDA regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in an FDA Form 483 (which is issued by FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations), public warning letters, monetary penalties against a company or its officers and employees, suspension or withdrawal of regulatory approvals, operating restrictions, total or partial suspension of production, injunctions, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution.

On December 23, 2013, our molecular collection systems subsidiary, DNAG, received a warning letter from the FDA. The warning letter primarily focused on DNAG’s response to two Form 483 observations issued by the FDA as a result of an inspection of DNAG’s Ottawa, Canada facilities in September 2013.

Specifically, the warning letter indicated the need for additional documentation regarding design and development activities for DNAG’s products and focused in particular on the design planning and design history file for DNAG’s 510(k)-cleared OrageneDx collection device. In addition, the warning letter requested additional documentation related to finished product acceptance testing activities for DNAG’s ORAcollect OC-100 collection device. The letter further noted that DNAG does not currently have in place an approved PMA or 510(k) clearance for its ORAcollect OC-100 device. This product accounted for less than 3% of DNAG’s sales and less than 0.5% of our consolidated revenues during 2013.

DNAG has submitted a formal response and is actively engaged and working with the FDA to address the issues referenced in the warning letter. While this warning letter remains pending, DNAG intends to continue to sell and market all of its products. We expect no material impact to product sales or our consolidated financial performance for the forseeable future as a result of the issues raised by the warning letter.

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

Advertising and Promotion

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (“FTC”) and by other federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorney generals. Although physicians are permitted to exercise medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitute promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. FTC enforcement actions often result in consent decrees that constrain future actions. If an enforcement action is brought by the FDA or FTC, our reputation could be damaged and sales of our products could be impaired.

Import and Export Requirements

Products for export from the United States are subject to foreign countries’ import requirements and the exporting requirements of the FDA or European regulating bodies, as applicable. In particular, international sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements.

Foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate for Foreign Government. To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with QSR regulations at the time of the last FDA inspection. If the FDA determines that our facilities or procedures do not comply with the QSR regulations, it may refuse to provide such certificates until we resolve the issues to the FDA’s satisfaction.

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

The International Organization for Standardization (“ISO”) is a worldwide federation of national standards bodies from some 130 countries, established in 1947. The mission of the ISO is to promote the development of standardization and related activities in the world with a view to facilitating the international exchange of goods and services. ISO certification indicates that our quality system complies with standards applicable to activities ranging from initial product design and development through production and distribution.

In the European Union (“EU”), products that fall under the scope of the Medical Devices Directive (“MDD”) and the In Vitro Diagnostic Directive (“IVDD”) must comply with certain essential requirements listed in those directives. ISO certification creates a rebuttable presumption that the product satisfies the applicable requirements. Compliance with these requirements allows us to affix the CE mark to our products, without which they may not be placed on the market in the EU.

We have received authorization to use the CE mark for the OraQuick ADVANCE® HIV-1/2 test, the OraQuick® HCV test, our Histofreezer® product line, our OTC cryosurgical removal product and certain of the Oragene® collection kits sold by DNAG.

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

Anti-Kickback and Other Fraud and Abuse Laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for, or to induce:

•	The referral of an individual to a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental healthcare programs; or

•	The purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid, or other governmental healthcare programs.

Our products are or may be purchased by customers that will seek or receive reimbursement under Medicare, Medicaid or other governmental healthcare programs. Noncompliance with the federal anti-kickback statute can result in exclusion from Medicare, Medicaid or other governmental healthcare programs, and/or restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil monetary penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

Many states have also adopted some form of anti-kickback laws. A determination of liability under such laws could result in fines and penalties, restrictions on our ability to operate in these jurisdictions and significant damage to our reputation.

We are also subject to other federal and state laws targeting fraud and abuse in the healthcare industry, including false claims laws, marketing conduct laws and laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, such manufacturers can enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application. In recent years, there has been greater scrutiny of marketing practices in the medical device industry which has resulted in several government investigations by various government authorities and the introduction and/or passage of federal and state legislation regulating interactions between medical device manufacturers and healthcare professionals and providers and requiring the disclosure by medical device manufacturers of gifts or other payments to healthcare professionals and providers. For example, under the Sunshine Act provisions of the Affordable Care Act, device manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians and teaching hospitals. Reports submitted under the Sunshine Act will be placed in a public database. Device manufacturers were required to begin collecting data in August 2013 and will be required to submit reports March 31, 2014 (and annually thereafter). To be in compliance with such disclosure laws, we have implemented necessary systems for accurately tracking gifts and other payments.

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

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to use any means of interstate commerce corruptly in the furtherance of any offer, payment, promise to pay or authorization of payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has and will continue to be subject to the FCPA and various other laws, rules and/or regulations applicable to us as a result of our international sales.

Environmental Regulation

Because of the nature of our current and proposed research, development, and manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge and handling and disposal of solid wastes, hazardous materials and hazardous wastes. Products that we sell in Europe are subject to regulation in European Union, or EU, markets under the Restriction of the Use of Hazardous Substances Directive, or RoHS. RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products.

Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

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

Our Ability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. In addition, the FDA and other regulatory authorities have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain product approvals.

Failure to Comply With FDA or Other Regulatory Requirements May Require Us to Suspend Production of Our Products or Institute a Recall Which Could Result in Higher Costs and a Loss of Revenues.

Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and other agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.

Failure to comply with the applicable requirements can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance or PMA approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Examples include the Sarbanes-Oxley Act of 2002, the requirements of The NASDAQ Global Market, The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC’s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language (“XBRL”), and the International Financial Reporting Standards conversion requirements. Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs. These laws and regulations are also subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us, which may adversely affect our business.

Evolving Legislative, Judicial and Ethical Standards on the Use of Technology and Biotechnology Could Affect Our Molecular Collection Systems Business.

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with regulatory requirements, health insurance, data access, intellectual property protection, national and international legislative initiatives and other variables impact the widespread adoption of genetic testing or specific segments or tests within the genetic testing market. These developments could impact sales of our molecular collection systems products.

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

During 2013, 2012 and 2011, we incurred $10.9 million, $12.4 million and $18.4 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products may be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or may substantially delay or condition approval. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop and gain commercial acceptance for our products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flow and business.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our efforts to increase sales of our newest products, the OraQuick® In-Home HIV test and the OraQuick® HCV test, or continue growing our molecular collection systems business. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our business. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

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

We may enter into strategic acquisitions or investments as a way to expand our business. These activities, and their impact on our business, are subject to many risks, including the following:

•	Suitable acquisitions or investments may not be found or consummated on terms or schedules that are satisfactory to us or consistent with our objectives;

•	The benefits expected to be derived from an acquisition may not materialize and could be affected by numerous factors, such as regulatory developments, insurance reimbursement, general economic conditions and increased competition;

•	We may be unable to successfully integrate an acquired company’s personnel, assets, management systems, products and/or technology into our business;

•	Worse than expected performance of an acquired business may result in the impairment of intangible assets;

•	Acquisitions may require substantial expense and management time and could disrupt our business;

•	We may not be able to accurately forecast the performance or ultimate impact of an acquired business;

•	An acquisition and subsequent integration activities may require greater capital and other resources than originally anticipated at the time of acquisition;

•	An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing stockholders’ percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

•	An acquisition may result in the loss of our or the acquired company’s key personnel, customers, distributors or suppliers; and

•	An acquisition of a foreign business may involve additional risks, including, but not limited to, foreign currency exposure, liability or restrictions under foreign laws or regulations, and our inability to successfully assimilate differences in foreign business practices or overcome language or cultural barriers.

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

In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, such as private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product and procedure. The overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis. In addition, consolidation among healthcare providers or other participants in the healthcare industry is occurring and has resulted, and may continue to result, in fewer, more powerful healthcare groups with increased purchasing power and the ability to drive down the prices paid for our products.

Changes in Healthcare Regulation Could Affect Our Revenues, Costs and Financial Condition.

In recent years, there have been numerous initiatives at the federal and state level for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs. One example is the Patient Protection and Affordable Care Act, the Federal healthcare reform law enacted in 2010 (“Affordable Care Act”). Similar reforms may occur internationally.

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

The new Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which includes domestic sales of certain of our products. This new tax became effective in January 2013. It is unclear whether and to what extent other unanticipated developments resulting from the Affordable Care Act, such as an increase in the number of people with health insurance, will provide us with additional revenue to help offset this tax. If such additional revenue does not materialize or our efforts to offset the excise tax through spending cuts, price increases or other actions are unsuccessful, the increased tax burden will adversely affect our financial performance.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention (“CDC”) issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV testing products. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

Reductions in Government Funding and Research Budgets Could Adversely Affect Our Business and Financial Results.

We sell our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test into the public health market which consists of state, county and other governmental public health agencies, community based organizations, service organizations and similar entities. We also sell these products into the hospital market, including to hospitals owned or operated by agencies of the U.S. government. Many of these customers depend to a significant degree on grants or funding provided by governmental agencies to run their operations including programs that use our products. In international markets, we often sell our products to or through foreign governmental agencies or parties funded by such agencies.

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

In August 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending became effective on March 1, 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. Although their full impact is uncertain, the spending cuts implemented under this law have adversely affected and are expected to continue to adversely affect our customers’ ability to purchase our products. In addition, other legislative or regulatory changes may be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

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

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third-party suppliers. For example, the biological antigens, nitrocellulose and certain other components required to make our OraQuick ADVANCE® HIV-1/2 test, OraQuick® In-Home HIV test and OraQuick® HCV test are currently purchased from sole source suppliers. Our OraSure QuickFlu™ test is manufactured and supplied by a sole source supplier and the conjugates used in our MICROPLATE oral fluid drugs-of-abuse assays are obtained from third party suppliers.

In addition, our subsidiary, DNAG, uses two third-party manufacturers to supply virtually all of its products, including its Oragene® line of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

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

We May Need Strategic Partners to Assist in Developing and Commercializing Some of Our Diagnostic Products.

Although we may elect to pursue some product opportunities independently, opportunities that require a technology controlled by a third party, a significant level of investment for development and commercialization or a distribution network beyond our existing sales force may necessitate involving one or more strategic partners. Our strategy for development and commercialization of products may entail entering into arrangements with distributors or other corporate partners, universities, research laboratories, licensees and others. Relying on collaborative relationships could be risky to our business for a number of reasons, including:

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

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products and apparatus relating to the use or manufacture of those products. However, there have been recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may impact our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

We also rely on trade secrets, know-how and continuing technological advancements to protect our proprietary technology. We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators. Our employees and third-party consultants also sign agreements requiring that they assign to us interests in inventions and original expressions and any patents or copyrights arising from their work. However, these parties may not honor these agreements.

We cannot guarantee that the process of filing patents, the laws governing trade secrets and proprietary information, or any agreements we enter into with employees, consultants, advisors or collaborators will provide adequate protection of our intellectual property rights. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, for a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the U.S. Our trade secrets could become known through other unforeseen means. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

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

From time to time, we may seek to enforce our patents or other intellectual property rights through litigation. In addition, there are a large number of patents and patent applications in our product areas, and additional patents may be issued to third parties relating to our product areas. We or our customers may be sued for infringement of patents or misappropriation of other intellectual property rights with respect to one or more of our products. Litigation in our industry regarding patent and other intellectual property rights is prevalent and is expected to continue. We may also have disputes with parties that license patents to us if we believe the license is no longer needed for our products or the licensed patents are no longer valid or enforceable.

Our industry is characterized by a large number of patents, and the claims of these patents appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications, which are typically confidential for the first eighteen months following filing, that cover technologies we incorporate in our products. Accordingly, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. In addition, governmental agencies could commence investigations or criminal proceedings against our employees or us relating to claims of misuse or misappropriation of another party’s proprietary rights.

Our involvement in litigation or other legal proceedings with respect to patents or other intellectual property and proprietary technology, either as a plaintiff or defendant, could adversely affect our revenues, market share, results of operations and business because:

•	As is common with major litigation, it could consume a substantial portion of managerial and financial resources;

•	Its outcome would be uncertain and a court may find that our patents are invalid or unenforceable in response to claims by another party or that the third-party patent claims are valid and infringed by our products;

•	An adverse outcome could subject us to the loss of the protection of our patents or to liability in the form of past royalty payments, penalties, reimbursement of litigation costs and legal fees, special and punitive damages, or future royalty payments, any of which could significantly affect our future earnings;

•	Failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop or acquire;

•	The pendency of any litigation may in and of itself cause our distributors and customers to reduce or terminate purchases of our products; and

•	A court could award a preliminary and/or permanent injunction, which would prevent us from selling our current or future products.

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

Risks Relating to Products, Marketing and Sales

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HCV test, our OraQuick® In-Home HIV test, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the existence and perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as our OraQuick® HCV test. As such, there can be no assurance that any products will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

If Acceptance and Adoption of Oral Fluid Testing and Collection Products Does Not Continue, Our Future Results May Suffer.

We have made significant progress in gaining acceptance of oral fluid testing products, particularly for (i) HIV testing in the public health, hospital, insurance and other markets, and (ii) drugs-of-abuse testing in the workplace and criminal justice markets. Our subsidiary, DNAG, has also made significant progress in gaining acceptance of oral fluid collection products that are used with molecular testing applications. However, the degree of acceptance for these products is uncertain, and one or more markets may resist the adoption of oral fluid products as a replacement for other testing or collection methods in use today. As a result, there can be no assurance that we will be able to expand the use of our oral fluid testing products in these or other markets.

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

However, clinical reference laboratories and hospital-based laboratories currently provide the majority of diagnostic tests used by physicians and other healthcare providers in the U.S. In certain international markets such as Europe, diagnostic testing is performed primarily by centralized laboratories. Our future sales will depend, in part, on our ability to expand market acceptance of rapid point-of-care testing by physicians and other healthcare providers and successfully compete against laboratory testing methods and products. We expect that clinical reference and other hospital-based laboratories will continue to compete vigorously against our rapid point-of-care products. Even if we can demonstrate that our products are more cost effective, save time, or have better performance or other benefits, physicians and other healthcare providers may resist changing to rapid point-of-care tests and instead may choose to use competing laboratory tests. Our failure to achieve and expand market acceptance of our rapid point-of-care diagnostic tests with customers would have a negative effect on our future sales growth.

We Expect to Face Intense Competition From Other Providers of Diagnostic Tests and Sample Collection Products.

Our rapid point-of-care tests compete with similar point-of-care products made by our competitors. This competition is particularly evident with respect to our OraQuick ADVANCE® HIV-1/2 test. In addition, the Oragene® product line sold by our subsidiary, DNAG, competes against other molecular collection products, such as blood collection kits and buccal swabs. There are a number of competitors making investments in competing technologies and products, and a number of our competitors may have a competitive advantage because of their greater financial, technical, research and other resources. Some competitors offer broader product lines, aggressively discount prices for their products and may have greater name recognition than we have. If our competitors’ products take market share from our products through more effective marketing or competitive pricing, our revenues, margins and operating results could be adversely affected. In addition, our revenues and operating results could be negatively impacted if some of our customers internally develop or acquire their own sample collection devices and use those devices in place of our products in order to reduce costs.

Our Future Growth Depends, In Part, on Our Ability to Commercialize the OraQuick® In-Home HIV Test.

Our future growth will depend, in part, on our ability to commercialize and market the OraQuick® In-Home HIV test in the OTC market. Successful commercialization of the OraQuick® In-Home HIV test will depend on a number of factors, including achieving widespread awareness and adoption of the product among the targeted consumer base, initiating and maintaining relationships with suppliers and retailers, reducing the use of security devices and other barriers to purchase in retail stores, protecting against and effectively responding to any claims by holders of patents and other intellectual property rights that our OTC product infringes their rights, obtaining and maintaining sufficient inventory of the product, the performance of our toll-free customer support center and our comprehensive consumer website relating to the product, and our ability to successfully market the product at the projected selling price. There can be no assurance that we will be successful in these endeavors. Because of the need to build broad awareness for this new product, our advertising and marketing expenditures have been substantial. If we continue advertising and marketing expenditures consistent with historic levels, our operating results will be negatively impacted unless we are successful in substantially increasing sales of this product. Conversely, if we decide to reduce these expenditures, our costs will be lower but sales of our OraQuick® In-Home test could be adversely impacted. In addition, retailers generally have broad product return rights which may be exercised if sufficiently high sales to consumers are not achieved. Successful commercialization of this product will also depend on whether any unanticipated adverse effects result from use of the product, or unfavorable publicity develops in respect of the product, as well as the emergence of new or existing products as competition, which are proven to be more clinically or cost-effective.

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

Our Inability to Carry Out Certain of Our Marketing and Sales Plans May Make it Difficult for Us to Grow or Maintain Our Business.

We have implemented in the past, and we intend to implement in the future, an aggressive sales and marketing plan to expand sales of our products. Specifically, we will continue to expand the impact of our direct field sales force, use third-party distributors and manufacturers’ sales representatives, and implement other sales and marketing programs. If we are unable to successfully implement these programs or modify these programs in response to evolving market and economic conditions, we may be unable to grow and our business could suffer.

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

We May Face Product Liability Claims for Injuries Resulting From the Use of Our Products.

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

We are selling cryosurgical products in the consumer or OTC market in certain countries and we may expand OTC sales of these products into other countries. We also launched the OraQuick® In-Home HIV test in the United States OTC market, and we are considering the expansion of this product internationally. We believe the sale of products in the OTC market increases our potential exposure to product liability and other claims.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $21.7 million or 22% of consolidated net revenues in 2013, $20.3 million or 23% of consolidated net revenues in 2012 and $14.2 million or 17% of consolidated net revenues in 2011. In addition, our molecular collection systems business, which accounted for $20.4 million or 21% of consolidated net revenues in 2013, is operated in Canada.

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

In addition, we have contracted with a third party in Thailand for the manufacture of a portion of our OraQuick® HIV-1/2 tests, and all of DNAG’s products are produced in Canada. In addition, the Histofreezer® cryosurgical product sold in international markets is currently manufactured by a third party in The Netherlands. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Continued Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Current volatile economic conditions may continue for the foreseeable future and intensify. These conditions have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We have experienced annual net losses since 2008. In addition, as of December 31, 2013, the Company had an accumulated deficit of $173.7 million. Even though we achieved profitability a number of years ago, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test in the United States and internationally;

•	Our ability to successfully commercialize our OraQuick® In-Home HIV test and the magnitude of promotional costs related to this product;

•	The success and revenue growth of our molecular collection systems business;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The degree to which our major distributors comply with their contractual obligations, including minimum purchase commitments;

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	Changes in the level of competition, such as would occur if larger and financially stronger competitors introduced new or lower priced products to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our targets for growth in revenues;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and

•	The costs and results of patent infringement, product liability and other litigation or claims asserted against us.

We May Experience Fluctuations in Our Financial Results or Fail to Meet Our Financial Projections.

Our operating results can fluctuate from quarter to quarter and year to year, which could cause our growth or financial performance to fall below the expectations of investors and securities analysts. Our financial projections for future periods are based on a number of assumptions, including estimated demand for our products. However, sales to our distributors and other customers may fall short of expectations because of lower than estimated customer demand or other factors, including continued volatility and disruption in economic conditions, increasing competition, reduced governmental funding and other circumstances described elsewhere in this Annual Report. Infrequent, unusual or unexpected changes in revenues or costs could also contribute to the variability of our financial results. In addition, our products provide different contributions to our gross margin. Accordingly, our operating results could also fluctuate and be affected by the mix of products sold and the relative prices and gross margin contribution of those products. Failure to achieve operating results consistent with the expectations of investors and securities analysts could adversely affect our reputation and the price of our Common Stock.

Our Estimates or Judgments Relating to Critical Accounting Policies Are Based on Assumptions That Can Change or Prove to be Incorrect.

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	Revenue recognition;

•	Potential impairment of long-lived and intangible assets including goodwill;

•	Customer sales returns and allowances;

•	Allowance for uncollectible accounts receivable;

•	Reserve for inventory write-downs;

•	Stock-based compensation;

•	Income taxes; and

•	Contingencies.

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

Changes in Foreign Currency Exchange Rates Could Negatively Affect Our Operating Results.

Our financial statements are stated in U.S. Dollars and, historically, most of our international sales have also been denominated in U.S. Dollars. As a result, in the past our exposure to foreign currency exchange rate risk has not been material. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets.

In addition, the revenues and operating results of our subsidiary, DNAG, are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. In 2013, DNAG reported total revenues of U.S. $20.4 million. Our expectation is that the DNAG business will continue to grow and our exposure to foreign currency exchange rates may be more significant than in past years.

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

Changes in Tax Laws or Their Application Could Adversely Affect Our Results of Operations.

Changes in tax laws or their application could increase our costs and adversely affect our results of operations. Such changes could affect applicable tax rates, utilization of tax loss carryforwards, and treatment of inter-company debt and interest payments.

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

If additional financing is needed, we may seek to raise funds through the sale of equity or other securities or through bank borrowings. There can be no assurance that financing through the sale of securities, bank borrowings or otherwise will be available to us on satisfactory terms, or at all.

Terrorist Attacks or Natural Disasters May Adversely Affect Our Business.

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

Although we have business interruption insurance, our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities and computer systems. In the event our existing manufacturing facilities or computer systems are affected by man-made or natural disasters, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business.

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;

•	The performance of our business, including our efforts to commercialize the OraQuick® In-Home HIV test and increase sales of our HCV testing and molecular collection systems products;

•	Clinical results with respect to our products or those of our competitors;

•	The status of clinical studies and pending submissions for required regulatory approvals;

•	The announcement of regulatory or enforcement actions by the FDA or other agencies against us, our products or one or more of our customers;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments and industry or competitive trends;

•	Disputes or developments with key customers, distributors or suppliers;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Complaints or concerns about the performance or safety of our products and publicity about those issues, including publicity expressed through social media or otherwise over the internet;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	The relatively low trading volume for our Common Stock;

•	Period-to-period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our Common Stock, as well as the stock of many companies in the diagnostics and life sciences industries. Often, price fluctuations are unrelated to the operating performance of the specific companies whose stock is affected.

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

We expect that our internal controls will continue to evolve as our business activities change. Although we seek to diligently and vigorously review our internal control over financial reporting in an effort to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, the overall quality of our internal controls may be affected by the internal control over financial reporting implemented by any business we acquire and our ability to assess and successfully integrate the internal controls of any such business.

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

Employment Termination Claim

In August 2012, DNA Genotek Inc. (“DNAG”) received a Statement of Claim filed by a former employee with the Ontario Superior Court of Justice alleging, among other things, that DNAG had wrongfully terminated this individual and had breached the terms of his employment. In so doing, DNAG is also alleged to have violated this individual’s rights under the Ontario Human Rights Code. The Statement of Claim is seeking to recover in excess of $500,000 CDN in damages from DNAG. A Statement of Defence denying the allegations was filed by DNAG in October 2012. DNAG has also served discovery requests on the complainant but has not yet received any response. We believe the claims asserted by the complainant are without merit and DNAG intends to vigorously defend this matter.

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

	Year ended December 31,
	2013		2012
	High	Low	High	Low

First Quarter	$7.52	$5.25	$11.78	$9.17
Second Quarter	5.45	3.75	12.28	8.90
Third Quarter	6.46	3.86	14.01	9.39
Fourth Quarter	7.25	5.64	11.34	6.56

On March 6, 2014, there were 436 holders of record and approximately 13,000 holders in street name of our Common Stock, and the closing price of our Common Stock was $8.13 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Pursuant to our Stock Award Plan and in connection with the vesting of restricted shares, we retired 124 shares to satisfy minimum tax withholding obligations during the three months ended December 31, 2013. No shares were repurchased under our $25.0 million share repurchase program during the same period.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2008 through December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on NASDAQ. The NASDAQ Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	12/08	12/09	12/10	12/11	12/12	12/13

OraSure Technologies, Inc.	100.00	138.04	156.25	247.55	195.11	170.92
NASDAQ Composite	100.00	144.84	170.58	171.34	200.03	283.43
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2013	2012	2011 (4)	2010	2009
Operating Results:
Net revenues	$98,940 (1)	$87,820	$81,881	$75,015	$77,026
Costs and expenses	111,102 (2)	104,090	91,278	78,369	85,819
Operating loss	(12,162)	(16,270)	(9,397)	(3,354)	(8,793)
Other income (expense), net	200	(242)	(313)	(143)	357
Income tax benefit	(772)	(1,397)	(869)	—	(622)
Net loss	(11,190)	(15,115)	(8,841)	(3,497)	(7,813)

Basic and diluted loss per share	$(0.20)	$(0.29)	$(0.19)	$(0.08)	$(0.17)
Shares used in computing basic and diluted loss per share	55,555	51,457	46,908	46,187	45,878

Cash Flow:
Cash flows provided by (used in) operating activities	$8,385 (2)	$(5,373)	$(2,994)	$3,887	$(293)

	December 31,
	2013	2012 (3)	2011 (4)	2010	2009
Financial Position:
Cash, cash equivalents, and short-term investments	$93,191	$87,888	$23,878	$75,738	$79,670
Working capital	100,590	103,483	30,860	77,808	89,435
Total assets	184,245	191,439	127,861	122,520	126,991
Long-term debt, excluding current portion	—	—	—	—	7,792
Accumulated deficit	(173,731)	(162,541)	(147,426)	(138,585)	(135,088)
Stockholders’ equity	161,146	170,315	100,250	102,843	103,807

(1)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV tests.
(2)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay collaboration with Roche Diagnostics, which was recorded as a reduction of operating expenses in the current period.
(3)	We received net proceeds of $70.2 million from a secondary stock offering of 6,100,000 common shares completed on July 11, 2012.
(4)	Includes the results of DNA Genotek, Inc. from the acquisition date of August 17, 2011, as well as $2.6 million of transaction costs associated with the acquisition.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, manufacture, market and sell oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. In September 2012, we began selling our OraQuick® In-Home HIV test, the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail market. We also manufacture and sell oral fluid collection devices used to collect, stabilize, and store samples of genetic material for molecular testing in the clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our over-the-counter (“OTC”) HIV and cryosurgery products are sold to retail pharmacies and mass merchandisers and to consumers over the internet.

Current Consolidated Financial Results

During the year ended December 31, 2013, our consolidated net revenues were $98.9 million compared to $87.8 million for the year ended December 31, 2012. Net product revenues during the year ended December 31, 2013 increased 15% when compared to 2012, primarily due to sales of our OraQuick® In-Home HIV test, which was commercially launched during the third quarter of 2012. In December 2013, we recorded a favorable non-recurring $2.5 million net revenue adjustment to account for a change in the revenue recognition policy associated with this product. Also contributing to the increased net revenues for the year were higher sales from our molecular collection systems business, and higher international sales of our OraQuick® HCV and HIV tests. Licensing and product development revenues for 2013 decreased 70% primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. No similar payment was received during 2013 because the collaboration agreement with Merck was terminated in November 2012.

Our consolidated net loss for the year ended December 31, 2013 was $11.2 million, or $0.20 per share, compared to a net loss of $15.1 million, or $0.29 per share, for the year ended December 31, 2012. Our loss for the current period included $18.8 million in advertising and promotional expenses associated with our OraQuick® In-Home HIV test, as compared to $9.9 million of similar expenses in 2012. Our current period loss also included an $8.3 million gain (recorded as a reduction to operating expenses) for a settlement payment received for the termination of our assay collaboration with Roche Diagnostics.

Cash provided by operating activities for the year ended December 31, 2013 was $8.4 million, compared to $5.4 million used during the year ended December 31, 2012 and included the $8.3 million settlement payment from Roche. As of December 31, 2013, we had $93.2 million in cash and cash equivalents compared to $87.9 million at December 31, 2012.

2013 Developments

OraQuick® In-Home HIV Test Revenue Recognition Change

We began selling our OraQuick® In-Home HIV test in the third quarter of 2012. From launch through November 2013, our revenue practices with respect to the OraQuick® In-Home HIV test were different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test was a new product for which we did not have a historical record of returns, we did not believe we could reasonably determine a return rate. As a result, we initially did not recognize revenue when we shipped to the retail trade. For these product shipments, we invoiced the retailer or distributor, recorded deferred revenue at the gross invoice sales price, and classified the cost basis of the product held by the retailer or distributor as a component of inventory. We then recognized revenue upon the consummation of a sale to the retail customer either in a store or over the internet.

With the passage of time, however, we concluded that we have sufficient data and visibility into our distribution channel to develop a reasonable estimate of the level of expected returns. As such, commencing in December 2013, we recognized previously deferred revenue and its related cost of goods sold, and began to recognize revenue for this product upon shipment to the retailers or distributors. For the year ended December 31, 2013, we recorded net revenues of $9.1 million related to our OraQuick® In-Home HIV test. Included in these net revenues was a $2.7 million gross revenue adjustment made in December 2013 to recognize previously deferred revenue, reduced by an estimated allowance for expected returns of $206,000.

Drugs-of-Abuse Assay Collaboration Agreements

On November 21, 2013, we terminated our assay collaboration agreement with Roche Diagnostics. Under the termination agreement, Roche paid us $8.3 million which was recorded as a reduction of operating expense on our consolidated statement of operations. Roche agreed to provide certain transitional product support services and will continue to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We have the right to stop the supply of assays prior to the end of this five-year period and could receive an additional payment from Roche of up to $5.5 million depending on how early in that five-year period the supply authorization is ended.

Concurrently with the termination of our agreement with Roche, we entered into a new agreement with Thermo Fisher for the development and supply of up to 12 homogeneous fully-automated oral fluid drugs-of-abuse assays. These assays will be used with a new version of our Intercept® collection device. Under this new agreement, a NIDA-5 panel of assays is expected to be initially sold with our new Intercept® device in the domestic criminal justice and forensics markets beginning in the second half of 2014. Eventually, the parties expect to complete development of several more assays and obtain FDA 510(k) clearance and approvals in certain foreign countries. The assays will be optimized as needed to comply with new oral fluid guidelines expected to be issued by the SAMHSA for the federally-regulated market and certain other markets that follow Federal drug testing guidelines, none of which are currently served by OraSure.

HCV Screening Grade Change

In June 2013, the U.S. Preventive Services Task Force (“USPSTF”) issued new recommendations giving HCV screening for both at-risk individuals and individuals born between 1945 and 1965 a ‘B’ grade. Under the

Affordable Care Act, preventive services that have received an “A” or “B” grade from the USPSTF must be covered by insurance policies without cost-sharing and will be part of essential health benefits for those individuals eligible for Medicare. These recommendations became effective in January 2014 and are expected to have a positive impact on testing for HCV over time, including with our OraQuick® HCV rapid antibody test.

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

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending (often referred to as Federal sequestration) became effective on March 1, 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. Although their full impact is difficult to ascertain, the spending cuts implemented under this law have adversely affected, and are expected to continue to adversely affect our customers’ ability to purchase our products. In addition, other legislative or regulatory changes may be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products, specimen collection devices, and medical devices used for the removal of benign skin lesions by cryosurgery; and our “DNAG” or molecular collection systems business, which consists primarily of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Revenues from OSUR’s OTC products primarily result from sales to retail pharmacies and mass merchandisers and to consumers over the internet. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the commercial market, which consists of companies and other entities engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, and animal genetic testing, as well as products sold into the academic research market, which consists of research laboratories, universities and hospitals.

Results of Operations

Year Ended December 31, 2013 Compared to December 31, 2012

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues generated by each of our business segments and net revenues generated by licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars			Percentage of Total Net Revenues
	2013	2012	% Change	2013	2012

OSUR	$77,936	$71,495	9%	78%	82%
DNAG	20,381	14,258	43	21	16

Net product revenues	98,317	85,753	15	99	98
Licensing and product development	623	2,067	(70)	1	2

Net revenues	$98,940	$87,820	13%	100%	100%

Consolidated net revenues increased 13% to $98.9 million in 2013 from $87.8 million in 2012. Net product revenues increased 15% during the year ended December 31, 2013 when compared to the year ended December 31, 2012, primarily as a result of higher sales of our infectious disease testing and molecular collection systems products. These increases were partially offset by lower sales of our substance abuse testing, insurance risk assessment, and cryosurgical systems products. Licensing and product development revenues decreased in the current year compared to the prior year primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. No similar payment was received during 2013 because the collaboration agreement with Merck was terminated in November 2012.

Consolidated net revenues derived from products sold to customers outside the U.S. were $21.7 million and $20.3 million, or 22% and 23% of total net revenues, for the years ended December 31, 2013 and 2012, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues generated by our OSUR segment in each of our principal markets and by licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
Market	2013	2012		2013	2012

Infectious disease testing	$50,961	$42,728	19%	65%	58%
Substance abuse testing	8,571	9,407	(9)	11	13
Cryosurgical systems	14,468	14,876	(3)	18	20
Insurance risk assessment	3,936	4,484	(12)	5	6

Net product revenues	77,936	71,495	9%	99	97%
Licensing and product development	623	2,067	(70)	1	3

Net revenues	$78,559	$73,562	7%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 19% to $51.0 million in 2013 from $42.7 million in 2012, primarily due to sales of our OraQuick® In-Home HIV test and higher sales of our OraQuick® HCV and HIV products in international markets.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during 2013 and 2012.

	Year Ended December 31,
Market	2013	2012	% Change

Domestic HIV	$32,301	$34,265	(6)%
International HIV	3,365	3,061	10
Domestic OTC HIV	9,106	546	1,568

Net HIV revenues	44,772	37,872	18

Domestic HCV	2,847	2,805	1
International HCV	2,268	1,059	114

Net HCV revenues	5,115	3,864	32

Net OraQuick® revenues	$49,887	$41,736	20%

Domestic OraQuick® HIV sales decreased 6% to $32.3 million in 2013 from $34.3 million in 2012. This decrease was primarily caused by competition from other rapid and automated laboratory-based HIV tests and reductions in government funding. We expect that sales of our professional HIV product will continue to be challenged by these factors in future periods. International sales of our OraQuick® HIV test increased 10% to $3.4 million in 2013 from $3.1 million in 2012 primarily as a result of higher sales in Mexico, Africa, and Europe.

In 2013, we recorded $9.9 million in gross revenues from sales of our OraQuick® In-Home HIV test, including $2.7 million ($2.5 million, net of estimated returns) of previously deferred gross revenue recognized in December 2013 when we changed our revenue recognition policy for this product. These gross revenues were partially offset by $764,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. Sales during 2013 also included approximately $701,000 of direct sales to certain public health customers compared to $19,000 in 2012. We anticipate that some public health entities may continue to use a portion of their funding to purchase our OTC product in lieu of our or a competitor’s professional rapid HIV testing product.

We began shipping our OraQuick® In-Home HIV test to the retail outlets at the end of September 2012. In 2012, we recorded $902,000 in gross revenues from product sales to retail customers either in a store or over the internet. These revenues were offset by $356,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances.

Domestic OraQuick® HCV sales remained flat at $2.8 million in 2013 and 2012. International sales of our OraQuick® HCV test increased 114% to $2.3 million in 2013 from $1.1 in 2012, primarily as a result of a first-time order from a multi-national humanitarian organization. We believe our HCV product represents an opportunity for future sales growth, especially as new therapies for treating HCV come to market. However, demand for our HCV product, particularly in the public health marketplace, has been, and will likely continue to be, tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Substance Abuse Testing Market

Net substance abuse testing revenues decreased 9% to $8.6 million in 2013 from $9.4 million in 2012, as a result of lower sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during 2013 and 2012.

	Year Ended December 31,
Market	2013	2012	% Change

Domestic	$5,693	$6,335	(10)%
International	500	706	(29)

Net Intercept® revenues	$6,193	$7,041	(12)%

Domestic Intercept® sales decreased 10% to $5.7 million in 2013 from $6.3 million in 2012. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high throughput homogenous processing systems. As a result, by the end of 2012, this distributor had significantly reduced its purchases of our Intercept® product line. Intercept® sales to this distributor were $67,000 for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012. Intercept® sales in 2013 were also negatively impacted by the continued consolidation of drug testing laboratories.

International Intercept® sales decreased 29% to $500,000 in 2013 from $706,000 in 2012, as a result of lower purchases by our UK laboratory distributor, which totaled $316,000 in 2013 compared to $610,000 in 2012. In 2012, this UK distributor began selling its own competing oral specimen collection device and we expect this distributor to discontinue its purchases of our product in future periods.

Cryosurgical Systems Market

Sales of our products in the cryosurgical systems market (which includes both the physicians’ office and OTC markets) decreased to $14.5 million for the year ended December 31, 2013 from $14.9 million for the year ended December 31, 2012.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during 2013 and 2012.

	Year Ended December 31,
Market	2013	2012	% Change

Domestic professional	$6,020	$7,159	(16)%
International professional	1,441	1,462	(1)
International OTC	7,007	6,255	12

Net cryosurgical systems revenues	$14,468	$14,876	(3)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 16% to $6.0 million in 2013, compared to $7.2 million in 2012. This decrease was the result of higher distributor purchases made in the fourth quarter of 2012 in anticipation of price increases implemented in early January 2013, a decline in sales to the military during 2013 as a result of the U.S. withdrawal of troops overseas and lower sales to our Canadian distributor. International sales of Histofreezer® remained relatively flat at $1.4 million in 2013 and $1.5 million in 2012.

Sales of our OTC cryosurgical products during 2013 increased 12% to $7.0 million from $6.3 million in 2012. This increase was largely the result of higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser. In 2013, Genomma purchased $3.3 million compared to $2.7 million during 2012, largely due to increased sales into Brazil. Sales to Reckitt Benckiser increased to $3.6 million in 2013 from $3.3 million in 2012 as a result of higher sales in new geographic territories, partially offset by lower sales to existing markets resulting from a reallocation of advertising resources by the distributor.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 12% to $3.9 million in 2013 from $4.5 million in 2012, as a result of reduced demand in the domestic life insurance market, as well as the adoption by some underwriters of a “Simplified Issues” policy, pursuant to which lab-based testing is replaced by having applicants respond to a questionnaire about their behaviors.

Licensing and Product Development

Licensing and product development revenues for 2013 decreased 70% primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV collaboration agreement with Merck. No similar payment was received during 2013 because the collaboration agreement with Merck was terminated in November 2012.

Also contributing to the decline in product development revenues in 2013 was a decrease in royalties received on domestic outsales of Merck’s OTC cryosurgical wart removal product. Pursuant to a license and settlement agreement executed in January 2008, the receipt of royalties stopped in August 2013 when certain of our cryosurgical patents expired.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 43% to $20.4 million in 2013 from $14.3 million in 2012. Sales of Oragene® in the commercial market increased in 2013 primarily due to a substantial increase in orders received from an existing customer partially offset by lower sales in the academic research market in 2013 when compared to 2012 due to continued constrained research funding, particularly in North America.

CONSOLIDATED OPERATING LOSS

Consolidated gross margin was 59% in 2013 compared to 63% in 2012. This decrease was largely due to higher royalty expenses, an unfavorable change in product mix, and the absence of the $1.0 million HCV milestone payment which was received in 2012. These negative effects on gross margin were partially offset by an improvement in overhead absorption during 2013 when compared to the prior year period.

Consolidated operating loss decreased $4.1 million to $12.2 million in 2013, compared to $16.3 million in 2012. Our 2013 operating loss reflects the $8.3 million settlement payment received for the termination of our assay collaboration agreement with Roche Diagnostics partially offset by higher sales and marketing expenses associated with the promotion of our OraQuick® In-Home HIV test.

Operating Loss by Segment

OSUR Segment

OSUR’s gross margin was 57% in 2013 compared to 62% in 2012. OSUR’s 2013 margin was negatively impacted by higher lateral flow patent royalties on sales of our OraQuick® HIV products, an unfavorable change in product mix, and the absence of the $1.0 million HCV milestone payment received from Merck in the first quarter of 2012. The negative impact of these items was partially offset by an improvement in overhead absorption.

Research and development expenses declined 13% to $8.4 million in 2013 from $9.7 million in 2012, largely due to lower staffing costs and decreased spending on lab supplies. We expect OSUR’s research and development costs will increase in 2014 when compared to 2013 levels.

Sales and marketing expenses increased 29% to $39.5 million in 2013 from $30.5 million in 2012. This increase was primarily the result of higher spending associated with advertising and promotional activities for our OraQuick® In-Home HIV test. During 2013, we launched three large promotional campaigns including one in association with Earvin “Magic” Johnson, a multi-city promotional campaign to encourage consumers to get tested for HIV, and another focused on increasing brand awareness among men who have sex with men and African American consumers. We also increased our use of radio, television, print and digital advertising. Advertising and promotional costs for our OraQuick® In-Home HIV test were $18.8 million in 2013, compared to $9.9 million in 2012. We expect 2014 sales and marketing expenses to decline from 2013 levels, as a result of lower spending on advertising and promotional activities related to the OraQuick® In-Home HIV test.

General and administrative expenses decreased 4% to $18.2 million in 2013 from $19.0 million in 2012 due to lower legal and consulting expenses, partially offset by higher staffing costs. We expect general and administrative expenses to increase in 2014 when compared to 2013 levels.

All the above contributed to OSUR’s operating loss of $12.8 million, which included non-cash charges of $3.2 million for depreciation and amortization expense and $5.3 million for stock-based compensation expense.

DNAG Segment

DNAG’s gross margin was 67% in 2013 compared to 68% in 2012. This decrease was primarily the result of increased sales to a lower margin commercial customer.

Research and development expenses decreased 7% to $2.6 million in 2013 from $2.8 million in 2012 due largely to lower staffing costs and amortization expense. Sales and marketing expenses increased 7% to $7.0 million in 2013 from $6.6 million in 2012 largely due to higher staffing costs and higher sales commission expenses. General and administrative expenses remained relatively flat at $3.4 million in 2013 as compared to $3.3 million in 2012. We expect DNAG’s 2014 operating expenses to increase across all categories when compared to 2013 levels.

All of the above contributed to operating income of $687,000 for DNAG in 2013, which also included non-cash charges of $3.3 million for depreciation and amortization expense and $238,000 for stock-based compensation expense.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in 2013 and 2012. A Canadian income tax benefit of $772,000 and $1.4 million was recorded in 2013 and 2012, respectively, which was associated with certain Canadian research and development and investment tax credits and the DNAG loss before income taxes in 2012. The Canadian income tax benefit is considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Year Ended December 31, 2012 Compared to December 31, 2011

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues generated by each of our business segments and net revenues generated by licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Revenues
	2012	2011		2012	2011

OSUR	$71,495	$74,467	(4)%	82%	91%
DNAG	14,258	6,216	129	16	8

Net product revenues	85,753	80,683	6	98	99
Licensing and product development	2,067	1,198	73	2	1

Net revenues	$87,820	$81,881	7%	100%	100%

Consolidated net revenues increased 7% to $87.8 million in 2012 from $81.9 million in 2011. Net product revenues in 2012 included $14.3 million in net revenues from our molecular collection systems subsidiary, DNAG, compared to $6.2 million in 2011. Results for 2012 reflect a full twelve months of molecular collection systems sales, while 2011 results include only those revenues generated from the August 17, 2011 acquisition date of DNAG through year end.

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

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during 2012 and 2011.

	Year Ended December 31,
Market	2012	2011	% Change

Domestic HIV	$34,265	$38,722	(12)%
International HIV	3,061	3,011	2
Domestic OTC HIV	546	—	N/A

Total HIV revenues	37,872	41,733	(9)

Domestic HCV	2,805	890	215
International HCV	1,059	672	58

Total HCV revenues	3,864	1,562	147

Net OraQuick® revenues	$41,736	$43,295	(4)%

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

Domestic OraQuick® HCV sales increased to $2.8 million in 2012 from $890,000 in 2011 as result of broader adoption of our product by customers who are able to use a CLIA-waived product. We received a CLIA waiver for this product in November 2011, allowing us to sell our HCV product to many non-CLIA certified customers, such as outreach clinics, community-based organizations and physician offices. International sales of our OraQuick® HCV test increased 58% to $1.1 million in 2012 from $672,000 in 2011, largely as a result of higher sales into Latin America and Europe.

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

The table below shows a breakdown of our total net cryosurgical revenues (dollars in thousands) generated in each market during 2012 and 2011.

	Year Ended December 31,
Market	2012	2011	% Change

Domestic professional	$7,159	$6,775	6%
International professional	1,462	1,400	4
International OTC	6,255	3,871	62

Net cryosurgical systems revenues	$14,876	$12,046	23%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 6% to $7.2 million in 2012, compared to $6.8 million in 2011, due to the success of sales and promotional efforts by our distributors. During the year ended December 31, 2012, international sales of Histofreezer® increased 4% to $1.5 million compared to $1.4 million in the prior year, largely as a result of higher out-sales in Australia by our distributor in that new market.

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

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues primarily represent sales of the Oragene® product line by our subsidiary, DNAG, which we acquired in August 2011. During 2012, net DNAG revenues included several new orders from large commercial customers as well as continued strong sales into the academic research market despite funding challenges in both Canada and the United States.

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

CONSOLIDATED INCOME TAXES

As of December 31, 2012, we believed the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset was appropriate as the facts and circumstances necessitating the allowance had not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in 2012. A Canadian income tax benefit of $1.4 million was recorded in 2012 which was associated with the DNAG loss before income taxes and certain Canadian research and development and investment tax credits. The income tax benefit in 2012 was negatively impacted by a $428,000 adjustment to DNAG’s deferred tax liability recorded in the second quarter to reflect a change in the enacted Canadian provincial tax rates.

Liquidity and Capital Resources

	December 31,
	2013	2012
	(In thousands)

Cash	$93,191	$87,888
Working capital	100,590	103,483

Our cash increased $5.3 million to $93.2 million at December 31, 2013 from $87.9 million at December 31, 2012. Our working capital decreased to $100.6 million at December 31, 2013 from $103.5 million at December 31, 2012.

During 2013, we generated $8.4 million in cash from operating activities. Our net loss of $11.2 million and deferred income tax benefit of $772,000 were largely offset by non-cash stock-based compensation expense of $5.6 million and depreciation and amortization expense of $6.5 million. Included in our net loss in 2013 was an $8.3 million gain recorded for cash received as a settlement payment received from Roche Diagnostics for the termination of our assay collaboration agreement. Also contributing to the cash generated in operating activities was a $5.4 million increase in accrued expenses and other liabilities due to higher year-end accruals for management incentive bonuses and royalty obligations, a $4.3 million decrease in accounts receivable resulting from the collection of outstanding balances due at the end of 2012, a $1.5 million increase in accounts payable related to year-end inventory purchases and advertising and marketing services associated with our OraQuick® In-Home HIV test, and a $1.3 million decrease in inventory associated with our OraQuick® In-Home HIV test. Offsetting these increases to cash was a $4.4 million decrease in deferred revenue resulting from the recognition of previously deferred OraQuick® In-Home HIV test revenues and the realization of certain customer prepayments.

We used a total of $2.5 million in investing activities during 2013 to acquire property and equipment. During the year ended December 31, 2014, we expect to invest approximately $4.0 million in capital expenditures, primarily to purchase additional equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities was $420,000 in 2013, which resulted from the use of $829,000 for the repurchase of common stock related to the vesting of restricted shares partially offset by $409,000 in proceeds received from the exercise of stock options.

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

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2013 (in thousands) for future payments under contracts and other contingent commitments, for the year 2014 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter

Operating leases[1]	$853	$438	$409	$6	$—	$—	$—
Employment contracts[2]	2,943	2,072	581	290	—	—	—
Purchase obligations[3]	3,685	3,685	—	—	—	—	—
Minimum commitments under contracts[4]	2,292	500	500	500	500	292	—

Total contractual obligations	$9,773	$6,695	$1,490	$796	$500	$292	$—

[1]	Represents payments required under our operating leases. See Note 13 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 13 of the Notes to the consolidated financial statements included herein.
[3]	Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note 13 of the Notes to the consolidated financial statements included herein.
[4]	Represents payments required pursuant to certain licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 13 of the Notes to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, customer sales returns, inventories, intangible assets, income taxes, revenue recognition, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition. We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. Other than for our OraQuick® In-Home HIV tests, we do not grant price protection or product return rights to our customers except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

We began selling our OraQuick® In-Home HIV test in the third quarter of 2012. From commercial launch through November 2013, our revenue practices with respect to the OraQuick® In-Home HIV test were different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test was a new product for which we did not have a historical record of returns, we did not believe we could reasonably determine a return rate. As a result we did not recognize revenue when we shipped to the retail trade. For these product shipments, we invoiced the retailer or distributor, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the retailer or distributor as a component of inventory. We then recognized revenue upon the consummation of a sale to the retail customer either in a store or over the internet. With the passage of time, however, we concluded that we have sufficient data and visibility into our distribution channel to develop a reasonable estimate of the level of expected returns. As such, commencing in December 2013, we recognized previously deferred revenue and its related cost of goods sold, and began to recognize revenue upon shipment to the retailers or distributors.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues less an allowance for expected returns, and customer allowances for cooperative advertising discounts, rebates, and chargebacks. All of these allowances are estimates established by management, based on currently available information which are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations.

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

Customer Sales Returns and Allowances. We do not grant product return rights to our customers, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statement of operations. This estimate reflects our historical experience of sales to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2013, the reserve for sales returns and allowances was $279. If actual product returns differ materially from our reserve, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $299,000 as of December 31, 2013. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic environment could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In 2013 and 2012, we wrote-off inventory which had a cost of $1.3 million in each year. During 2011, we wrote-off inventory which had a cost of $919,000. These write-offs were as a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Stock-Based Compensation. We recognize the fair value of equity-based awards as compensation expense in our statement of operations. The fair value of our stock option awards is estimated using a Black-Scholes option valuation model. This valuation model’s computations incorporate highly subjective assumptions, such as the expected stock price volatility and the estimated life of each award. The fair value of the options, after considering the effect of expected forfeitures, is then amortized, generally on a straight-line basis, over the related vesting period of the option. The fair value of our restricted shares is based on the market value of the shares at the date of grant and is recognized on a straight-line basis over the related vesting period of the award.

Long-Lived and Intangible Assets. Our long-lived assets are comprised of property and equipment, intangible assets and goodwill. Together, these assets had a net book value of $63.9 million, or 35% of our total assets, as of December 31, 2013. Property and equipment and intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2013 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2013 or 2012. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

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

We performed our annual impairment assessment as of July 31, 2013 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying amount. We performed our last quantitative impairment test for goodwill as of July 31, 2012 and determined there was no impairment. That quantitative assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179) by approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Deferred Tax Assets and Liabilities. At December 31, 2013, we had federal NOL carryforwards of $73.3 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences was $37.6 million at December 31, 2013. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. net deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our net deferred tax asset in the immediate future. Each year, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2013 and 2012 associated with the operations subject to income tax in the U.S.

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

In connection with the DNAG acquisition in August 2011, a deferred tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. For the years ended December 31, 2013, 2012 and 2011, we recorded a Canadian income tax benefit of $772,000, $1.4 million and $869,000, respectively, associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes in 2012 and 2011. The income tax benefit associated with DNAG was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

As of December 31, 2013, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada and Europe, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 5.0% of our total consolidated net revenues for the year ended December 31, 2013. We expect our international business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2014

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Douglas A. Michels
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Douglas A. Michels	President, Chief Executive Officer and Director (Principal Executive Officer)
Douglas A. Michels

/s/ Ronald H. Spair	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
Ronald H. Spair

/s/ Mark L. Kuna	Senior Vice President, Finance and Controller (Principal Accounting Officer)
Mark L. Kuna

*MICHAEL CELANO	Director
Michael Celano

*RONNY B. LANCASTER	Director
Ronny B. Lancaster

*GERALD M. OSTROV	Director
Gerald M. Ostrov

*CHARLES W. PATRICK	Director
Charles W. Patrick

*ROGER L. PRINGLE	Director
Roger L. Pringle

*STEPHEN S. TANG	Director
Stephen S. Tang

*DOUGLAS G. WATSON	Director
Douglas G. Watson

*By:	/s/ Jack E. Jerrett
Jack E. Jerrett
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2014

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$93,191	$87,888
Accounts receivable, net of allowance for doubtful accounts of $299 and $285	12,957	17,469
Inventories	11,444	12,758
Prepaid expenses	1,712	1,719
Deferred income taxes	71	—
Other current assets	200	283

Total current assets	119,575	120,117

PROPERTY AND EQUIPMENT, net	17,933	18,546

INTANGIBLE ASSETS, net	22,226	27,207

GOODWILL	23,782	25,445

OTHER ASSETS	729	124

	$184,245	$191,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,834	$3,380
Deferred revenue	1,119	5,504
Accrued expenses	13,032	7,750

Total current liabilities	18,985	16,634

OTHER LIABILITIES	677	89

DEFERRED INCOME TAXES	3,437	4,401

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,632 and 55,281 shares issued and outstanding	—	—
Additional paid-in capital	338,674	333,522
Accumulated other comprehensive loss	(3,797)	(666)
Accumulated deficit	(173,731)	(162,541)

Total stockholders’ equity	161,146	170,315

	$184,245	$191,439

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2013	2012	2011
NET REVENUES:
Product	$98,317	$85,753	$80,683
Licensing and product development	623	2,067	1,198

	98,940	87,820	81,881

COST OF PRODUCTS SOLD	40,351	32,249	30,164

Gross profit	58,589	55,571	51,717

OPERATING EXPENSES:
Research and development	10,932	12,445	18,406
Sales and marketing	46,465	37,087	22,383
General and administrative	21,654	22,309	20,325
Gain on contract termination settlement	(8,300)	—	—

	70,751	71,841	61,114

Operating loss	(12,162)	(16,270)	(9,397)

INTEREST EXPENSE	—	(172)	(316)

OTHER INCOME (EXPENSE)	200	(70)	3

Loss before income taxes	(11,962)	(16,512)	(9,710)

INCOME TAX BENEFIT	(772)	(1,397)	(869)

NET LOSS	$(11,190)	$(15,115)	$(8,841)

LOSS PER SHARE:
BASIC	$(0.20)	$(0.29)	$(0.19)

DILUTED	$(0.20)	$(0.29)	$(0.19)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	55,555	51,457	46,908

DILUTED	55,555	51,457	46,908

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2013	2012	2011

NET LOSS	$(11,190)	$(15,115)	$(8,841)

OTHER COMPEHENSIVE INCOME (LOSS)

Currency translation adjustments	(3,131)	1,298	(1,729)

Other comprehensive income (loss)	(3,131)	1,298	(1,729)

COMPREHENSIVE LOSS	$(14,321)	$(13,817)	$(10,570)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2011	46,226	$—	$241,663	$(235)	$(138,585)	$102,843
Common stock issued upon exercise of options	880	—	4,783	—	—	4,783
Vesting of restricted stock	421	—	—	—	—	—
Purchase and retirement of treasury shares	(134)	—	(909)	—	—	(909)
Compensation cost for restricted stock	—	—	2,521	—	—	2,521
Compensation cost for stock option grants	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(8,841)	(8,841)
Currency translation adjustments	—	—	—	(1,729)	—	(1,729)

Balance at December 31, 2011	47,393	—	249,640	(1,964)	(147,426)	100,250
Common stock issued upon exercise of options	1,476	—	10,040	—	—	10,040
Vesting of restricted stock	454	—	—	—	—	—
Issuance of common stock for public equity offering	6,100		70,246	—	—	70,246
Purchase and retirement of treasury shares	(142)	—	(1,560)	—	—	(1,560)
Compensation cost for restricted stock	—	—	2,894	—	—	2,894
Compensation cost for stock option grants	—	—	2,262	—	—	2,262
Net loss	—	—		—	(15,115)	(15,115)
Currency translation adjustments	—	—	—	1,298	—	1,298

Balance at December 31, 2012	55,281	—	333,522	(666)	(162,541)	170,315
Common stock issued upon exercise of options	80	—	409	—	—	409
Vesting of restricted stock	395	—	—	—	—	—
Purchase and retirement of treasury shares	(124)	—	(829)	—	—	(829)
Compensation cost for restricted stock	—	—	2,878	—	—	2,878
Compensation cost for stock option grants	—	—	2,694	—	—	2,694
Net loss	—	—	—	—	(11,190)	(11,190)
Currency translation adjustments	—	—	—	(3,131)	—	(3,131)

Balance at December 31, 2013	55,632	$0	$338,674	$(3,797)	$(173,731)	$161,146

See accompanying notes to the consolidated financial statements

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31
	2013	2012	2011
OPERATING ACTIVITIES:
Net loss	$(11,190)	$(15,115)	$(8,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,572	5,197	4,100
Depreciation and amortization	6,552	7,250	4,891
Deferred income taxes	(772)	(1,397)	(868)
Inventory purchase accounting step-up adjustment	—	16	852
Changes in assets and liabilities
Accounts receivable	4,337	(220)	(3,377)
Inventories	1,268	(3,139)	(1,757)
Prepaid expenses and other assets	51	(99)	491
Accounts payable	1,510	(791)	911
Deferred revenue	(4,365)	4,178	112
Accrued expenses and other liabilities	5,422	(1,253)	492

Net cash provided by (used in) operating activities	8,385	(5,373)	(2,994)

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of short-term investments	—	—	1,895
Acquisition of DNA Genotek Inc., net of cash acquired	—	—	(49,730)
Purchases of property and equipment	(2,462)	(2,019)	(2,505)

Net cash used in investing activities	(2,462)	(2,019)	(50,340)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(7,292)	(500)
Proceeds from the issuance of common stock, net of expenses	—	70,246	—
Proceeds from exercise of stock options	409	10,040	4,783
Repurchase of common stock	(829)	(1,560)	(909)

Net cash (used in) provided by financing activities	(420)	71,434	3,374

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(200)	(32)	(5)

NET INCREASE (DECREASE) IN CASH	5,303	64,010	(49,965)

CASH, BEGINNING OF PERIOD	87,888	23,878	73,843

CASH, END OF PERIOD	$93,191	$87,888	$23,878

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1.	THE COMPANY:

We manufacture and market oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. In September 2012, we began selling our OraQuick® In-Home HIV test, the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our OTC HIV and cryosurgical products are sold to retail pharmacies and mass merchandisers, and to consumers over the internet.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of OraSure and its wholly-owned subsidiary, DNA Genotek Inc. (“DNAG” and, collectively with OraSure, the “Company”). All intercompany transactions and balances have been eliminated. Certain amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as calculations related to contingencies and accruals, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets, reductions in government funding, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Supplemental Cash Flow Information

On July 30, 2012, we repaid the balance of our long-term debt so we paid no interest during 2013. In 2012 and 2011, we paid interest of $199 and $318, respectively.

In 2013, we paid state income taxes of $27. In 2012, we paid foreign and state income taxes of $22. In 2011, we received a refund of $15 for federal and state income taxes, net of state taxes paid.

In 2013, 2012 and 2011, we recorded through the consolidated statements of operations an increase in our allowance for doubtful accounts of $18, $115 and $64, respectively.

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

We performed our annual impairment assessment as of July 31, 2013 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying amount. We performed our last quantitative impairment test for goodwill as of July 31, 2012 and determined there was no impairment. That quantitative assessment determined that our DNAG reporting unit had a fair value in excess of its carrying value (including goodwill of $25,179), of approximately 13%. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of December 31, 2013, we believe no indicators of impairment exist.

Impairment of Long-Lived Assets

We assess the recoverability of the affected long-lived assets, which include property and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows from the use and eventual disposition of the asset. If indicators of impairment exist, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets.

Revenue Recognition

We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. Other than for our OraQuick® In-Home HIV tests, we do not grant price protection or product return rights to our customers except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

We began selling our OraQuick® In-Home HIV test in the third quarter of 2012. From launch through November 2013, our revenue practices with respect to the OraQuick® In-Home HIV test were different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test was a new product for which we did not have a historical record of returns, we did not believe we could reasonably determine a return rate. As a result we initially did not recognize revenue when we shipped to the retail trade. For these product shipments, we invoiced the retailer or distributor, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the retailer or distributor as a component of inventory. We then recognized revenue upon the consummation of a sale to the retail customer either in a store or over the internet. With the passage of time, however, we concluded that we have sufficient data and visibility into our distribution channel to develop a reasonable estimate of the level of expected returns. As such, commencing in December 2013, we recognized previously deferred revenue and its related cost of goods sold, and began to recognize revenue for this product upon shipment to the retailers or distributors.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising discounts, rebates, and chargebacks. All of these allowances are estimates established by management, based on currently available information and are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations.

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

Customer Sales Returns and Allowances

We do not grant product return rights to our customers, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statement of operations. This estimate reflects our historical experience of sales to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2013, the reserve for sales returns and allowances was $279. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue at December 31, 2013 and 2012 included customer prepayments of $1,119 and $1,880, respectively. As of December 31, 2012, it also included $3,700 related to OraQuick® In-Home HIV tests, representing the value of product held by those retailers or distributors having product return rights. As previously discussed, in December 2013 we recognized all of the previously deferred revenue related to our OraQuick® In-Home HIV test.

Customer and Vendor Concentrations

We had no significant concentrations (greater than 10%) in accounts receivable as of December 31, 2013. As of December 31, 2012, one of our customers, CVS Distribution, Inc., accounted for approximately 11% of our accounts receivable balance. We had no significant concentrations (greater than 10%) in revenues for the years ended December 31, 2013, 2012 or 2011.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2013, 2012, and 2011, we incurred $17,142, $6,310, and $130, respectively, in advertising expenses. 2013 and 2012 expenses include costs associated with our OraQuick® In-Home HIV test which we began selling in the consumer retail market in the fourth quarter of 2012.

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

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 5,924, 5,314, and 6,296 shares were outstanding as of December 31, 2013, 2012 and 2011, respectively. As a result of our net losses for the years ended December 31, 2013, 2012 and 2011, these shares were excluded from the respective period’s computation of diluted loss per share, as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

Our accumulated other comprehensive loss for 2013, 2012, and 2011 consisted of foreign currency translation adjustments.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The ($3,131), $1,298 and ($1,729) currency translation adjustments recorded in 2013, 2012 and 2011, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

We offer a nonqualified deferred compensation plan for highly compensated employees. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2013 and 2012 was $677 and $89, respectively, and was calculated using the quoted market price of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments.

3.	BUSINESS COMBINATION:

On August 17, 2011 (the “Acquisition Date”), we acquired all of the outstanding capital stock of DNAG, pursuant to the terms of a Support Agreement dated July 25, 2011. The purchase price was $49,750 CDN ($50,467 in U.S. dollars at the Acquisition Date exchange rate) and was funded by OraSure with cash on hand. The purchase price consisted of $50,000 CDN ($50,710 million in U.S. dollars at the Acquisition Date exchange rate) less a $250 CDN ($254 U.S. dollars) working capital adjustment received in the fourth quarter of 2011. Of the original $50,000 CDN purchase price, $5,000 CDN (or $5,071 in U.S. dollars at the Acquisition Date exchange rate) was deposited in escrow pursuant to the related support agreement. The payment for the working capital adjustment was funded from the escrow account. Subject to certain adjustments and the processing of any indemnification claims, $1.9 million CDN was released from the escrow fund to the seller in February 2013 with the balance released in February 2014.

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

The following unaudited condensed consolidated pro forma information sets forth the revenues, net loss and net loss per share of the Company for the year ended December 31, 2011, as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information presented below is not necessarily indicative of the results that would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

Total revenues	$89,966
Net loss	(10,911)
Loss per share:
Basic and diluted	$(0.23)

The supplemental pro forma results for the year ended December 31, 2011 exclude $2,634 of transaction costs incurred by OraSure that were recorded in operating expenses.

4.	INVENTORIES:

	December 31,
	2013	2012

Raw materials	$6,700	$6,777
Work in process	833	393
Finished goods	3,911	5,588

	$11,444	$12,758

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2013	2012

Land	$1,118	$1,118
Buildings and improvements	16,977	16,589
Machinery and equipment	19,199	18,423
Computer equipment and software	6,443	5,989
Furniture and fixtures	1,731	1,692
Construction in progress	855	581

	46,323	44,392

Less accumulated depreciation	(28,390)	(25,846)

	$17,933	$18,546

Depreciation expense was $3,026, $3,347, and $2,934 for 2013, 2012, and 2011, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2013	2012

Balance as of January 1	$25,445	$24,740
Increase (decrease) related to foreign currency translation	(1,663)	705

Balance as of December 31	$23,782	$25,445

Intangible assets consist of the following:

		December 31, 2013
	Amortization Period (Years)	Gross	Accumulated Amortization	Net

Customer list	10	$11,795	$(2,701)	$9,094
Patents and product rights	3-10	10,449	(7,466)	2,983
Acquired technology	7	9,162	(2,952)	6,210
Tradename	15	4,521	(715)	3,806
Non-compete agreements	1-3	787	(654)	133

		$36,714	$(14,488)	$22,226

		December 31, 2012
	Amortization Period (Years)	Gross	Accumulated Amortization	Net

Customer list	10	$12,619	$(1,673)	$10,946
Patents and product rights	3-10	10,449	(6,926)	3,523
Acquired technology	7	9,802	(1,829)	7,973
Tradename	15	4,837	(443)	4,394
Non-compete agreements	1-3	842	(471)	371

		$38,549	$(11,342)	$27,207

Patents and products rights are made up of the following:

	December 31,
	2013	2012
HIV-related	$1,900	$1,900
HCV-related	4,500	4,500
Lateral flow-related	1,500	1,500
Cryosurgery-related	2,549	2,549

	10,449	10,449
Less accumulated amortization	(7,466)	(6,926)

	$2,983	$3,523

Amortization expense for 2013, 2012, and 2011 was $3,526, $3,903, and $1,957, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2014	$3,394
2015	3,216
2016	3,216
2017	3,216
2018	3,212
Beyond	5,972

7.	ACCRUED EXPENSES:

	December 31,
	2013	2012

Payroll and related benefits	$5,827	$4,248
Royalties	4,374	1,948
Professional fees	749	413
Other	2,082	1,141

	$13,032	$7,750

8.	LONG-TERM DEBT:

As of December 31, 2011, we had in place a $10,000,000 credit facility (the “Credit Facility”), as amended, with Comerica Bank (“Comerica”). Pursuant to the terms of the Credit Facility, principal and interest fixed at 4.15% per annum were payable monthly through August 27, 2012, at which time the remaining unpaid principal balance was payable. On July 30, 2012, we repaid the $7,042 principal balance outstanding under the Credit Facility and it was terminated.

9.	INCOME TAXES:

Income (loss) before income tax benefit consists of the following:

	Years Ended December 31,
	2013	2012	2011

United States	$(12,833)	$(13,515)	$(8,147)
Canada	871	(2,997)	(1,563)

	$(11,962)	$(16,512)	$(9,710)

The components of the income tax benefit for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011

Deferred
Federal	$(4,280)	$(4,370)	$(2,674)
State	(323)	(272)	(273)
Canada	(772)	(1,397)	(869)

	(5,375)	(6,039)	(3,816)
Increase in valuation allowance	4,603	4,642	2,947

Total income tax benefit	$(772)	$(1,397)	$(869)

For the years ended December 31, 2013, 2012 and 2011, we recorded a foreign deferred tax benefit of $772, $1,397 and $869, respectively, associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes in 2012 and 2011. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG. The deferred tax benefit for the year ended December 31, 2012 was negatively impacted by a $428 adjustment to DNAG’s deferred tax liability recorded in the second quarter of 2012 to reflect a change in the enacted Canadian provincial tax rates.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)	(1.2)	(1.9)
Canadian income taxes	(6.5)	(8.5)	(8.9)
Nondeductible expenses and other	(0.4)	1.0	5.3
U.S. research and development credits	—	(0.3)	(5.7)
Change in valuation allowance, federal and state	36.0	34.5	36.3

Effective tax rate	(6.5)%	(8.5)%	(8.9)%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$25,751	$21,207
Inventories	1,531	1,781
Capitalized research and development costs	5,276	6,148
Accruals and reserves currently not deductible	2,048	1,205
Patent costs	865	1,202
Acquired intangible assets	(5,099)	(6,278)
Depreciation and amortization	(751)	(744)
Stock-based compensation	4,704	4,176
Investment tax credit carryforward	1,230	918
Research and development tax credit carryforward	2,076	2,378

Net deferred tax asset	37,631	31,993
Valuation allowance	(40,997)	(36,394)

Net deferred tax liability	$(3,366)	$(4,401)

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2013 and 2012 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the years ended December 31, 2013, 2012, or 2011.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs

2018 - 2019	$16,377
2020 - 2024	16,398
2025 - 2031	14,476
2032 - 2033	26,030

$73,281

The Tax Reform Act of 1986 contains provisions that limit the annual amount of NOLs available to be used in any given year in the event of a significant change in ownership. On September 29, 2000, two separate companies, STC Technologies, Inc. and Epitope, Inc., merged to form OraSure. A significant change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred in connection with this merger. As such, the utilization of NOLs generated prior to September 29, 2000 is limited to approximately $13,700 per year. We do not believe that this limitation will have a material adverse impact on the utilization of our Federal NOL carryforwards in future years.

As of December 31, 2013, our gross unrecognized tax benefits totaled $2,051 and based upon the valuation allowance for our U.S. operations, the recognition of any tax benefit would not impact our effective tax rate.

We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2013, 2012 and 2011. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended December 31, 2001 through 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance as of January 1	$2,011	$2,015	$2,090
Additions based on tax positions related to the current period	—	—	53
Additions for tax positions of prior periods	40	67	19
Reductions for tax positions of prior periods	—	(71)	(147)

Balance as of December 31	$2,051	$2,011	$2,015

10.	STOCKHOLDERS’ EQUITY:

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

As of December 31, 2013, 2,019 shares were available for future grants under the Stock Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2013	2012	2011

Risk-free interest rate(1)	1.47%	0.99%	1.36%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	51%	52%	54%
Expected life of stock options (in years)(2)	7	6	4

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $3.58, $5.38 and $2.82, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2013	2012	2011
Total compensation cost during the year	$2,694	$2,262	$1,579
Amounts capitalized into inventory during the year	(128)	(90)	(58)
Amounts recognized in cost of products sold for amounts previously capitalized	99	58	36

Amounts charged against income	$2,665	$2,230	$1,557

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $125, $6,961, and $2,490, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2011	5,504	$6.83
Granted	1,143	6.78
Exercised	(880)	5.44
Expired	(163)	10.74
Forfeited	(188)	8.11

Outstanding on December 31, 2011	5,416	6.89
Granted	783	11.18
Exercised	(1,476)	6.80
Expired	(12)	6.07
Forfeited	(67)	7.49

Outstanding on December 31, 2012	4,644	7.64
Granted	984	6.94
Exercised	(80)	5.07
Expired	(82)	7.59
Forfeited	(195)	7.87

Outstanding on December 31, 2013	5,271	$7.54	6.0	$1,595

Vested or expected to vest as of December 31, 2013	5,152	$7.54	6.0	$1,591

Exercisable on December 31, 2013	3,705	$7.39	5.0	$1,555

As of December 31, 2013, there was $5,141 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.5 years.

Net cash proceeds from the exercise of stock options were $409, $10,040 and $4,783 for the years ended December 31, 2013, 2012 and 2011, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2013:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.55 - $5.19	860	8.2	$4.47	846	$4.46
$5.60 - $6.37	396	4.9	5.79	279	5.73
$6.63	704	6.9	6.63	506	6.63
$6.67	1	4.2	6.67	1	6.67
$7.05	809	9.0	7.05	—	—
$7.33 - $8.20	833	3.0	8.00	773	8.05
$8.21 - $9.04	567	3.4	8.53	562	8.53
$9.05 - $10.99	415	2.0	9.63	411	9.62
$11.30	684	7.9	11.30	325	11.30
$12.14	2	4.6	12.14	2	12.14

	5,271	6.0	$7.54	3,705	$7.39

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,878, $2,894 and $2,521 related to restricted shares was recognized during the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2011	792	$5.28
Granted	527	6.53
Vested	(422)	5.47
Forfeited	(18)	6.63

Issued and unvested, December 31, 2011	879	5.91
Granted	259	11.31
Vested	(454)	5.56
Forfeited	(14)	7.77

Issued and unvested, December 31, 2012	670	8.19
Granted	438	6.30
Vested	(395)	7.81
Forfeited	(60)	8.27

Issued and unvested, December 31, 2013	653	$7.15

Issued and expected to vest, December 31, 2013	653	$7.15

As of December 31, 2013, there was $2,403 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.

In connection with the vesting of restricted shares during the years ended December 31, 2013, 2012 and 2011, we purchased and immediately retired 124, 142 and 134 shares with aggregate values of $829, $1,560 and $909, respectively, in satisfaction of minimum tax withholding obligations.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2013, 2012 or 2011.

Public Equity Offering

On July 11, 2012, we completed a public offering of 6,100 common shares, at a price of $12.30 per share, raising $75,030 before expenses of the offering. In connection with the offering, we paid $4,502 in underwriting discounts and commissions and incurred $282 in additional offering expenses.

11.	TERMINATION SETTLEMENT:

On November 21, 2013, we terminated our assay collaboration agreement with Roche Diagnostics (“Roche”). Pursuant to this termination agreement, Roche paid us $8,300 which was recorded as a reduction of operating expense on our consolidated statement of operations. Roche agreed to provide certain transitional product support services to us and will continue to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We have the right to stop the supply of assays prior to the end of this five-year period and could receive an additional payment from Roche of up to $5.5 million depending on how early in that five-year period the supply authorization is ended.

12.	BUSINESS SEGMENT INFORMATION:

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of oral fluid diagnostic products and specimen collection devices and the manufacture and sale of medical devices used for the removal of benign skin lesions by cryosurgery; and our molecular collection systems or “DNAG” business, which consists primarily of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Revenues from OSUR’s OTC products primarily result from sales to retail pharmacies and mass merchandisers and to consumers over the internet. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the commercial market which consists of companies and other entities engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing, as well as products sold into the academic research market, which consists of research laboratories, universities and hospitals.

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

The following table summarizes segment information for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Net revenues:
OSUR	$78,559	$73,562	$75,665
DNAG	20,381	14,258	6,216

Total	$98,940	$87,820	$81,881

Operating income (loss):
OSUR	$(12,849)	$(13,395)	$(7,855)
DNAG	687	(2,875)	(1,542)

Total	$(12,162)	$(16,270)	$(9,397)

Depreciation and amortization:
OSUR	$3,225	$3,530	$3,550
DNAG	3,327	3,720	1,341

Total	$6,552	$7,250	$4,891

Capital expenditures:
OSUR	$1,687	$1,794	$2,345
DNAG	775	225	160

Total	$2,462	$2,019	$2,505

	December 31,
	2013	2012
Total assets:
OSUR	$130,848	$137,258
DNAG	53,397	54,181

Total	$184,245	$191,439

Our products are sold principally in the United States, Canada and Europe.

The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Years Ended December 31,
	2013	2012	2011

United States	$77,194	$67,460	$67,644
Europe	11,081	10,131	7,506
Other regions	10,665	10,229	6,731

	$98,940	$87,820	$81,881

The following table represents total long-lived assets by geographic area:

	December 31,
	2013	2012

United States	$16,925	$17,868
Canada	975	589
Other regions	33	89

	$17,933	$18,546

13.	COMMITMENTS AND CONTINGENCIES:

Sublicense Agreement

In June 2004, we entered into a sublicense agreement with a third party, pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. Under the terms of this sublicense agreement, we are obligated to pay royalties based on a percentage of our net sales of certain products, which incorporate the technology covered by the licensed patents. Royalties are expensed as an element of cost of goods sold. Future minimum payments under this agreement are as follows:

2014	$500
2015	500
2016	500
2017	500
2018	292

$2,292

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and domestic warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2014	$438
2015	409
2016	6

$853

Rent expense for 2013, 2012 and 2011 was $600, $510, and $307, respectively.

Purchase Commitments

As of December 31, 2013, we had outstanding non-cancelable purchase commitments in the amount of $3,685 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, which extend through 2016, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $2,072, $581, and $290 in 2014, 2015, and 2016, respectively.

Litigation

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected to have a material adverse effect on our future financial position or results of operations.

14.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. Contributions to the 401(k) Plan, net of forfeitures, were $553, $592, and $533 in 2013, 2012, and 2011, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2013 and 2012, the value of the assets associated with this plan was $677 and $89, respectively, and is included in other assets in our consolidated balance sheet. Our obligation related to the deferred compensation plan is included in other liabilities in our consolidated balance sheet. As of December 31, 2013 and 2012, our total obligation under this plan was $677 and $89, respectively.

Effective January 2, 2012, all regular full-time employees of DNAG are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2 per year. Contributions to the RRSP were $126 and $113 in 2013 and 2012, respectively.

15.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2013 and 2012. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2013 Results
	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net revenues	$21,164	$24,337	$24,671	$28,768	(1)
Costs and expenses	31,753	29,913	26,731	22,705	(2)

Operating income (loss)	(10,589)	(5,576)	(2,060)	6,063
Other income (expense), net	(47)	42	41	164

Income (loss) before income taxes	(10,636)	(5,534)	(2,019)	6,227
Income tax expense (benefit)	(410)	(249)	(127)	14

Net income (loss)	$(10,226)	$(5,285)	$(1,892)	$6,213

Earnings (loss) per share
Basic	$(0.18)	$(0.10)	$(0.03)	$0.11

Diluted	$(0.18)	$(0.10)	$(0.03)	$0.11

(1)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV tests.
(2)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay collaboration with Roche Diagnostics, which was recorded as a reduction of operating expenses in the current period.

	2012 Results
	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net revenues	$20,944	$22,616	$22,115	$22,145
Costs and expenses	24,596	26,156	25,043	28,295

Operating loss	(3,652)	(3,540)	(2,928)	(6,150)
Other income (expense), net	(120)	(113)	(35)	26

Loss before income taxes	(3,772)	(3,653)	(2,963)	(6,124)
Income tax benefit	(521)	(91)	(527)	(258)

Net loss	$(3,251)	$(3,562)	$(2,436)	$(5,866)

Loss per share
Basic	$(0.07)	$(0.07)	$(0.04)	$(0.11)

Diluted	$(0.07)	$(0.07)	$(0.04)	$(0.11)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, Inc., amended and restated as of August 18, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.6	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.7	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.8	Employment Agreement, dated September 23, 2005, between OraSure Technologies, Inc. and Stephen R. Lee, Ph.D., is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed September 28, 2005.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.10	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Stephen R. Lee, Ph.D., is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.12	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

Exhibit Number	Exhibit

10.13	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.15	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.16	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.18	Description of Non-Employee Director Compensation Policy, as amended as of November 14, 2011, is incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.19	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.20	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.21	Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective as of February 12, 2013 is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.22	Form of Restricted Share Grant Agreement (Executive Officers) is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.23	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24	Nonqualified Stock Option Award General Terms and Conditions (Executive Officers) is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.25	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.26	Description of the OraSure Technologies, Inc. 2013 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

10.27	Description of Long-Term Incentive Plan, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

10.28	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

Exhibit Number	Exhibit

10.28	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.29	Settlement Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.30	License Agreement, effective as of November 17, 2009, by and among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.32	Settlement and Restated Supply Agreement, dated as of November 18, 2013, between F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH, Roche Diagnostics Operations, Inc. and OraSure Technologies, Inc.**

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit were omitted pursuant to an application for confidential treatment and filed separately with the Securities and Exchange Commission.