Form 10-Q
period 2014-09-30
ORASURE TECHNOLOGIES INC
filed 2014-11-07
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of November 4, 2014: 56,056,813 shares.

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$93,855	$93,191
Short-term investments	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $288 and $299	14,920	12,957
Inventories	14,843	11,444
Prepaid expenses	1,089	1,712
Deferred income taxes	67	71
Other current assets	273	200

Total current assets	130,047	119,575
PROPERTY AND EQUIPMENT, net	17,958	17,933
INTANGIBLE ASSETS, net	18,831	22,226
GOODWILL	22,562	23,782
OTHER ASSETS	1,102	729

	$190,500	$184,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,510	$4,834
Deferred revenue	11,540	1,119
Accrued expenses	9,203	13,032

Total current liabilities	25,253	18,985

OTHER LIABILITIES	1,090	677

DEFERRED INCOME TAXES	3,233	3,437

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 56,052 and 55,632 shares issued and outstanding	—	—
Additional paid-in capital	342,865	338,674
Accumulated other comprehensive loss	(6,248)	(3,797)
Accumulated deficit	(175,693)	(173,731)

Total stockholders’ equity	160,924	161,146

	$190,500	$184,245

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET REVENUES:
Product	$24,447	$24,524	$73,610	$69,549
Licensing and product development	3,398	147	4,173	623

	27,845	24,671	77,783	70,172
COST OF PRODUCTS SOLD	9,140	9,738	29,135	28,711

Gross profit	18,705	14,933	48,648	41,461

OPERATING EXPENSES:
Research and development	2,990	2,670	8,242	8,720
Sales and marketing	9,216	8,981	30,828	35,224
General and administrative	5,617	5,342	17,317	15,742
Gain on contract termination settlement	—	—	(5,500)	—

	17,823	16,993	50,887	59,686

Operating income (loss)	882	(2,060)	(2,239)	(18,225)
OTHER INCOME	268	41	244	36

Income (loss) before income taxes	1,150	(2,019)	(1,995)	(18,189)
INCOME TAX EXPENSE (BENEFIT)	10	(127)	(33)	(786)

NET INCOME (LOSS)	$1,140	$(1,892)	$(1,962)	$(17,403)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.02	$(0.03)	$(0.04)	$(0.31)

DILUTED	$0.02	$(0.03)	$(0.04)	$(0.31)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	56,018	55,592	55,897	55,534

DILUTED	56,666	55,592	55,897	55,534

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$1,140	$(1,892)	$(1,962)	$(17,403)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(2,295)	876	(2,451)	(1,709)

Other comprehensive income (loss)	(2,295)	876	(2,451)	(1,709)
COMPREHENSIVE LOSS	$(1,155)	$(1,016)	$(4,413)	$(19,112)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(1,962)	$(17,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,284	4,187
Depreciation and amortization	4,732	4,846
Unrealized foreign currency loss	(73)	—
Deferred income taxes	(33)	(786)
Changes in assets and liabilities
Accounts receivable	(2,111)	3,127
Inventories	(3,444)	745
Prepaid expenses and other assets	576	(554)
Accounts payable	(284)	497
Deferred revenue	10,433	(1,098)
Accrued expenses and other liabilities	(3,734)	3,297

Net cash provided by (used in) operating activities	8,384	(3,142)

INVESTING ACTIVITIES:
Purchases of short term investments	(9,407)	—
Proceeds from maturities of short term investments	4,432	—
Purchases of property and equipment	(2,353)	(1,696)

Net cash used in investing activities	(7,328)	(1,696)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	546	317
Repurchase of common stock	(639)	(817)

Net cash used in financing activities	(93)	(500)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(299)	40
NET INCREASE (DECREASE) IN CASH	664	(5,298)
CASH, BEGINNING OF PERIOD	93,191	87,888

CASH, END OF PERIOD	$93,855	$82,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$42	$28

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

We develop, manufacture, market and sell oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care and tests that are processed in a laboratory. We sell the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our OTC HIV and cryosurgical products are available at retail pharmacies and mass merchandisers, and our OTC HIV product is also sold to consumers over the internet.

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations expected for the full year.

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

Our available-for-sale securities as of September 30, 2014 consisted of guaranteed investment certificates with amortized cost and fair value of $5,000. As of December 31, 2013, we had no available-for-sale securities.

Fair Value of Financial Instruments. As of September 30, 2014, the carrying values of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of September 30, 2014 and December 31, 2013 was $1,090 and $677, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

All of our available-for-sale securities were classified and measured as Level 1 instruments as of September 30, 2014.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	September 30, 2014	December 31, 2013
Raw materials	$6,772	$6,700
Work in process	937	833
Finished goods	7,134	3,911

	$14,843	$11,444

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold or otherwise disposed of, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations. Accumulated depreciation of property and equipment as of September 30, 2014 and December 31, 2013 was $30,603 and $28,390, respectively.

Intangible Assets. Intangible assets consist of the following:

		September 30, 2014
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$11,190	$(3,370)	$7,820
Patents and product rights	3-10	10,449	(7,844)	2,605
Acquired technology	7	8,692	(3,682)	5,010
Tradename	15	4,289	(893)	3,396

		$34,620	$(15,789)	$18,831

		December 31, 2013
	Amortization Period(Years)	Gross	Accumulated Amortization	Net
Customer list	10	$11,795	$(2,701)	$9,094
Patents and product rights	3-10	10,449	(7,466)	2,983
Acquired technology	7	9,162	(2,952)	6,210
Tradename	15	4,521	(715)	3,806
Non-compete agreements	1-3	787	(654)	133

		$36,714	$(14,488)	$22,226

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

We performed our last annual impairment assessment as of July 31, 2014 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying amount. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of September 30, 2014, we believe no indicators of impairment exist.

The change in goodwill from $23,782 as of December 31, 2013 to $22,562 as of September 30, 2014 is a result of foreign currency translation.

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

We began selling our OraQuick® In-Home HIV test in the third quarter of 2012. From launch through November 2013, our revenue recognition practices with respect to the OraQuick® In-Home HIV test were different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test was a new product for which we did not have a historical record of returns, we did not believe we could reasonably determine a return rate. As a result, initially we did not recognize revenue when we shipped to the retail trade. For these product shipments, we invoiced the retailer or distributor, recorded deferred revenue at gross invoice sales price, and classified the cost basis of the product held by the retailer or distributor as a component of inventory. We then recognized revenue upon the consummation of a sale to the consumer either in a store or over the internet. With the passage of time, however, we concluded that we have sufficient data and visibility into our distribution channel to develop a reasonable estimate of the level of expected returns. As such, commencing in December 2013, we recognized previously deferred revenue and its related cost of goods sold, and began to recognize revenue for this product upon shipment to the retailers or distributors. Accordingly, revenues in the first nine months of 2014 were recorded based upon shipments into the distribution channel, while revenues in the first nine months of 2013 were recorded based upon the consummation of a sale to the consumer.

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

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee and is recorded as licensing and product development revenue in our statements of operations.

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

Under the terms of our agreement, we have granted exclusive promotion rights to AbbVie for the OraQuick® HCV Rapid test in certain markets and we have agreed to develop, implement, administer and maintain a patient care database for the exclusive use of AbbVie. This patient care database will be used to compile patient information regarding new individuals who have tested positive for HCV using our OraQuick® HCV Rapid test. We have also jointly agreed with AbbVie to co-promote our OraQuick® HCV Rapid test in certain market segments, namely: healthcare providers such as primary care physicians, gastroenterologists, hepatologists and infectious disease specialists; employers and employee groups experiencing a high HCV prevalence rate, such as the long-haul trucking industry; and national retail pharmacies and retail clinics that perform routine healthcare screening services.

In exchange for these exclusive rights and other services, we will receive up to $75,000 in payments over the term of the agreement which expires on December 31, 2019. We will recognize revenues from these periodic payments ratably, over the life of the agreement. In addition, if certain performance-based milestones are achieved, we could be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3,500 to $55,500 annually over the life of the agreement. The first performance-based milestone period ends on December 31, 2015. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Payments received under this agreement will be recorded as licensing and product development revenue in our statements of operations.

Customer Sales Returns and Allowances. We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of September 30, 2014 and December 31, 2013, the reserve for sales returns and allowances was $398 and $279, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Termination Settlement. On November 21, 2013, we terminated our assay development collaboration with Roche Diagnostics (“Roche”). Pursuant to a termination agreement, Roche paid us $8,300 which was recorded as a reduction of operating expense in our consolidated statement of operations for the quarter ended December 31, 2013. Roche agreed to provide certain transitional product support services to us and to continue to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We had the right to stop the supply of assays prior to the end of this five-year period and to receive an additional payment from Roche of up to $5,500 depending on how early in that five-year period the supply obligation was ended. During the second quarter of 2014, we issued our final purchase order for fully-automated assays previously developed under the terminated collaboration and as such, have recorded $5,500 as a reduction of operating expense in our consolidated statement of operations.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue at September 30, 2014 and December 31, 2013 includes customer prepayments of $713 and $1,119, respectively. Deferred revenue also includes $10,827 which represents the $15,000 payment received in July 2014 under the terms of our HCV collaboration with AbbVie, less amounts recognized ratably in revenue.

Customer and Vendor Concentrations. We had no significant concentrations (greater than 10%) in accounts receivable as of September 30, 2014. One of our customers, AbbVie, accounted for approximately 12% of our net revenues for the three months ended September 30, 2014. We had no significant concentrations (greater than 10%) in net revenues for the nine months ended September 30, 2014 and the three or nine months ended September 30, 2013.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,140	$(1,892)	$(1,962)	$(17,403)

Weighted average shares of common stock outstanding:
Basic	56,018	55,592	55,897	55,534
Dilutive effect of stock options and restricted stock	648	—	—	—

Diluted	56,666	55,592	55,897	55,534

Earnings (loss) per share:
Basic	$0.02	$(0.03)	$(0.04)	$(0.31)

Diluted	$0.02	$(0.03)	$(0.04)	$(0.31)

For the three-month periods ended September 30, 2014 and 2013, outstanding common stock options and unvested restricted stock, representing 2,647 and 5,499 shares, respectively, were excluded from the computation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, outstanding common stock options and unvested restricted stock, representing 3,313 and 5,324 shares, respectively, were similarly excluded from the computation of diluted earnings (loss) per share.

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

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $2,451 and $1,709 currency translation adjustments recorded in the first nine months of 2014 and 2013, respectively, are largely the result of the translation of our Canadian operation’s balance sheets into U.S. dollars.

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

Total compensation cost related to stock options for the nine months ended September 30, 2014 and 2013 was $2,286 and $2,028, respectively. Net cash proceeds from the exercise of stock options were $546 and $317 for the nine months ended September 30, 2014 and 2013, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

Compensation cost of $1,998 and $2,159 related to restricted shares was recognized during the nine months ended September 30, 2014 and 2013, respectively. In connection with the vesting of restricted shares, during the nine months ended September 30, 2014 and 2013, 106 and 122 shares, respectively, with aggregate values of $639 and $817, respectively, were withheld and retired in satisfaction of minimum tax withholding obligations.

4.	Accrued Expenses

	September 30, 2014	December 31, 2013
Payroll and related benefits	$5,093	$5,827
Royalties	1,703	4,374
Professional fees	484	749
Other	1,923	2,082

	$9,203	$13,032

5.	Income Taxes

During the three months ended September 30, 2014, we recorded foreign deferred tax expense of $10. During the nine months ended September 30, 2014, we recorded foreign deferred tax benefits of $33. During the three and nine months ended September 30, 2013, we recorded foreign deferred tax benefits of $127 and $786, respectively. The foreign deferred tax benefits are associated with certain Canadian research and development and investment tax credits. The income tax benefits associated with DNAG are considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of September 30, 2014 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of September 30, 2014 and December 31, 2013 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the three and nine month periods ended September 30, 2014 and 2013.

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

The following table summarizes segment information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
OSUR	$20,978	$19,707	$60,260	$56,622
DNAG	6,867	4,964	17,523	13,550

Total	$27,845	$24,671	$77,783	$70,172

Operating income (loss):
OSUR	$(987)	$(2,516)	$(5,177)	$(18,012)
DNAG	1,869	456	2,938	(213)

Total	$882	$(2,060)	$(2,239)	$(18,225)

Depreciation and amortization:
OSUR	$820	$815	$2,386	$2,389
DNAG	804	810	2,346	2,457

Total	$1,624	$1,625	$4,732	$4,846

Capital expenditures:
OSUR	$298	$369	$1,868	$1,096
DNAG	67	235	485	600

Total	$365	$604	$2,353	$1,696

	September 30, 2014	December 31, 2013
Total assets:
OSUR	$137,418	$130,848
DNAG	53,082	53,397

Total	$190,500	$184,245

Our products are sold principally in the United States and Europe.

The following table represents total revenues by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$22,469	$19,052	$58,987	$54,052
Europe	3,252	2,540	10,935	7,823
Other regions	2,124	3,079	7,861	8,297

	$27,845	$24,671	$77,783	$70,172

The following table represents total long-lived assets by geographic area:

	September 30, 2014	December 31, 2013
United States	$16,802	$16,925
Canada	1,139	975
Other regions	17	33

	$17,958	$17,933

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture, market and sell oral fluid diagnostic products and specimen collection devices using our proprietary oral fluid technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care and tests that are processed in a laboratory. We sell the OraQuick® In-Home HIV test, the first and only rapid point-of-care HIV test approved for use in the domestic consumer retail market. We also manufacture and sell oral fluid collection devices used to collect, stabilize, and store samples of genetic material for molecular testing in the clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our over-the-counter (“OTC”) HIV and cryosurgery products are available at retail pharmacies and mass merchandisers, and our OTC HIV product is also sold to consumers over the internet.

Recent Developments

HCV Co-Promotion Initiatives

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie Bahamas Ltd., a wholly-owned subsidiary of AbbVie Inc. (“AbbVie”), to co-promote our OraQuick® HCV Rapid Test in the United States. The product will be used to test individuals at-risk for the hepatitis C virus (“HCV”). We will be responsible for manufacturing and selling the product into all markets covered by the agreement.

During the third quarter, we initiated three co-promotion initiatives pursuant to our co-promotion agreement. The first initiative focuses on primary care and specialty physicians. In August 2014, AbbVie began detailing our OraQuick® HCV test to physicians and we commenced a comprehensive product training program for these customers. As a result of these efforts, hundreds of physician offices have indicated an interest in our product. We expect that sales of our OraQuick® HCV test to physician offices will begin to increase later in 2014 and throughout 2015.

The second initiative targets employers or employer groups with employees that are at high risk for HCV. Our initial focus has been on commercial long-haul truck drivers and we have been working closely with the Healthy Trucking Association of America (“HTAA”) and an organization known as Rolling Strong. We are promoting the use of our test in physician offices, health clinics and retail pharmacies where truckers receive their health care, driving schools where newly-hired drivers are required to take and pass a physical exam, and at health events sponsored by HTAA and Rolling Strong where truckers can take advantage of a variety of health and wellness services.

Lastly, we have identified national retail pharmacies and retail clinics as a major market segment. We and AbbVie have initiated discussions with several major retail pharmacies about increasing awareness and making our OraQuick® HCV test and AbbVie’s patient support program available through retail outlets.

Launch of I2 Collection Device

We have completed development of a new version of our Intercept® oral specimen collection device, which is called the “I2” collection device. In July 2014, we commercially launched the new I2 device into the U.S. criminal justice and forensic toxicology markets and into certain international markets. We eventually intend to market the I2 device with the fully-automated high throughput oral fluid drug assays being developed pursuant to our collaboration with Thermo Fisher. We expect to commercially launch the I2 device with a NIDA-5 panel of the Thermo Fisher assays into the U.S. criminal justice and forensic toxicology markets beginning in the fourth quarter of 2014.

Current Consolidated Financial Results

During the nine months ended September 30, 2014, our consolidated net revenues were $77.8 million compared to $70.2 million in the nine months ended September 30, 2013. Net product revenues during the nine months ended September 30, 2014 increased 6% when compared to the first nine months of 2013, primarily due to higher sales of our Oragene®, OraQuick® HCV, and cryosurgical systems products. Licensing and product development revenues for the first nine months of 2014 were $4.2 million compared to $623,000 in the first nine months of 2013. Licensing and product development revenues in 2014 represent the recognition of payments from AbbVie for exclusive promotion rights and certain services we provided under our HCV collaboration. Licensing and product development revenues for the first nine months of 2013 represent royalties related to sales of Merck’s OTC cryosurgical wart removal product pursuant to a license and settlement agreement that expired in August 2013.

Our consolidated net loss for the nine months ended September 30, 2014 was $2.0 million, or $0.04 per share, compared to a net loss of $17.4 million, or $0.31 per share, for the nine months ended September 30, 2013. Results for the nine months ended September 30, 2014 included a $5.5 million payment received pursuant to the termination of our oral fluid drug assay collaboration with Roche Diagnostics.

Cash provided by operating activities for the nine months ended September 30, 2014 was $8.4 million, compared to $3.1 million used during the nine months ended September 30, 2013. As of September 30, 2014, we had $98.9 million in cash and short-term investments compared to $93.2 million at December 31, 2013.

Economic Outlook

Many of our customers rely on public funding provided by federal, state and local governments. This funding has been and may continue to be reduced or deferred as a result of current economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. In addition, these circumstances could adversely affect our access to liquidity that may be needed to conduct or expand our business, conduct future acquisitions or make other discretionary investments. Legislative, budgetary or regulatory changes may also be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

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

Results of Operations

Three months ended September 30, 2014 compared to September 30, 2013

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenues from licensing and product development activities for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2014	2013	% Change	2014	2013
OSUR	$17,580	$19,560	(10)%	63%	79%
DNAG	6,867	4,964	38	25	20

Net product revenues	24,447	24,524	(0)	88	99
Licensing and product development	3,398	147	NM *	12	1

Net revenues	$27,845	$24,671	13%	100%	100%

*	Calculation is not considered meaningful.

Consolidated net product revenues in the third quarters of 2014 and 2013 remained flat at $24.5 million. Higher sales of our molecular collection systems and OraQuick® HCV products were offset by lower sales of our OraQuick® professional HIV, cryosurgical systems, and OraQuick® In-Home HIV products. Licensing and product development revenues were $3.4 million in the third quarter of 2014 and represent the recognition of payments from AbbVie for exclusive promotion rights and certain services provided under our HCV collaboration agreement. Third quarter 2013 licensing and product development revenues of $147,000 represent royalties received on sales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement that expired in August 2013.

Consolidated net revenues derived from products sold to customers outside the U.S. were $5.4 million and $5.6 million, or 19% and 23% of total net revenues, in the third quarters of 2014 and 2013, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2014	2013	% Change	2014	2013
Infectious disease testing	$11,183	$12,873	(13)%	53%	65%
Substance abuse testing	2,149	2,092	3	10	10
Cryosurgical systems	3,241	3,649	(11)	16	19
Insurance risk assessment	1,007	946	6	5	5

Net product revenues	17,580	19,560	(10)	84	99
Licensing and product development	3,398	147	NM *	16	1

Net revenues	$20,978	$19,707	6%	100%	100%

*	Calculation is not considered meaningful.

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 13% to $11.2 million in the third quarter of 2014 from $12.9 million in the third quarter of 2013 primarily due to lower sales of our professional OraQuick® HIV product in both domestic and international markets and lower sales of our OraQuick® In-Home HIV test, partially offset by higher domestic sales of our OraQuick® HCV product.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during the third quarters of 2014 and 2013.

	Three Months Ended September 30,
Market	2014	2013	% Change
Domestic HIV	$7,231	$8,093	(11)%
International HIV	491	1,157	(58)
Domestic OTC HIV	1,368	1,762	(22)

Net HIV revenues	9,090	11,012	(17)

Domestic HCV	1,301	653	99
International HCV	470	924	(49)

Net HCV revenues	1,771	1,577	12

Net OraQuick® revenues	$10,861	$12,589	(14)%

Domestic OraQuick® HIV sales decreased 11% to $7.2 million for the three months ended September 30, 2014 from $8.1 million for the three months ended September 30, 2013. This decrease was primarily the result of some customer migration to automated 4th generation HIV immunoassays performed in a laboratory, as recommended under new testing guidelines issued by the CDC. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s guidelines and by reductions in government funding. International sales of our OraQuick® HIV test during the third quarter of 2014 decreased 58% to $491,000 from $1.2 million primarily due to the timing of product shipments in support of a significant African testing program.

During the third quarter of 2014, we recorded $1.5 million in gross revenues from sales of our OraQuick® In-Home HIV test. These revenues were partially offset by $177,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. Thus, net revenues from this product were $1.4 million for the third quarter of 2014 as compared to net revenues of $1.8 million in the second quarter of 2013 ($1.9 million in gross revenues, partially offset by $172,000 of allowances and discounts).

OraQuick® In-Home HIV revenues recorded in the current and prior year periods are not readily comparable due to the December 2013 change in our revenue recognition policy related to this product. Since the product launch in late 2012, revenues had been recognized upon consummation of a purchase by consumers either in a store or over the internet. In December 2013, as a result of our growing experience with this product and improved ability to estimate potential product returns, we began recognizing revenues upon shipment of product to the retailers or distributors. Based on available point-of-sale data, consumer purchases of our OraQuick® In-Home HIV test in the third quarter were flat when compared to the same period of 2013.

Sales of our OraQuick® In-Home HIV test in the third quarters of 2014 and 2013 included approximately $48,000 and $217,000, respectively, of direct sales to public health customers. We anticipate that some public health entities may choose to use a portion of their funding to purchase our OTC product in lieu of professional rapid HIV testing products.

Domestic OraQuick® HCV sales increased 99% to $1.3 million in the third quarter of 2014 from $653,000 in the third quarter of 2013, primarily due to the addition of new HCV customers, including certain clinics operated by the U.S. Department of Veterans Affairs, and higher sales to current customers who have expanded their HCV testing programs. International OraQuick® HCV sales decreased 49% to $470,000 in the third quarter of 2014 from $924,000 in the third quarter of 2013, primarily as a result of lower sales to a multi-national humanitarian organization that purchased a large stocking order in the third quarter of 2013. We expect that purchases by this customer will continue at a reduced rate for the remainder of 2014.

We believe our OraQuick® HCV product represents an opportunity for future sales growth, especially as new therapies for treating HCV come to market. We also expect that sales of our HCV product will be positively impacted as we implement awareness and testing programs in collaboration with AbbVie. However, demand for our HCV product, particularly in the public health marketplace, is somewhat tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Substance Abuse Testing Market

Sales to the substance abuse testing market increased 3% to $2.2 million in the third quarter of 2014 from $2.1 million in the third quarter of 2013, primarily as a result of higher sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during the third quarters of 2014 and 2013.

	Three Months Ended September 30,
Market	2014	2013	% Change
Domestic	$1,606	$1,495	7%
International	3	29	(90)

Net Intercept® revenues	$1,609	$1,524	6%

Domestic Intercept® sales for the third quarter of 2014 increased to $1.6 million compared to $1.5 million for the third quarter of 2013 largely due to the recovery of customers that were previously lost to competition. A new version of our Intercept® collection device, known as the I2 collection device, was commercially launched into the U.S. criminal justice and forensic toxicology markets and into certain international markets.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) decreased 11% to $3.2 million in the third quarter of 2014, compared to $3.6 million in the same period of the prior year.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the third quarters of 2014 and 2013.

	Three Months Ended September 30,
Market	2014	2013	% Change
Domestic professional	$1,590	$1,803	(12)%
International professional	43	435	(90)
International OTC	1,608	1,411	14

Net cryosurgical systems revenues	$3,241	$3,649	(11)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 12% to $1.6 million in the third quarter of 2014 from $1.8 million in the third quarter of 2013 largely due to the merger of two of our large distributors who began selling a private label cryosurgical product in direct competition with our Histofreezer® product. International sales of Histofreezer® decreased to $43,000 in the third quarter of 2014 compared to $435,000 in the same period of the prior year, primarily due to delivery problems and inventory shortages associated with the transition to a new manufacturer of our international Histofreezer® product and the introduction of a new competing product. Our long-term supply agreement for the Histofreezer® product with Koninklijke Utermöhlen, N.V., the party from whom we acquired the Histofreezer® business in 1998, terminated in late 2013, and Utermöhlen began promoting a competing product similar to Histofreezer®. In order to remain competitive with this new product, we have decreased the per unit sales price of our Histofreezer® product in certain international markets and we are transitioning the manufacturer of this product to a new supplier. While we expect the delivery problems and inventory shortages to be corrected in the fourth quarter of 2014, we expect the competing product from Utermöhlen will adversely affect revenues generated from our cryosurgical systems business.

Sales of our OTC cryosurgical products during the third quarter of 2014 increased 14% to $1.6 million compared to $1.4 million in the third quarter of 2013, largely due to higher sales to our European distributor, Reckitt Benckiser, partially offset by lower sales to our Latin American distributor, Genomma.

Current quarter sales to Reckitt Benckiser increased to $1.0 million, compared to $606,000 during the third quarter of 2013, primarily due to customer ordering patterns. Sales to Genomma decreased to $531,000 in the third quarter of 2014 from $754,000 in the third quarter of 2013, also due to customer ordering patterns.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market increased slightly to $1.0 million in the third quarter of 2014 from $946,000 in the third quarter of 2013, as a result of the timing of orders by one of our large laboratory customers.

Licensing and Product Development

Licensing and product development revenues in the third quarter of 2014 were $3.4 million and represent the ratable recognition of revenues received for exclusive promotion rights and certain other services provided under our HCV collaboration agreement with AbbVie. Licensing and product development revenues in the third quarter of 2013 were $147,000 and represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement that expired in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 38% to $6.9 million in the third quarter of 2014 from $5.0 million in the third quarter of 2013. Sales of Oragene® in the commercial market increased 16%, which was primarily due to higher sales to commercial customers specializing in pharmacogenomic testing. Sales of Oragene® in the academic market increased 84% largely due to orders placed by two new international customers as well as higher sales to one of the Company’s larger existing academic customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 67% for the third quarter of 2014 compared to 61% for the third quarter of 2013. Gross margin for the third quarter of 2013 increased primarily due to the $3.4 million of licensing and product development revenues associated with our AbbVie collaboration, as well as a more favorable product mix driven largely by increased DNAG sales to higher margin customers.

Consolidated operating income for the third quarter of 2014 was $882,000, a $3.0 million improvement from the $2.1 million operating loss reported in the third quarter of 2013. The improvement in operating income was primarily the result of the $3.4 million of licensing and product development revenues recorded in the third quarter of 2014.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 65% in the third quarter of 2014 compared to 58% in the third quarter of 2013. OSUR’s 2014 margin was positively impacted by the higher licensing and product development revenues.

Research and development expenses increased 15% to $2.3 million in the third quarter of 2014 from $2.0 million in the third quarter of 2013 largely due to higher laboratory supply costs. Sales and marketing expenses remained relatively flat at $7.3 million in the third quarter of 2014 compared to $7.4 million in the third quarter of 2013. The decrease in advertising and promotional costs for our OraQuick® In-Home HIV test which totaled $280,000 in the third quarter of 2014, compared to $1.9 million in third quarter of 2013, was offset by an increase in sales and marketing costs associated with our OraQuick® HCV co-promotion agreement with AbbVie. General and administrative expenses increased 7% to $4.9 million in the third quarter of 2014 from $4.6 million in the third quarter of 2013 due to higher legal expenses and consulting costs.

All of the above contributed to OSUR’s third quarter 2014 operating loss of $987,000, which included non-cash charges of $820,000 for depreciation and amortization and $1.3 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 75% in the third quarter of 2014 compared to 70% in the third quarter of 2013. This improvement was directly attributable to an increased volume of higher margin sales experienced in the third quarter of 2014 when compared to the third quarter of 2013.

DNAG operating expenses rose to $3.3 million in the third quarter of 2014 from $3.0 million in the third quarter of 2013. Research and development expenses remained relatively flat at $650,000 in the third quarter of 2014 compared to $631,000 in the third quarter of 2013. Sales and marketing expenses increased 16% to $1.9 million in the third quarter of 2014 from $1.6 million in the third quarter of 2013 due to higher staffing costs. General and administrative expenses decreased 7% to $724,000 in the third quarter of 2014 compared to $775,000 in the third quarter of 2013, largely due to a decrease in legal fees partially offset by higher staffing costs.

All of the above contributed to DNAG’s third quarter 2014 operating income of $1.9 million, which included non-cash charges of $804,000 for depreciation and amortization and $112,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax expense or benefit was recorded for OSUR’s pre-tax income or loss in the third quarter of 2014 or 2013, respectively. Canadian income tax expense of $10,000 was recorded in the third quarter of 2014. A Canadian income tax benefit of $127,000 was recorded in the third quarter of 2013, which was associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes. The Canadian income tax benefits are considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Nine months ended September 30, 2014 compared to September 30, 2013

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues (dollars in thousands) generated by each of our business segments and net revenues from licensing and product development activities for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2014	2013	% Change	2014	2013
OSUR	$56,087	$55,999	—%	72%	80%
DNAG	17,523	13,550	29	23	19

Net product revenues	73,610	69,549	6	95	99
Licensing and product development	4,173	623	570	5	1

Net revenues	$77,783	$70,172	11%	100%	100%

Consolidated net product revenues increased 6% to $73.6 million in the first nine months of 2014 from $69.5 million in the comparable period of 2013, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV, and cryosurgical systems products. These increases were partially offset by lower sales of our professional OraQuick® HIV, substance abuse and insurance risk assessment products. Licensing and product development revenues were $4.2 million in the first nine months of 2014 and represent the recognition of payments from AbbVie for exclusive promotion rights and certain services provided under our HCV collaboration agreement. Licensing and product development revenues were $623,000 in the first nine months of 2013 and represent royalties received on sales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement that expired in August 2013.

Consolidated net revenues derived from products sold to customers outside the U.S. were $18.8 million and $16.1 million, or 24% and 23% of total net revenues, during the nine months ended September 30, 2014 and 2013, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment in each of our principal markets and by licensing and product development activities.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2014	2013	%	2014	2013
Infectious disease testing	$34,914	$35,526	(2)%	58%	63%
Substance abuse testing	6,187	6,455	(4)	10	11
Cryosurgical systems	12,128	10,910	11	20	19
Insurance risk assessment	2,858	3,108	(8)	5	6

Net product revenues	56,087	55,999	0%	93	99%
Licensing and product development	4,173	623	570	7	1

Net revenues	$60,260	$56,622	6%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 2% to $34.9 million in the first nine months of 2014 from $35.5 million in the first nine months of 2013, primarily due to lower sales of our OraQuick® HIV professional product and OraQuick® In-Home HIV test, partially offset by higher sales of our OraQuick® HCV product.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
Market	2014	2013	% Change
Domestic HIV	$21,568	$23,854	(10)%
International HIV	1,897	2,457	(23)
Domestic OTC HIV	4,991	5,196	(4)

Net HIV revenues	28,456	31,507	(10)

Domestic HCV	3,183	1,772	80
International HCV	2,341	1,409	66

Net HCV revenues	5,524	3,181	74

Net OraQuick® revenues	$33,980	$34,688	(2)%

Domestic OraQuick® HIV sales decreased 10% to $21.6 million for the nine months ended September 30, 2014 from $23.9 million for the nine months ended September 30, 2013. This decrease was primarily the result of some customer migration to automated 4th generation HIV immunoassays performed in a laboratory, as recommended under new testing guidelines issued by the CDC. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s guidelines and by reductions in government funding. International sales of our OraQuick® HIV test during the first nine months of 2014 decreased 23% to $1.9 million from $2.5 million in the first nine months of 2013 largely due to decreased order volume related to project work in Africa.

During the first nine months of 2014, we recorded $5.6 million in gross revenues from sales of our OraQuick® In-Home HIV test. These revenues were partially offset by $584,000 in customer allowances, including cooperative advertising, cash discounts, and other allowances, which were netted against gross revenues in accordance with U.S. generally accepted accounting principles. Thus, net revenues from this product were $5.0 million for the first nine months of 2014 as compared to net revenues of $5.2 million in the first nine months of 2013 ($5.6 million in gross revenues, partially offset by $415,000 of allowances and discounts).

OraQuick® In-Home HIV revenues recorded in the current and prior year periods are not readily comparable due to the December 2013 change in our revenue recognition policy related to this product. Since the product launch in late 2012, revenues had been recognized upon consummation of a purchase by consumers either in a store or over the internet. In December 2013, as a result of our growing experience with this product and improved ability to estimate potential product returns, we began recognizing revenues upon shipment of product to the retailers or distributors. Based on available point-of-sale data, consumer purchases increased 6% in the first nine months of 2014 as compared to the first nine months of 2013 due to increased awareness about the product.

Sales of our OraQuick® In-Home HIV test in the first nine months of 2014 and 2013 included approximately $299,000 and $600,000, respectively, of direct sales to public health customers. We anticipate that some public health entities may choose to use a portion of their funding to purchase our OTC product in lieu of professional rapid HIV testing products.

Domestic OraQuick® HCV sales increased 80% to $3.2 million in the first nine months of 2014 from $1.8 million in the first nine months of 2013, primarily due to the addition of new HCV customers and higher sales to current customers who have expanded their HCV testing programs. International OraQuick® HCV sales increased 66% to $2.3 million in the first nine months of 2014 from $1.4 million in the first nine months of 2013, primarily as a result of purchases by a multi-national humanitarian organization which first began purchasing product in the third quarter of 2013. We expect that purchases by this customer will be at a reduced rate for the remainder of 2014. Also contributing to the increase in international sales is higher sales into certain Asian markets.

We believe our OraQuick® HCV product represents an opportunity for future sales growth, especially as new therapies for treating HCV come to market. We also expect that sales of our HCV product will be positively impacted as we implement awareness and testing programs with AbbVie. However, demand for our HCV product, particularly in the public health marketplace is somewhat tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Substance Abuse Testing Market

Sales to the substance abuse testing market decreased 4% to $6.2 million in the first nine months of 2014 from $6.5 million in the first nine months of 2013, primarily as a result of lower sales of our Intercept® drug testing system. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
Market	2014	2013	% Change
Domestic	$4,473	$4,240	5%
International	76	385	(80)

Net Intercept® revenues	$4,549	$4,625	(2)%

Domestic Intercept® sales for the first nine months of 2014 increased to $4.5 million compared to $4.2 million for the first nine months of 2013, primarily due to increased interest in oral fluid testing by customers who previously used alternative specimen types for drug testing. In addition, we added several new larger accounts. International Intercept® sales decreased 80% to $76,000 in the first nine months of 2014 from $385,000 in 2013 largely due the discontinuance of purchases by our UK distributor who in 2012 began selling its own competing oral specimen collection device. Sales to this distributor were $286,000 in the first nine months of 2013.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) increased 11% to $12.1 million in the first nine months of 2014, compared to $10.9 million in the same period of the prior year.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
Market	2014	2013	% Change
Domestic professional	$4,601	$4,192	10%
International professional	581	1,039	(44)
International OTC	6,946	5,679	22

Net cryosurgical systems revenues	$12,128	$10,910	11%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 10% to $4.6 million in the first nine months of 2014, compared to $4.2 million in the first nine months of 2013. This increase is largely due to market share gained by two of our larger distributors and the introduction of our product into a new market segment. These increases were partially offset by the impact of the merger of our two largest distributors who began selling a private label cryosurgical product in direct competition with our Histofreezer® product, as well as a decrease in sales to our Canadian distributor due to delivery issues associated with our transition to a new Histofreezer® manufacturer.

During the first nine months of 2014, international sales of Histofreezer® decreased to $581,000, compared to $1.0 million in the same period of the prior year. Our long-term supply agreement for the Histofreezer® product with Koninklijke Utermöhlen, N.V., the party from whom we acquired the Histofreezer® business in 1998, terminated in late 2013, and Utermöhlen began promoting a competing product similar to Histofreezer®. In order to remain competitive with this new product, we have decreased the per unit sales price of our Histofreezer® product in certain international markets. In addition, we have experienced delivery problems and inventory shortages as we transitioned to a new manufacturer of our international Histofreezer® product. While we expect the delivery problems and inventory shortage to be corrected in the fourth quarter of 2014 we expect the competing product from Utermöhlen will adversely affect revenues generated from our cryosurgical systems business.

Sales of our OTC cryosurgical products during the first nine months of 2014 increased 22% to $6.9 million compared to $5.7 million in the first nine months of 2013, largely due to higher sales to our European distributor, Reckitt Benckiser.

Sales to Reckitt Benckiser increased to $4.1 million, compared to $2.8 million during the first nine month of 2013, primarily due to the launch of our product into new geographic territories and new market segments. Sales to Genomma, our Latin American distributor, remained flat at $2.7 million in the first nine months of 2014 and 2013.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 8% to $2.9 million in the first nine months of 2014 from $3.1 million in the first nine months of 2013, as a result of continued reduced demand in the domestic life insurance market, as well as the adoption by some underwriters of a “Simplified Issues” policy, pursuant to which testing for risk factors is replaced by having applicants respond to a questionnaire about their behaviors.

Licensing and Product Development

Licensing and product development revenues were $4.2 million in the first nine months of 2014 and represent the ratable recognition of revenues received for exclusive promotion rights and certain other services provided under our HCV collaboration with AbbVie. Licensing and product development revenues in 2013 were $623,000 and represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement which expired in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 29% to $17.5 million in the first nine months of 2014 from $13.6 million in the first nine months of 2013. Sales of Oragene® in the commercial market increased approximately 25% in the first nine months of 2014 primarily as a result of overall market growth and more specifically, increased use of our Oragene® product in pharmacogenomics testing. Sales of Oragene® in the academic market increased 42% largely due to orders placed by two new international customers as well as higher sales to one of the Company’s larger existing academic customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 63% for the first nine months of 2014 compared to 59% for the first nine months of 2013. Gross margin for the third quarter of 2014 increased primarily because of the $3.4 million of licensing and product development revenues associated with our AbbVie collaboration, as well as a more favorable product mix driven largely by increased DNAG sales to higher margin customers.

Consolidated operating loss for the first nine months of 2014 was $2.2 million, a $16.0 million improvement from the $18.2 million operating loss reported in the first nine months of 2013. The operating results for the third quarter of 2014 include a $5.5 million payment received under the terms of the termination of our drug assay collaboration with Roche Diagnostics. Also contributing to this improvement in operating loss were higher licensing and product development revenues, higher product revenues and lower HIV OTC sales and marketing costs during the first nine months of 2014.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 60% in the first nine months of 2014 compared to 57% in the first nine months of 2013. OSUR’s 2014 margin was positively impacted by the higher licensing and product development revenues recorded during the third quarter of 2014.

Research and development expenses decreased 7% to $6.3 million in the first nine months of 2014 from $6.8 million in the first nine months of 2013 largely due to lower clinical trial and staffing costs. Sales and marketing expenses decreased 16% to $25.3 million in the first nine months of 2014 from $30.1 million in the first nine months of 2013. This decrease was primarily the result of lower advertising and promotional costs for our OraQuick® In-Home HIV test which totaled $7.7 million in the first nine months of 2014, as compared to $14.2 million in the first nine months of 2013. This reduction was the result of our decision to focus our marketing and promotional efforts at the retail outlet level and transition away from broad-based consumer advertising by June 30, 2014. The decrease in advertising and promotional costs were partially offset by higher sales and marketing costs associated with our OraQuick® HCV co-promotion agreement with AbbVie. General and administrative expenses increased 11% to $15.0 million in the first nine months of 2014 from $13.5 million in the first nine months of 2013 due to higher legal, staffing and consulting expenses.

All of the above, along with the $5.5 million favorable payment from Roche, contributed to OSUR’s operating loss of $5.2 million for the first nine months of 2014, which included non-cash charges of $2.4 million for depreciation and amortization and $4.0 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 73% in the first nine months of 2014 compared to 67% in the first nine months of 2013. This improvement was directly attributable to an increased volume of higher margin sales experienced in the first nine months of 2014 when compared to the same period in 2013.

DNAG operating expenses rose to $9.8 million in the first nine months of 2014 from $9.3 million in the first nine months of 2013. Research and development expenses remained relatively flat at $1.9 million in the first nine months of 2014 and 2013. Sales and marketing expenses increased 9% to $5.6 million in the first nine months of 2014 from $5.1 million in the first nine months of 2013 largely due to higher staffing and consulting costs. General and administrative expenses remained relatively flat at $2.3 million in 2014 and 2013.

All of the above contributed to DNAG’s operating income of $2.9 million for the first nine months of 2014, which included non-cash charges of $2.4 million for depreciation and amortization and $318,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OSUR’s pre-tax loss in the first nine months of 2014 or 2013. For the nine months ended September 30, 2014 and 2013, we recorded Canadian income tax benefits of $33,000 and $786,000, respectively, associated with certain Canadian research and development and investment tax credits and for the 2013 period, DNAG’s loss before income taxes. The Canadian income tax benefits are considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(In thousands)
Cash	$93,855	$93,191
Short-term investments	5,000	—
Working capital	104,794	100,590

Our cash and short-term investment balances increased to $98.9 million at September 30, 2014 from $93.2 million at December 31, 2013. Our working capital increased to $104.8 million at September 30, 2014 from $100.6 million at December 31, 2013.

During the first nine months of 2014, we generated $8.4 million in cash from our operating activities. Our net loss of $2.0 million was offset by non-cash stock-based compensation expense of $4.3 million and depreciation and amortization expense of $4.7 million. An increase in deferred revenue of $10.4 million also contributed to the cash generated in the quarter. The deferred revenue increase is related to the receipt of $15.0 million from AbbVie in July 2014 reduced by the amounts ratably recognized in revenue during the period. Also contributing to the increase in cash was a decrease in prepaid expenses and other current assets of $576,000. These increases in cash were partially offset by a $3.7 million decrease in accrued expenses and other liabilities associated with payment of our 2013 management incentive bonuses, royalty obligations, and certain year-end accruals, a $3.4 million increase in inventory associated with our OraQuick® HCV product, a $2.1 million increase in accounts receivable resulting from the timing of orders during the current quarter, and a $284,000 decrease in accounts payable.

We used a total of $7.3 million in investing activities during the first nine months of 2014 to purchase $9.4 million in short-term investments and $2.3 million to acquire property and equipment. These payments were offset by proceeds received from the maturities of short-term investments of $4.4 million.

Net cash used in financing activities was $93,000 for the nine months ended September 30, 2014, which resulted from the use of $639,000 for the repurchase of common stock related to the vesting of restricted shares, partially offset by $546,000 in proceeds received from the exercise of stock options.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2013 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our 2013 Annual Report on Form 10-K filed with the SEC. During the first nine months of 2014, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of September 30, 2014, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada and Europe, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency comprised 7% of our total revenues for the nine months ended September 30, 2014. We expect our international business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Employment Termination Claim

In August 2012, DNA Genotek Inc. (“DNAG”) received a Statement of Claim filed by a former employee with the Ontario Superior Court of Justice alleging, among other things, that DNAG had wrongfully terminated this individual and had breached the terms of his employment. DNAG was also alleged to have violated this individual’s rights under the Ontario Human Rights Code. The Statement of Claim sought to recover in excess of $500,000 CDN in damages from DNAG. A Statement of Defense denying the allegations was filed by DNAG in October 2012. In September 2014, the matter was settled in exchange for the payment of an immaterial amount by DNAG to the complainant.

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: November 7, 2014	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: November 7, 2014	Mark L. Kuna
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