Form 10-Q/A
period 2014-06-30
ORASURE TECHNOLOGIES INC
filed 2014-12-05
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

OraSure Technologies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 with the Securities and Exchange Commission on August 6, 2014 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to the Form 10-Q (the “Amendment”) solely for the purpose of re-filing Exhibit 10.1 in response to comments from the Securities and Exchange Commission provided in connection with a request for confidential treatment. This Amendment amends and restates the exhibit index included in Part II, Item 6 of the Form 10-Q.

The Form 10-Q has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the
Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. This Amendment does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the
Form 10-Q.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: December 5, 2014	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: December 5, 2014	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Master Program Services and Co-Promotion Agreement, dated as of June 10, 2014, between OraSure Technologies, Inc. and AbbVie Bahamas Ltd.*

10.2	Amendment to OraSure Technologies, Inc. Stock Award Plan, effective May 22, 2014.**†

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with and approved by the SEC.
**	Compensation plan or arrangement.
†	Previously filed with OraSure Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 6, 2014.