Form 10-K
period 2014-12-31
ORASURE TECHNOLOGIES INC
filed 2015-03-12
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-16537

ORASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4370966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 East First Street	18015
Bethlehem, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

(610) 882-1820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014): $473,975,954

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 9, 2015: 56,415,992 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

This Report contains certain “forward-looking statements,” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, losses, expenses or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, expected manufacturing performance, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words, such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. Known and unknown factors could cause actual performance or results to be materially different from those expressed or implied in these statements. These factors include, but are not limited to: ability to market and sell products, whether through our internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and the timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the FDA or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; our ability to achieve financial and performance objectives under the HCV collaboration with AbbVie; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; the impact of replacing distributors and success of direct sales efforts; inventory levels at distributors and other customers; impact of replacing distributors; inventory levels at distributors and other customers; ability of DNA Genotek to achieve its financial and strategic objectives and continue to increase its revenues; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of negative economic conditions, high unemployment and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products, including the OraQuick® In-Home HIV test; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance or other factors, including changes in CDC or other testing guidelines, algorithms or other recommendations; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of OraSure’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully under Item 1A., entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Annual Report and we undertake no duty to update these statements.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information.

Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of OraSure.

References in this Annual Report to “OraSure” mean OraSure Technologies, Inc. References in this Annual Report to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

PART I

ITEM 1.	Business.

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our diagnostic products, the OraQuick® HCV rapid antibody test, is the first and only rapid HCV test approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. In addition, our OraQuick® In-Home HIV test is the first and only rapid HIV test approved by the FDA for sale in the over-the-counter (“OTC”) or consumer retail market in the United States. We also sell OTC cryosurgical products to consumers in North America, Europe, Central and South America, and Australia.

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

Through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada, we manufacture and sell kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetics, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Our OraGene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We serve customers in many countries worldwide, including many leading research universities and hospitals.

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
OraQuick ADVANCE® HIV-1/2 OraQuick® HIV-1/2

A rapid, point-of-care

qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read in approximately 20 minutes.

Premarket approval (“PMA”) by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.

CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.

Marketed Marketed

		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV-1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use.	Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.	Marketed

		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraSure QuickFlu® Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash.	Marketed

Product	Description	Regulatory Status	Commercial Status
OraSure®	Oral fluid collection device for detection of HIV-1 antibodies, cocaine and continine in a laboratory setting.	PMA approved for detection of HIV-1 antibodies with approved laboratory enzyme immunoassay test and registered as a Class I Medical device in the U.S. for detection of cocaine and cotinine.	Marketed

Oragene®—DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for use with FDA-cleared or exempt molecular tests, including OTC use.	Marketed

Oragene®—DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed

Oragene®—RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed

ORAcollect™	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	FDA 510(k) clearance pending. CE marked and registered as Class 1 Medical Device in the U.S. and Canada. Registered in various other countries.	Marketed

OMNIgene™—DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Performagene— LIVESTOCK and Oragene®—ANIMAL	All-in-one systems for the collection, stabilization, transportation, and storage of livestock DNA from nasal samples.	Animal research use only.	Marketed

HEMAgene™—BUFFY COAT	Reagent for stabilizing DNA from Buffy Coat (blood) for ambient temperate transport and/or storage.	Research use only product.	Marketed

Product	Description	Regulatory Status	Commercial Status
PrepIT™—MAX	Reagent for extraction and preparation of DNA from saliva.	CE marked and registered in the U.S., Canada and various other countries.	Marketed

OMNIgene™—Gut	All-in-one system for the collection, stabilization, transportation and storage of microbial DNA in stool samples	Research use only product.	Marketed

OMNIgene™—Sputum	Reagent for liquefying, decontaminating, transporting and preserving TB bacteria in sputum samples	Research use only product.	Not Marketed

Intercept®	Oral fluid collection device for oral fluid drugs-of-abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with nine MICRO-PLATE DOA assays. CE marked and registered in certain countries.	Marketed Marketed

MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays—FDA 510(k) cleared. Assays CE marked and registered in certain countries.	Marketed Marketed

Intercept i2™	Oral fluid collection device for oral fluid DOA testing in a laboratory setting using fully-automated, high-throughput oral fluid DOA assays.	Forensic use only product. Generic device CE marked and registered as Class I Medical Device in the U.S.	Marketed Marketed

Homogeneous DOA Assays	Fully-automated high-throughput oral fluid DOA assays jointly developed with Thermo Fisher for use on oral fluid samples collected with an Intercept i2™ device to detect PCP, opiates, cocaine, methamphetamines amphetamines, and THC.	Forensic use only.	Marketed

Product	Description	Regulatory Status	Commercial Status
Cryosurgical Systems—Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	FDA 510(k) cleared for nine types of skin lesions. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems—OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets.

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

We believe that the OraQuick® device, because it is approved for detecting antibodies to both HIV-1 and HIV-2 in finger-stick and venous whole blood, oral fluid and plasma samples, provides a significant competitive advantage in the market for rapid HIV testing in the United States and elsewhere.

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an over-the-counter version of our OraQuick ADVANCE® HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market and we have applied for CE mark authorization for this product. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established a toll free, 24/7, 365-day per year customer call center to provide additional information and referral support for consumers.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. Like the OraQuick® HIV test, this product is a qualitative test that can detect antibodies to the hepatitis C virus, or HCV, in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick® HIV test.

We have received FDA approval for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first rapid and only HCV test approved by the FDA for use in the United States. We have also received a CLIA waiver for use of this product in the same specimen types. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe and other foreign countries.

OraSure QuickFlu® Rapid Flu A&B Test

The OraSure QuickFlu® rapid flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as ten minutes. This product is manufactured for us under an agreement with Princeton BioMeditech Corporation and is currently sold in certain U.S. markets.

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

The OraSure® collection device is FDA approved for use in the detection of HIV-1 antibodies and is a Class I medical device for the detection of cocaine and cotinine in oral fluid specimens. HIV-1 antibody detection using the OraSure® collection device involves three steps:

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

We believe that oral fluid testing has several significant advantages over blood -based systems for infectious disease testing, for both health care professionals and the individuals being tested. These advantages include eliminating the risk of needle-stick accidents, providing a non-invasive collection technique, requiring minimal training to administer, providing rapid and efficient collection in almost any setting, and reducing the cost of administration by a trained health care professional.

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

DNAG products are available in several different configurations and contain proprietary chemical solutions that are optimized for the specific application for which each product is designed. Product physical design is focused on ease-of-use and reliability for self or assisted collection of samples. For example, several of the Oragene® products require users to simply hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the lid of the container are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology results in high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

We believe these products provide significant advantages over competing DNA and RNA collection methods such as blood collection or buccal swabs, particularly in human genetic applications. Benefits include the reliable collection of high quality and stable genetic samples, use of simple non-invasive collection methods, the ability to store and transport collected samples for extended periods at ambient temperatures and compatibility with fully-automated laboratory testing systems.

DNAG products historically have been sold primarily as Class I medical devices for use by research and academic institutions. DNAG has received FDA 510(k) clearance for the Oragene®—Dx product which enables the Oragene®—Dx product to be used with other FDA-cleared or exempt molecular diagnostic applications. A separate 510(k) clearance permits self-collection by consumers when the sample is to be tested with either an exempt or 510(k) cleared molecular tests. An application for 510(k) clearance of DNAG’s ORAcollect™ product is currently pending with the FDA.

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® device is sold by us under the name Intercept®, and is used to collect OMT for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs-of-abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

We believe that the Intercept® device has several advantages over competing urine and other drugs-of-abuse testing products, including its lower total testing cost, its non-invasive nature, mobility and accuracy, the ease of maintaining a chain-of-custody, the treatment of test subjects with greater dignity, no requirement for specially-

prepared collection facilities and difficulty of sample adulteration. The availability of an oral fluid test is intended to allow our customers to test for drug impairment and eliminate scheduling costs and inconvenience, thereby streamlining the testing process.

During 2014, we completed development of a next generation collection device, which we are marketing under the tradename “Intercept i2™”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2™ device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific (“Thermo Fisher”).

Cryosurgical Systems (Skin Lesion Removal Products)

The Histofreezer® cryosurgical removal system is a low-cost alternative to liquid nitrogen and other methods for removal of warts and other benign skin lesions by physicians. The Histofreezer® product mixes three cryogenic gases in a small aerosol canister. When released, these gases are delivered to a specially designed foam bud, cooling the bud to a maximum of –50°C to –55°C. The frozen bud is then applied to the wart or lesion for 15 to 40 seconds (depending on the type of lesion) creating localized destruction of the target area by freezing. We have received 510(k) clearance for use of the Histofreezer® product to remove common warts and eight other types of benign skin lesions, and this product has been CE marked and registered for distribution in Canada, throughout Europe and in certain other foreign countries. In 2014, we began supplying this product on a private label basis for resale by one of our physician office distributors.

Internationally, we sell an OTC cryosurgical product through our distributor Genomma Labs (“Genomma”), under the POINTTS tradename, in Mexico and a number of South and Central American countries. We sell a CE marked cryosurgical wart removal product into the OTC foot care market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. We also sell OTC cryosurgical products to retailers on a private label basis for the treatment of warts in the U.S. and for the treatment of both warts and skin tags in Canada.

Immunoassay Tests and Reagents

We develop and sell immunoassay tests in formats, known as MICRO-PLATE and AUTO-LYTE®, to meet the specific needs of our customers. During 2014, we also began selling fully-automated high-throughput oral fluid drug assays developed under our agreement with Thermo Fisher.

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

AUTO-LYTE® tests are sold in the form of bottles of liquid reagents. These reagents are run on commercially available laboratory-based automated analytical instruments, which are manufactured by a variety of third parties. AUTO-LYTE® is typically used in high volume, automated, commercial reference insurance laboratories to detect certain drugs or chemicals in urine. Test results are produced quickly, allowing for high-throughput. Our AUTO-LYTE® tests continue to face strong competition from cheaper “home-brew” tests developed internally by our laboratory customers. As a result, we may eventually stop selling our AUTO-LYTE® tests.

We entered into the agreement with Thermo Fisher in 2013 after terminating a similar agreement with Roche Diagnostics. Under our new agreement, Thermo Fisher has agreed to develop and supply up to 12 fully-automated high-throughput oral fluid drug assays for use with our Intercept i2™ device. Under the first phase of this agreement, we are selling a NIDA-5 panel of assays supplied by Thermo Fisher. The parties expect to complete development of several additional assays and obtain FDA 510(k) clearance of the Intercept i2™ device for use with a 12-assay panel. We also expect to obtain CE mark and other regulatory approvals to enable us to sell our Intercept i2™ collector and Thermo Fisher assays into Europe and other foreign countries.

The assays from Thermo Fisher will be optimized as needed to comply with new oral fluid guidelines expected to be issued by the Substance Abuse and Mental Health Services Administration (SAMHSA) for the federally regulated market and certain other markets that follow Federal drug testing guidelines, none of which is currently served by OraSure. We believe the offering of an Intercept i2™ device with a full menu of fully-automated high-throughput oral fluid assays will better meet the needs of our laboratory drug testing customers and allow us to compete more effectively against fully automated urine drug assays that dominate the drug testing market.

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

Products Under Development

Infectious Disease Testing

In 2014, we began efforts to develop and commercialize a rapid, point-of-care antigen test for the Ebola virus, using our OraQuick® technology platform. We have achieved significant development and clinical milestones for this product and we are close to finalizing the design of a prototype device. Subject to receipt of external funding as described below, we expect to place this test into more extensive field testing in Africa in the near future.

Despite the good progress we have made on the development front, whether this product will ultimately contribute to our business depends on several factors. First, we are seeking funding for our development efforts from a variety of Federal agencies. The costs to complete development and obtain the applicable regulatory approvals for this product are significant. Second, as we complete our clinical development and prepare for field testing, we are also in discussions with various government agencies regarding product procurement. Our goal is to obtain substantial and sustainable product purchase commitments, along with the external development funding. Third, assuming the field testing of this product is successful we plan to seek an Emergency Use Authorization from the FDA and other longer-term regulatory approvals from the FDA and other regulatory bodies as required to commercialize this product.

Although we have made progress in our development efforts and we have received some positive feedback on funding from several agencies, it is difficult to predict whether we will be successful in completing our product development, obtaining the required regulatory approvals or achieving our funding goals. If we are unable to reach one or more of these objectives, we will likely discontinue our work on this project.

Molecular Collection Systems

The following new product initiatives are underway at DNAG:

•	HEMAgene™—BUFFY COAT is a reagent for stabilizing buffy coat, a derivative of whole blood, for ambient temperature transport and storage. An initial version of this product is being marketed to academic researchers that use buffy coat for DNA or RNA analysis.

•	PrepIT™ MAX for tuberculosis (“TB”) is a reagent for extraction of DNA from TB bacteria. This product is being offered for early-stage testing by TB researchers, clinical laboratories, and diagnostic developers who need to extract DNA from TB bacteria for molecular analysis.

•	OMNIgene™—SPUTUM is a reagent for the liquefying, decontaminating, transporting and preserving of TB bacteria in sputum samples. OMNIgene™—SPUTUM is expected to improve laboratory and operational workflows, compared to current approaches, and improve overall test results. This product is being offered to TB laboratories for evaluation.

•	OMNIgene™—GUT is a system for the collection, stabilization, transportation and storage of microbial DNA in stool samples. This product is being offered to academic researchers for early-stage testing in gut microbiome studies.

These products represent potential, long-term market opportunities that we are still developing or are in the early stages of commercializing. Much of our activities for these products are currently centered around ensuring that early versions are being provided to key opinion leaders or early adopters in the relevant markets. We expect these products will enable researchers and other customers to improve their results through better and lower cost sample collection, stabilization and preservation.

Research and Development

In 2014, our research and development activities focused primarily on development of our next generation Intercept i2™ collection device, assessing initial feasibility of a new rapid point-of-care Ebola test using our OraQuick® platform, and clinical and technical support for our existing products. From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $12.1 million in 2014, $10.9 million in 2013 and $12.4 million in 2012. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

Sales and Marketing

We attempt to reach our major target markets through a combination of direct sales, strategic arrangements and independent distributors. Our marketing strategy is to create or raise awareness through a full array of marketing activities, which include trade shows, print advertising, special programs, distributor promotions, telemarketing and the use of digital and social media in order to stimulate sales in each target market.

We market our products in the United States and internationally. Consolidated net revenues attributable to customers in the United States were $82.3 million, $77.2 million and $67.5 million in 2014, 2013 and 2012, respectively. Consolidated net revenues attributable to international customers amounted to $24.2 million, $21.7 million and $20.3 million, or 23%, 22% and 23% of our total revenues, in 2014, 2013 and 2012, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing—Professional

We market the OraQuick ADVANCE® rapid HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician office market and to retail clinics operated by pharmacies. We have engaged two manufacturers’ representative organizations to assist with sales to U.S. physicians and retail clinics. Internationally, we distribute our OraQuick® HIV test in Europe and certain other foreign countries.

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

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in Europe and other countries through distributors. Under an agreement with AbbVie, we are co-promoting our OraQuick® HCV test in certain U.S. markets, including general practitioners and certain specialty physicians, the professional trucking industry and retail pharmacies and clinics. Under this arrangement, AbbVie has agreed to detail our OraQuick® HCV test in the physician markets and we pay AbbVie a fee for these detailing services. In addition, we have implemented a broad-based program for training physicians on our OraQuick® HCV test and we have developed and implemented a patient care database and limited co-payment reimbursement program under this agreement.

We have distribution rights to an FDA 510(k) cleared rapid flu A&B test, which we market under our proprietary OraSure QuickFlu® tradename. Under our agreement with the supplier of this product, we are permitted to sell this product into the U.S. hospital and public health markets.

Infectious Disease Testing—OTC

We sell our OraQuick® In-Home test in the U.S. retail or consumer market. Retailers carrying the product include CVS, Walgreens, Rite Aid, Wal-Mart and Kroger. The product is also available for purchase on-line through certain retailers and our website, www.oraquick.com. The primary target population for our HIV-OTC test is comprised of young, sexually active adults, with greater purchase intent found in high-risk sub groups, such as men who have sex with men, African Americans and Latino Americans. In 2014, we changed our promotional strategy by implementing a more cost-effective promotional approach focused on retail outlets and moved away from more expensive broad-based consumer advertising.

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

Molecular Collection Systems

DNAG primarily sells its products directly to its customers, primarily through its own internal sales force. In some countries distributors are used, particularly in the Asia-Pacific region. Over half of DNAG’s employees work in the areas of sales, marketing, business development or product management. The significant majority of employees who deal directly with customers have molecular science backgrounds, which we believe is useful in selling and marketing molecular collection products, and more importantly, in identifying and evaluating new market and business opportunities.

Historically, most of DNAG’s revenues have been derived from product sales into the academic and research markets. However, sales to commercial customers providing consumer genetics and clinical diagnostic services have been increasing and now account for a majority of DNAG’s revenues. A significant portion of DNAG’s sales are derived from repeat customers, in both markets. DNAG also has a number of established global customers in the livestock market, including breed associations and research institutions. A molecular collection product focused on the infectious disease research market is also sold by DNAG.

Substance Abuse Testing

Our substance abuse testing products are marketed to laboratories serving the workplace testing, forensic toxicology, criminal justice and drug rehabilitation markets in the U.S. and in certain international markets.

We have entered into agreements for the distribution of our Intercept® collection device and associated MICRO-PLATE assays for drugs-of-abuse testing in the workplace testing market in the United States and Canada through several laboratory distributors and internationally for workplace, criminal justice and forensic toxicology testing through other distributors. We also market the Intercept® collection device on its own and as a kit in combination with laboratory testing services. To better serve our workplace customers, we have contracted with commercial laboratories to provide prepackaged Intercept® test kits, with prepaid laboratory testing and specimen shipping costs included.

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

As discussed above, we have also launched our next generation Intercept i2™ collection device with a NIDA-5 panel of fully-automated high-throughput oral fluid assays developed with Thermo Fisher for the detection of PCP, THC, opiates, cocaine, methamphetamines and amphetamines. These products are currently sold into the criminal justice and drug treatment markets. We plan to obtain FDA 510(k) clearance of our Intercept i2™ device for use with the NIDA-5 assay panel, along with an additional six fully-automated high-throughput assays in order to expand sales of this product line into the workplace testing market and other markets that require 510(k) cleared drug tests. We expect that the 510(k) cleared Intercept i2™ device and related fully-automated high-throughput assays will eventually replace our original Intercept® collector and MICRO-PLATE assays in the drug testing market.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson Medical-Surgical, AmerisourceBergen Corporation, and Henry Schein. We have also engaged a manufacturers’ representative organization to help our U.S. distributors promote and sell Histofreezer®. In 2014, we began selling a private label version of our professional Histofreezer® product for resale by one of our U.S. distributors. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

We distribute cryosurgical wart removal products in the OTC foot care market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma. For several years, we have sold OTC cryosurgical products for the removal of both warts and skin tags under private label arrangements with retailers in Canada. In 2014, we began selling a private label version of our OTC product to a large U.S. retailer.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and our OraGene® product line accounted for total revenues of $38.9 million, $15.5 million and $23.8 million, respectively, in 2014, $44.8 million, $14.5 million and $20.4 million, respectively, in 2013 and $37.9 million, $14.9 million and $14.3 million, respectively in 2012.

We had no individual customers who accounted for more than 10% of our total revenues in 2014, 2013 or 2012.

Financial Information by Segment

We operate our business within two reportable segments. The first is our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices, and medical devices. The second is our “DNAG” or molecular collection systems business, which consists primarily of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing.

OSUR revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from the sale of OTC products to retail pharmacies and mass merchandisers, and to consumers over the internet and from licensing and product development activities. DNAG revenues consist of product sold into the academic research, consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine and animal genetics markets. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the consolidated financial statements, included elsewhere in this Annual Report.

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraSure® Intercept® and Intercept i2™ collection devices, Western blot HIV-1 confirmatory test, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We can purchase the HIV antigens, the nitrocellulose and certain other critical components used in the OraQuick® HIV product lines, the HCV antigens used in the OraQuick® HCV test and the antigen used in the Western blot HIV-1 confirmatory test only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens, the nitrocellulose or other critical components used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete, increase our costs and disrupt our ability to manufacture and sell the affected products.

Our MICROPLATE and AUTO-LYTE assays require the production of highly specific and sensitive antibodies corresponding to the antigen of interest. Substantially all our antibody requirements are provided by contract suppliers. We believe that we have adequate reserves of antibody supplies and that we have access to sufficient raw materials for these products.

Our OraSure QuickFlu® test is manufactured and supplied by a third party, Princeton BioMeditech. There is no other supply source for this product.

The fully-automated high-throughput oral fluid drug assays sold with our new Intercept i2™ collection device are manufactured and supplied under a long-term agreement with Thermo Fisher. There is no other supply source for these products.

The Histofreezer® product sold in the U.S. is assembled by U.S. vendors and the Histofreezer® product sold internationally was previously assembled in the Netherlands by Koninklijke, Utermöhlen, N.V. (“Utermöhlen”), the company from which we acquired the product line in 1998. The supply agreement with Utermöhlen has expired and we have successfully transferred our supply arrangement for international versions of this product to a vendor located in Germany. The cryosurgical wart removal products distributed in OTC markets are assembled by vendors located in the United States. We believe that additional suppliers of all of our cryosurgical products are available on terms no less favorable than the terms of our existing supply agreements in the event that our current suppliers would be unable or unwilling to continue manufacturing these products.

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

Employees

As of December 31, 2014, we had 320 full-time employees (including 89 employees at our subsidiary, DNAG). Of this total, there were 110 in sales, marketing and client services; 31 in research and development; 130 in operations, manufacturing, quality control, information systems, purchasing and shipping; 18 in quality assurance and regulatory affairs; and 31 in administration and finance. This compares to 293 employees as of December 31, 2013. Our employees are not currently represented by a collective bargaining agreement.

Competition

The diagnostic industry is a multi-billion dollar international industry and is intensely competitive. Many of our competitors are substantially larger than we are, and have greater financial, research, manufacturing and marketing resources.

Important competitive factors for our products include price, quality, performance, ease of use, customer service and reputation. Industry competition is based on these and the following additional factors:

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

The future market for diagnostic products is expected to be characterized by greater cost consciousness, the development of new technologies, tighter reimbursement policies and consolidation. The purchasers of diagnostic products are expected to place increased emphasis on lowering costs, reducing inventory levels, obtaining better performing products, automation, service and volume discounts. The increased complexity of the market is expected to force many competitors to enter into joint ventures or license certain products or technologies.

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

Several companies market or have announced plans to market oral specimen collection devices and tests both within and outside the United States. We expect the number of devices competing with our OraQuick®, OraSure®, Intercept® and Intercept i2™ devices to increase as the benefits of oral fluid-based testing become more widely accepted.

Competition in the U.S. market for infectious disease testing in medical settings is intense and is expected to increase. Our principal competition for HIV testing in the professional market comes from existing and new point-of-care rapid blood tests, automated laboratory-based blood tests, or other oral fluid-based tests. One of our competitors has received FDA approval and a CLIA waiver for a rapid oral fluid HIV test and another sells a rapid HIV antigen/antibody test that is both FDA approved and CLIA waived. Our OraQuick® rapid HCV test competes against laboratory-based blood tests in the U.S., as there currently are no other rapid HCV testing products approved by the FDA.

Our competitors in the domestic infectious disease testing market include medical diagnostic companies and specialized biotechnology firms, as well as pharmaceutical companies with biotechnology divisions. Competing tests are often sold at a lower price than we charge for our products. This competition can result in lost sales and degradation of the price (and therefore the applicable profit margins) we can charge for our HIV and HCV tests.

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

The OraSure QuickFlu® test competes primarily against other rapid flu tests sold by various third parties in the U.S. hospital and public health markets.

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

There are at least two competitors that sell fully-automated high-throughput oral fluid drug testing products in unregulated settings in the United States. These competitors sell these assays for use with either their own oral fluid collector or a collector manufactured by another party. These offerings compete against our Intercept® drug test system (including our MICRO-PLATE assays) and are expected to compete against our new Intercept i2™ collection device and related fully-automated high-throughput oral fluid assays.

Our MICRO-PLATE oral fluid drug assays, which are sold for use with the original Intercept® collector and our OraSure® collection device, also continue to come under increasing competitive pressure from “home-brew” assays developed internally by our laboratory customers. Our oral fluid MICRO-PLATE assays also compete with urine-based homogeneous assays that are run on fully-automated, random access analyzers. These tests provide strong competitive pressure because they provide the benefits of automation, including lower costs and short turn-around times.

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

Our professional cryosurgical product is sold primarily to physicians, including family practitioners, pediatricians and podiatrists. This product primarily competes against other portable cryosurgical systems used for the removal of benign skin lesions in both the U.S. and Europe. Our OTC cryosurgical products compete against other cryosurgical products offered in the U.S. OTC market and certain international OTC markets.

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

We hold, through our subsidiary, DNAG, eleven United States patents and numerous foreign patents issued for compositions, methods and apparatus for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from July 2019 through February 2034.

We have two United States patent and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from September 2025 to December 2030. We have also licensed another patent relating to apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products.

We require our employees, consultants, outside collaborators and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain consultants, the agreements also provide that all inventions conceived by the individual during his or her tenure with us or the performance by the consultant of services for us will be our exclusive property.

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2™, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu®, Q.E.D.®, Oragene®, ORAcollect™, OMNIgene™, PrepIT™, HEMAgene™, and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma.

Although important, the issuance of a patent or existence of trademark or trade secret protection does not in itself ensure the success of our business. Competitors may be able to produce products competing with our patented products without infringing our patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented product in other countries. The issuance of a patent is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent or trademark can be challenged by litigation after its issuance or registration. If the outcome of such litigation is adverse to the owner of the patent, the owner’s rights could be diminished or withdrawn. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

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

If there are any modifications made to our marketed devices, a premarket notification or PMA may be required to be submitted to, and cleared or approved by, the FDA, before the modified device may be marketed. A new PMA or a PMA supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indications for use, manufacturing process, manufacturing facility, critical components, labeling and design.

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

Some of our products are used for research only or other non-medical purposes. Our molecular collection products are sold to many academic and research institutions for research purposes and our drugs-of-abuse products are sold to laboratories and clinics for forensic or other non-medical uses. The FDA does not currently regulate products used for these purposes, although other state and federal regulatory requirements may apply.

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

We believe that our facilities and procedures are in material compliance with the FDA’s QSR regulations, but the regulations are subject to change, and we cannot be sure that FDA investigators will agree with our compliance with the QSR requirements. Companies are also subject to other post-market and general requirements, including product listing and establishment regulations, which help facilitate FDA inspections and other regulatory action, post-market surveillance requests, restrictions imposed on marketed products, promotional standards and requirements for recordkeeping and reporting of certain adverse reactions. Medical device reporting regulations require that manufacturers report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur.

The FDA regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in an FDA Form 483 (which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations), public warning letters, monetary penalties against a company or its officers and employees, suspension or withdrawal of regulatory approvals, operating restrictions, total or partial suspension of production, injunctions, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution.

On December 23, 2013, our molecular collection systems subsidiary, DNAG, received a warning letter from the FDA. The warning letter primarily focused on DNAG’s response to two Form 483 observations issued by the FDA as a result of an inspection of DNAG’s Ottawa, Canada facilities in September 2013.

Specifically, the warning letter indicated the need for additional documentation regarding design and development activities for DNAG’s products and focused in particular on the design planning and design history file for DNAG’s 510(k)-cleared Oragene®—Dx collection device. In addition, the warning letter requested additional documentation related to finished product acceptance testing activities for DNAG’s ORAcollect™ collection device. The letter further noted that DNAG does not currently have in place an approved PMA or 510(k) clearance for its ORAcollect™ device.

DNAG has submitted a formal response and is actively engaged and working with the FDA to address the issues referenced in the warning letter. In addition, DNAG has submitted to the FDA an application for 510(k) clearance of its ORAcollect™ device. While the warning letter still remains pending, DNAG intends to continue to sell and market all of its products. We expect no material impact to product sales or our consolidated financial performance for the forseeable future as a result of the issues raised by the warning letter.

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

Advertising and Promotion

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (“FTC”) and by other federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorney generals. Although physicians are permitted to exercise medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Promotional activities for FDA-regulated products of other companies have also been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitute promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. FTC enforcement actions often result in consent decrees that constrain future actions. If an enforcement action is brought by the FDA or FTC, our reputation could be damaged and sales of our products could be impaired.

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

We are also subject to other federal and state laws targeting fraud and abuse in the healthcare industry, including false claims laws, marketing conduct laws and laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, such manufacturers can enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application. In recent years, there has been greater scrutiny of marketing practices in the medical device industry which has resulted in several government investigations by various government authorities and the introduction and/or passage of federal and state legislation regulating interactions between medical device manufacturers and healthcare professionals and providers and requiring the disclosure by medical device manufacturers of gifts or other payments to healthcare professionals and providers. For example, under the Sunshine Act provisions of the Affordable Care Act, device manufacturers are subject to new federal reporting and disclosure requirements with regard to payments or other transfers of value made to physicians and teaching hospitals. Reports submitted under the Sunshine Act are placed in a public database. Device manufacturers are required to submit annual reports by March 31 which cover the prior calendar year. To be in compliance with such disclosure laws, we have implemented necessary systems to accurately track gifts and other payments.

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

Foreign Corrupt Practices Act and Other Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to use any means of interstate commerce corruptly in the furtherance of any offer, payment, promise to pay or authorization of payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has and will continue to be subject to the FCPA and various other laws, rules and/or regulations applicable to us as a result of our international sales. Those laws include the U.K. Bribery Act (the “Bribery Act”), which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

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

The process of obtaining required approvals or registrations can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals and registrations can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain approval or registration. The submission of an application to the FDA or other regulatory authority does not guarantee that an approval or registration to market or import the product will be received. A regulatory authority may impose requirements as a condition to granting an approval or registration, may include significant restrictions or limitations as part of any approval or clearance it grants and may delay or refuse to grant approval or registration, even though a product has been approved or registered without restrictions or limitations in another country or by another agency.

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

Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. We and our suppliers and distributors are subject to routine inspection by the FDA and other agencies to determine compliance with QSR and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations. We believe that our facilities and procedures are in material compliance with the QSR requirements, but we cannot be sure that the FDA investigators will agree with our compliance with the QSR requirements. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.

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

Our Ability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

We believe that our products and procedures are in material compliance with all applicable FDA regulations, including the FDA’s QSR regulations, but the regulations regarding the manufacture and sale of our products and the QSR requirements are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. In addition, the FDA and other regulatory authorities have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain product approvals. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

Failure To Comply With The HIPAA Privacy, Security and Breach Notification Regulations May Increase Our Costs.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security regulations, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), establish comprehensive federal standards with respect to the use and disclosure of protected health information by certain entities and set standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including the circumstances under which use and disclosure of protected health information are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of protected health information; the content of notices of privacy practices for protected health information; administrative, technical and physical safeguards required of entities that use or receive protected health information; and the protection of computing systems maintaining electronic protected health information.

We have implemented policies and procedures to comply with the HIPAA privacy and security laws and regulations, where applicable to our business. The privacy regulations establish a uniform federal standard but do not supersede state laws that may be more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for health care data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH, it is not possible to predict what the extent of the impact on business will be; however, if we do not comply with existing or new laws and regulations related to protecting the privacy and security of health information we could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, we could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

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

FDA Regulation of Laboratory-Developed Tests and Genetic Testing Could Affect Demand For Our Products.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, or LDTs, but has exercised enforcement discretion in not regulating LDTs performed by high complexity CLIA-certified laboratories. LDTs are tests developed in-house by a laboratory where the laboratory makes a determination about its ability to perform the test and whether the test yields clinically relevant information. A significant portion of the total volume of genetic or molecular testing is performed with LDTs.

In mid-2014, the FDA announced that it would begin regulating LDTs, including laboratory developed molecular tests, and has issued proposed guidance on the regulation of LDTs for public comment. Our subsidiary, DNAG, sells its DNA collection systems to certain laboratories and other customers for use with LDTs. One of DNAG’s largest customers received a warning letter regarding its use of LDTs and, as a result, has reduced its service offerings while it works to resolve the issues defined in the warning letter. This reduction in service significantly reduced the volume of product purchased by this customer from DNAG compared to historical levels. The FDA’s increased regulation of LDTs could make it more difficult for laboratories and other customers to continue offering LDTs that involve genetic or molecular testing. This, in turn, could reduce demand for DNAG’s products and adversely impact our revenues.

Evolving Legislative, Judicial and Ethical Standards on the Use of Technology and Biotechnology Could Affect Our Molecular Collection Systems Business.

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with regulatory requirements, health insurance, data access and privacy, intellectual property protection, national and international legislative initiatives and other variables impact the widespread adoption of genetic testing or specific segments or tests within the genetic testing market. These developments could impact sales of our molecular collection systems products.

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements we may enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices, laws requiring the reporting of certain transactions between us and healthcare professionals and HIPAA, as amended by HITECH, which governs the conduct of certain electronic healthcare transactions and protects security and privacy of protected health information. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Industry, Business and Strategy

Our Ability to Sell Products Could be Adversely Affected by Competition From New and Existing Diagnostic Products.

The diagnostics industry is focused on the testing of biological specimens in a laboratory or at the point of care and is highly competitive and rapidly changing. Many of our principal competitors have considerably greater financial, technical and marketing resources than we do. As new products enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold than ours. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for new products that would render our technologies and products obsolete or otherwise commercially unattractive, or introduce or commercialize such products, before we can do so. If we fail to maintain and enhance our competitive position, our customers may decide to use products developed by competitors which could result in a loss of revenues. These developments could have a material adverse effect on our business, financial condition and results of operations.

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

Consolidation in the Healthcare Industry Could Adversely Affect Our Future Revenues and Operating Results.

The healthcare industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.

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

During 2014, 2013 and 2012, we incurred $12.1 million, $10.9 million, and $12.4 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products may be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or may substantially delay or condition approval. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Moreover, we may spend a significant amount of money on advertising and fail to develop a market for the product. Accordingly, if we fail to develop and gain commercial acceptance for our products, or if competitors develop more effective products or a greater number of successful new products, customers may decide not to purchase our products or may purchase and use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flow and business.

If We Fail to Achieve Performance Objectives Under Our HCV Agreement With AbbVie, Our Financial Results and Business Prospects Could Be Adversely Affected.

We have entered into an agreement with AbbVie for the co-promotion of our OraQuick® HCV test into certain markets in the U.S. Under the agreement, we have granted exclusive co-promotion rights to AbbVie for the OraQuick® HCV test in these markets and we will provide certain services in support of HCV testing. In exchange for these exclusive rights and the services to be provided to AbbVie, we are eligible to receive up to $75.0 million in aggregate payments over the term of the agreement, which runs through December 31, 2019. If certain performance milestones are achieved, we will also be eligible to receive additional annual incentive fees ranging from $3.5 million to $55.5 million per year over the life of the agreement, beginning in 2015. The agreement contains certain termination, indemnification and other provisions typical of agreements of its type.

It is difficult to predict exactly when, or if, we will be able to achieve one or more of the performance milestones under this agreement. In addition, under certain circumstances, either party may terminate the agreement before its expiration and such a termination could occur as early as December 31, 2016. If either of these events occurs, the amount of exclusivity payments and incentive fees we receive under the HCV agreement with AbbVie could be reduced and our financial results and business prospects could be adversely affected.

Failure to Successfully Develop and Commercialize a Rapid Point–of-Care Ebola Test Could Adversely Affect Our Results of Operations and Business Prospects.

In late 2014, we commenced a program for the development and commercialization of a rapid, point-of-care Ebola antigen test using our OraQuick® technology platform. Although we have achieved significant development and clinical milestones, there is no assurance that we will be successful in our development efforts or that a developed test will perform at a level necessary to receive the regulatory approvals required for its use. In addition, it is uncertain whether we will be successful in commercializing this product. As described elsewhere in this Annual Report, we are seeking external funding for our development program along with substantial and sustainable purchase commitments for our Ebola test. Failure to successfully complete development, obtain the required regulatory approvals or receive adequate development funding and purchase commitments would likely result in termination of this project.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our efforts to increase sales of our products, including the OraQuick® HCV test or the OraQuick® In-Home HIV test, achieve the performance milestones under our HCV agreement with AbbVie, or continue growing our molecular collection systems business. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our business. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Qualified Personnel as Necessary, Our Business Could be Harmed.

Our success depends to a large extent upon the contributions of our executive officers, management and sales, marketing, operations and scientific staff. We may not be able to attract or retain a sufficient number of qualified employees in the future due to the intense competition for qualified personnel among medical products and other life science businesses. Our ability to recruit such employees will depend on a number of factors, including compensation, benefits, work location and the prospects for advancement within our organization. We generally do not enter into employment agreements requiring our employees to work for us for any specified period.

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

We may enter into strategic acquisitions or investments as a way to expand our business. These activities, and their impact on our business, are subject to many risks, including the following:

•	Suitable acquisitions or investments may not be found or consummated on terms or schedules that are satisfactory to us or consistent with our objectives;

•	The benefits expected to be derived from an acquisition may not materialize and could be affected by numerous factors, such as regulatory developments, insurance reimbursement, our inexperience with new businesses or markets, general economic conditions and increased competition;

•	We may be unable to successfully integrate an acquired company’s personnel, assets, management, information technology systems, accounting policies and practices, products and/or technology into our business;

•	Worse than expected performance of an acquired business may result in the impairment of intangible assets;

•	Acquisitions may require substantial expense and management time and could disrupt our business;

•	We may not be able to accurately forecast the performance or ultimate impact of an acquired business;

•	An acquisition and subsequent integration activities may require greater capital and other resources than originally anticipated at the time of acquisition;

•	An acquisition may result in the incurrence of unexpected expenses, stockholder lawsuits, the dilution of our earnings or our existing stockholders’ percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

•	An acquisition may result in the loss of our or the acquired company’s key personnel, customers, distributors or suppliers; and

•	An acquisition of a foreign business may involve additional risks, including, but not limited to, foreign currency exposure, liability or restrictions under foreign laws or regulations, and our inability to successfully assimilate differences in foreign business practices or overcome language or cultural barriers.

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

These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs. One example is the Patient Protection and Affordable Care Act, the Federal healthcare reform law enacted in 2010 (the “Affordable Care Act”). Similar reforms may occur internationally.

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

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention (“CDC”) issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV testing products. For example, OraQuick® HIV sales decreased 7% from 2013 to 2014, in part due to customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under new testing guidelines issued by the CDC. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

Reductions in Government Funding and Research Budgets Could Adversely Affect Our Business and Financial Results.

We sell our OraQuick ADVANCE® HIV-1/2 test and our OraQuick® HCV test into the public health market which consists of state, county and other governmental public health agencies, community based organizations, service organizations and similar entities. We also sell these products into the hospital market. Many of these customers depend to a significant degree on grants or funding provided by governmental agencies to run their operations including programs that use our products. In international markets, we often sell our products to or through foreign governmental agencies or parties funded by such agencies.

Our subsidiary, DNAG, sells many of its products to researchers at academic institutions, pharmaceutical and biotechnology companies, government laboratories and private foundations. Many of DNAG’s research customers are dependent for their funding on grants from U.S. governmental agencies such as the U.S. National Institutes of Health and agencies in other countries.

The level of available government grants or funding in the U.S. and elsewhere is unpredictable and may be affected by various factors including economic conditions, legislative and regulatory developments, political changes, civil unrest and changing priorities for research and development activities. Any reduction or delay in government funding could cause our customers to delay, reduce or forego purchases of our products.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which was designed to reduce federal spending over the next 10 years by $2.5 trillion. Under that law, a select committee of Congress was tasked with identifying and recommending $1.2 trillion in spending cuts by late November 2011. Because the committee did not agree on spending cuts within that time frame, certain automatic cuts to discretionary, national defense and Medicare spending became effective on March 1, 2013. As a result, there have been reductions in payments to Medicare providers and in genetic and other research funding. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. Although their full impact is uncertain, the spending cuts implemented under this law have adversely affected and are expected to continue to adversely affect our customers’ ability to purchase our products. This reduced funding may also increase pressure to lower the prices we charge for our products. In addition, other legislative or regulatory changes may be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

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

We rely heavily on enterprise resource planning and other complex information technology systems across our operations and on the internet, including for management of inventory, purchase orders, invoices, shipping, interactions with our third-party logistics provider, revenue and expense accounting, online business, consumer call support, and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products, respond to customer inquiries, and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems and the internet. In addition, we rely on information technology systems for the development and implementation of a patient care database that we are providing as part of our services under the HCV agreement with AbbVie. This database contains patient specific healthcare information and must be maintained and operated in accordance with stringent privacy and security requirements.

The failure of any of the foregoing systems to operate effectively, problems with transitioning to upgraded or replacement systems, a breach in security of these systems through a cyber attack or otherwise, or disruptions in the operation of the internet, could cause delays in product sales, reduced efficiency of our operations and violation of privacy laws and regulations. Significant expenditures could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation, and could result in litigation against us or the imposition of liability and penalties.

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third-party suppliers. For example, the biological antigens, nitrocellulose and certain other components required to make our OraQuick ADVANCE® HIV-1/2 test, OraQuick® In-Home HIV test and OraQuick® HCV test are currently purchased from sole source suppliers. Our OraSure QuickFlu® test and the fully automated high-throughput drug assays sold with our Intercept i2™ device are manufactured and supplied by sole source suppliers and the conjugates used in our MICROPLATE oral fluid drugs-of-abuse assays are obtained from third party suppliers.

In addition, our subsidiary, DNAG, uses two third-party manufacturers to supply virtually all of its products, including its Oragene® line of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

If our third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting our specifications, we may need to find another source and/or manufacturer. This could require that we perform additional development work and it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. We may also need to obtain FDA or other regulatory approvals for the use of an alternative component or for changes to our products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products into one or more markets or completely prevent us from doing so, and could increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

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

An important recent arrangement is our HCV co-promotion agreement with AbbVie. We expect that this agreement will help increase sales of our OraQuick® HCV test and provide us with additional compensation related to the increased use of our test. However, whether this sales growth is achieved or the additional compensation is received will depend, in part, on AbbVie’s fulfillment of its obligations under this agreement, including its obligation to detail our OraQuick® HCV test into the physician and specialty physician office markets and the success of those detailing efforts.

While we generally expect that our collaborative partners will have an economic motivation to succeed in performing their contractual responsibilities, there is no assurance that they will do so, either at the level required or at all, and the amount and timing of resources to be devoted to these activities will be controlled by others. Reliance on strategic agreements can also make it difficult to accurately forecast our future revenues operating results. There can be no assurance that the expected revenues or profits will be fully derived from such arrangements.

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

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products and apparatus relating to the use or manufacture of those products. However, there have been changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may impact our ability to protect our technology and enforce our intellectual property rights. For example, in 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

The Sales Potential for Our OraQuick® Products Could be Affected by Our Ability to Obtain Certain Licenses and by Future Litigation.

Our OraQuick® test platform is a lateral flow assay that tests for specific antibodies or other substances. The term “lateral flow” generally refers to a test strip through which a sample flows and which provides a test result on a portion of the strip downstream from where the sample is applied. There are numerous patents in the United States and other countries which claim lateral flow assay methods and devices. There are also patents that cover the type of analyte or antibody (i.e., HIV-1, HIV-2, HCV, Ebola, etc.) which our OraQuick® test is designed to detect. Some of these patents may broadly cover aspects of our OraQuick® test and are in force in the United States and other countries. We may not be able to make or sell the OraQuick® test in the United States or other countries where these patents are in force.

We have obtained licenses under several lateral flow patents, and patents covering assays directed at specific analytes, which we believe are sufficient to permit the manufacturing and sale of our OraQuick® products as currently contemplated. However, licenses under additional patents may be required and it is possible that a third party could seek to enforce one or more patents against us.

If we are unable to successfully defend against or resolve patent infringement litigation or it is determined that a license is required and it is not possible to negotiate or otherwise obtain a license agreement on reasonable terms under a necessary patent, our ability to manufacture and sell OraQuick® products and develop and commercialize new applications using the same technology could be limited and we may incur increased costs or damages. In such case, we may be able to modify an OraQuick® product to avoid the claim of infringement or the need for a license. However, this alternative could preclude or limit our ability to sell the OraQuick® product in the United States and other markets, which would adversely affect our results of operations, cash flow and business.

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

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as our OraQuick® HCV test or the new sample collection and stabilization products being commercialized by DNAG. As such, there can be no assurance that any products will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

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

Our Customers May Resist Adoption of Rapid Point-of-Care Diagnostic Testing.

Sales of our rapid point-of-care diagnostic products, such as our OraQuick ADVANCE® HIV-1/2, OraQuick® HCV and OraQuick® In-Home HIV tests, are an important part of our business. Rapid point-of-care tests are beneficial because, among other things, they can be administered by healthcare providers in their own facilities or used by consumers at home without sending samples to central laboratories and can help ensure that test results are delivered to the individuals being tested.

However, clinical reference laboratories and hospital-based laboratories currently provide the majority of diagnostic tests used by physicians and other healthcare providers in the U.S. In certain international markets such as Europe, diagnostic testing is performed primarily by centralized laboratories. Our future sales will depend, in part, on our ability to expand market acceptance of rapid point-of-care testing by physicians, other healthcare providers and consumers and successfully compete against laboratory testing methods and products. We expect that clinical reference and other hospital-based laboratories will continue to compete vigorously against our rapid point-of-care products. Even if we can demonstrate that our products are more cost effective, save time, or have better performance or other benefits, physicians, other healthcare providers and consumers may resist changing to rapid point-of-care tests and instead may choose to obtain diagnostic results through laboratory tests. Our failure to achieve and expand market acceptance of our rapid point-of-care diagnostic tests with customers would have a negative effect on our future sales growth.

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

Various Factors May Affect Our Ability to Successfully Transition the OraQuick® In-Home HIV Test To Profitability.

During 2014, we changed our promotional strategy and reduced our advertising costs in order to transition our OraQuick® In-Home HIV test to become a profitable contributor to our business. Whether this ultimately will be successful will also depend on a number of other factors, including achieving increased awareness and adoption of the product among the targeted consumer base, our ability to generate a sufficient level of sales with less investment in advertising and promotion, initiating and maintaining relationships with suppliers and retailers, reducing the use of security devices and other barriers to purchase in retail stores, obtaining and maintaining sufficient inventory of the product, the performance of our toll-free customer support center and our comprehensive consumer website relating to the product, and our ability to successfully market the product at the projected selling price. There can be no assurance that we will be successful in these endeavors. In addition, retailers generally have broad product return rights which may be exercised if sufficiently high sales to consumers are not achieved. Transition of this product to profitability will also depend on whether any unanticipated adverse effects result from use of the product, or unfavorable publicity develops in respect of the product, as well as the emergence of new or existing products as competition, which are proven to be more clinically or cost-effective.

Sales of Our OraSure QuickFlu® Test May be Affected by Factors Beyond Our Control.

We sell a rapid flu test under the tradename OraSure QuickFlu®, primarily in the U.S. hospital and public health markets. A number of factors that are beyond our control could affect sales of this product, including:

•	Variability in the timing of the onset, length and severity of the flu season, which typically occurs from November of one year to May of the following year;

•	Competition from other rapid flu tests in the markets we serve;

•	Deficiencies in the manufacture, design or performance of the product or failure by the manufacturer to meet applicable quality and regulatory standards;

•	The inability of our supplier to provide sufficient quantities of the product;

•	Changes in the types or strains of influenza during a particular flu season; and

•	Lower than expected market penetration of the OraSure QuickFlu® test.

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

We May Face Product Liability Claims for Injuries Resulting From the Use of Our Products.

We may be held liable if any of our products, or any product which is made with the use or incorporation of any of our technologies, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or usage. There is no assurance that we would be successful in defending any product liability lawsuits brought against us. Regardless of merit or eventual outcome, product liability claims could result in:

•	Decreased demand for our products;

•	Lost revenues;

•	Damage to our image or reputation;

•	Costs related to litigation;

•	Increased product liability insurance costs;

•	Diversion of management time and attention; and

•	Incurrence of damages payable to plaintiffs.

We are selling cryosurgical products in the consumer or OTC market in the United States and certain countries and we may expand OTC sales of these products into other countries. We also sell the OraQuick® In-Home HIV test in the United States OTC market, and we are considering the expansion of this product internationally. We believe the sale of products in the OTC market increases our potential exposure to product liability and other claims.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $24.2 million or 23% of consolidated net revenues in 2014, $21.7 million or 22% of consolidated net revenues in 2013, and $20.3 million or 23% of consolidated net revenues in 2012. In addition, our molecular collection systems business, which accounted for $23.8 million or 22% of consolidated net revenues in 2014, is operated in Canada.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	Uncertainty in the application of foreign laws and the interpretation of contracts with foreign parties;

•	The potential for inconsistent imposition of legal and regulatory requirements;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on international distributors or representatives;

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	Trade protection measures, trade sanctions and import/export licensing requirements;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain regulatory approvals or registrations for our products;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	Diversion to the U.S. of our products sold at lower prices into international markets;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	Limitation of or an increase of withholding and other taxes on remittances and other payments by a foreign subsidiary;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Our exposure to liability under the Foreign Corrupt Practices Act and various other laws, rules and/or regulations applicable to us as a result of our international sales;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below the prices we offer for our products;

•	Restrictions on our ability to repatriate investments and earnings from foreign operations;

•	Changes in shipping costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

In addition, we have contracted with a third party in Thailand for the manufacture of a portion of our OraQuick® HIV-1/2 tests, and all of DNAG’s products are produced in Canada. The Histofreezer® cryosurgical product sold in international markets is currently manufactured by a third party supplier located in Germany. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Continued Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Recent volatile economic conditions may occur again or continue in the future. These conditions have adversely affected and could continue to adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We have experienced annual net losses since 2008. In addition, as of December 31, 2014, the Company had an accumulated deficit of $178.3 million. Even though in the past we achieved profitability, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and sustain profitability in the future will be dependent upon a number of factors including, without limitation, the following:

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test, OraQuick® HCV test and other products in the United States and internationally;

•	Our ability to increase use of our OraQuick® HCV test and earn performance incentive fees under our HCV agreement with AbbVie;

•	The success and revenue growth of our molecular collection systems business;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to improve manufacturing efficiencies;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The degree to which our major distributors comply with their contractual obligations, including minimum purchase commitments;

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	The level of competition, including the degree to which competitors sell lower priced products or more attractive offerings to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our targets for growth in revenues;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and

•	The costs and results of patent infringement, product liability and other litigation or claims asserted against us.

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

Customers in the markets we serve often submit a high percentage of purchase orders in the third month of a calendar quarter. Although this can vary from quarter to quarter, many customers make purchase decisions late in a quarter due to budgetary or financial requirements. This can make it difficult to accurately forecast whether we will achieve our quarterly sales forecasts and can cause variability in our operating results.

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

In addition, the revenues and operating results of our subsidiary, DNAG, are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. In 2014, DNAG reported total revenues of U.S. $23.8 million. Our expectation is that the DNAG business will continue to grow and our exposure to foreign currency exchange rates may be more significant than in past years.

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

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;

•	The performance of our business, including our efforts to increase sales of our OraQuick® HCV test and molecular collection systems products, and OraQuick® In-Home HIV test;

•	The successful execution of our strategic arrangements, including our HCV agreement with AbbVie;

•	Clinical results with respect to our products or those of our competitors;

•	The status of clinical studies and pending submissions for required regulatory approvals;

•	The announcement of regulatory or enforcement actions by the FDA or other agencies against us, our products or one or more of our customers;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments and industry or competitive trends;

•	Disputes or developments with key customers, distributors or suppliers;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Complaints or concerns about the performance or safety of our products and publicity about those issues, including publicity expressed through social media or otherwise over the internet;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	The relatively low trading volume for our Common Stock;

•	Period-to-period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

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

We believe that the facilities described above are adequate for our current requirements.

ITEM 3.	Legal Proceedings

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

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

	Year ended December 31
	2014		2013
	High	Low	High	Low
First Quarter	$8.60	$5.34	$7.52	$5.25
Second Quarter	$9.00	$5.78	$5.45	$3.75
Third Quarter	$8.94	$7.21	$6.46	$3.86
Fourth Quarter	$10.93	$6.93	$7.25	$5.64

On March 5, 2015, there were 436 holders of record and approximately 12,000 holders in street name of our Common Stock, and the closing price of our Common Stock was $7.11 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

During the three months ended December 31, 2014, in connection with the vesting of restricted shares, we did not retire any shares to satisfy minimum tax withholding obligations, pursuant to our Stock Award Plan. In addition, no shares were repurchased under our $25.0 million share repurchase program during the same period.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on NASDAQ. The NASDAQ Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	12/09	12/10	12/11	12/12	12/13	12/14
OraSure Technologies, Inc.	100.00	113.19	179.33	141.34	123.82	199.61
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12. “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2014	2013	2012	2011(5)	2010
Operating Results:
Net revenues	$106,464	$98,940 (2)	$87,820	$81,881	$75,015
Costs and expenses	111,266 (1)	111,102 (3)	104,090	91,278	78,369
Operating loss	(4,802)	(12,162)	(16,270)	(9,397)	(3,354)
Other income (expense), net	531	200	(242)	(313)	(143)
Income tax expense (benefit)	343	(772)	(1,397)	(869)	—
Net loss	(4,614)	(11,190)	(15,115)	(8,841)	(3,497)
Basic and diluted loss per share	$(0.08)	$(0.20)	$(0.29)	$(0.19)	$(0.08)
Shares used in computing basic and diluted loss per share	55,949	55,555	51,457	46,908	46,187

Cash Flow:
Cash flows provided by (used in) operating activities	$7,526 (1)	$8,385 (3)	$(5,373)	$(2,994)	$3,887

	December 31,
	2014	2013	2012(4)	2011(5)	2010
Financial Position:
Cash, cash equivalents, and short-term investments	$97,867	$93,191	$87,888	$23,878	$75,738
Working capital	104,752	100,590	103,483	30,860	77,808
Total assets	189,633	184,245	191,439	127,861	122,520
Accumulated deficit	(178,345)	(173,731)	(162,541)	(147,426)	(138,585)
Stockholders’ equity	158,701	161,146	170,315	100,250	102,843

(1)	Includes a $5.5 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the current period.
(2)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV tests.
(3)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the current period.
(4)	We received net proceeds of $70.2 million from a stock offering of 6,100,000 common shares completed on July 11, 2012.
(5)	Includes the results of DNA Genotek, Inc. from the acquisition date of August 17, 2011, as well as $2.6 million of transaction costs associated with the acquisition.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care and tests that are processed in a laboratory. We sell the only rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. In addition, our OTC HIV and cryosurgical products are available at retail pharmacies and mass merchandisers, and our OTC HIV product is also sold to consumers over the internet.

Current Consolidated Financial Results

During the year ended December 31, 2014, our consolidated net revenues were $106.5 million compared to $98.9 million for the year ended December 31, 2013. Net product revenues during the year ended December 31, 2014 increased 1% when compared to 2013, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV and cryosurgical systems products. These increases were partially offset by lower sales of our OraQuick® professional HIV product line and our OraQuick® In-Home HIV test. OraQuick® In-Home HIV test revenues in 2013 included a favorable non-recurring $2.5 million net revenue adjustment to account for a change in the revenue recognition policy associated with this product. Licensing and product development revenues for 2014 were $7.6 million compared to $623,000 for 2013. Licensing and product development revenues in 2014 represent the recognition of payments from AbbVie for exclusive promotion rights and certain services we provided under our HCV agreement (see further discussion below). Licensing and product development revenues in 2013 represent royalties related to sales of Merck’s OTC cryosurgical wart removal product pursuant to a license and settlement agreement that expired in August 2013.

Our consolidated net loss for the year ended December 31, 2013 was $4.6 million, or $0.08 per share, compared to a net loss of $11.2 million, or $0.20 per share, for the year ended December 31, 2013. Our consolidated net loss for the current period reflects lower advertising and promotional expenses associated with our OraQuick® In-Home HIV test. These costs were $8.5 million in 2014, as compared to $18.8 million in 2013. This decrease in advertising and promotion expenses was partially offset by increased expenses under our HCV agreement with AbbVie, higher research and development costs, and higher legal, staffing and consulting costs. In addition, our current period loss includes a $5.5 million gain (recorded as a reduction to operating expenses) for a final settlement payment received for the termination of our assay agreement with Roche Diagnostics. This compares to an $8.3 million gain recorded in 2013 for the initial settlement payment received pursuant to the same termination agreement.

Cash provided by operating activities for the year ended December 31, 2014 was $7.5 million, compared to $8.4 million for the year ended December 31, 2013. As of December 31, 2014, we had $97.9 million in cash and short term investments compared to $93.2 million at December 31, 2013.

2014 Developments

HCV Co-Promotion Initiatives

On June 10, 2014, we entered into an agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. The product is used to test individuals at-risk for the hepatitis C virus. We are responsible for manufacturing and selling the product into all markets covered by the agreement.

Pursuant to the agreement, we have granted exclusive co-promotion rights for the OraQuick® HCV test in certain markets to AbbVie and will provide certain additional services in support of HCV testing. In exchange for these exclusive rights and other services which we will provide to AbbVie, we are eligible to receive up to $75.0 million in aggregate payments over the term of the agreement, which runs through December 31, 2019. We plan to recognize the payments ratably on a monthly basis over the life of the agreement. The first $15.0 million payment was received in July 2014 and as of December 31, 2014, we recognized $7.6 million in revenues. In addition, if certain performance-based milestones are achieved, we will be eligible to receive additional payments annually, ranging from $3.5 to $55.5 million over the life of the agreement, beginning in 2015. The agreement also contains certain termination, indemnification and other provisions typical of agreements of this type. Payments received under this agreement will be recorded as licensing and product development revenue in our statements of operations.

During the second half of 2014, we began three initiatives under the Co-Promotion Agreement, each with the intent of increasing HCV awareness and making our OraQuick® HCV test and AbbVie’s patient support program widely available to patients. The first initiative focuses on primary care and specialty physicians. In August 2014, AbbVie began detailing our OraQuick® HCV test to physicians and we commenced a comprehensive product training program for these customers. As a result of these efforts, hundreds of physician offices have indicated an interest in our product. We have also developed a patient care database and limited co-insurance reimbursement program for use in connection with this and the other initiatives under the agreement.

The second initiative targets employers or employer groups with employees that are at high risk for HCV. Our initial focus has been on commercial long-haul truck drivers. We intend to continue promoting the use of our test through health and wellness providers who serve professional truckers.

A third initiative is to focus on national retail pharmacies and retail clinics. We and AbbVie have initiated discussions with several major retail pharmacies about increasing awareness and making our OraQuick® HCV test and AbbVie’s patient support program available through retail outlets.

Although we expect the AbbVie agreement to benefit our OraQuick® HCV business, it is difficult to predict when, or if, we will be able to achieve our objectives under the agreement, including receipt of one or more performance fees. If we fail to do so, or if the agreement is terminated early, the level of compensation we receive would be reduced and our financial results and business prospects could be adversely affected.

Launch of the Next Generation Intercept® Collection Device

We have completed development of a our second generation Intercept i2™ oral specimen collection device. In July 2014, we commercially launched the new device into the U.S. criminal justice and forensic toxicology markets and into certain international markets. A generic version of this device is also sold, primarily to laboratories for validation studies.

Drugs-of-Abuse Assay Agreement

We continue to make progress under our agreement with Thermo Fisher to develop and supply homogenous fully-automated oral fluid drugs of abuse assays to be used with our new Intercept i2™ collection device. In the fourth quarter of 2014, six high-throughput, fully-automated oral fluid assays were launched into the U.S criminal justice and forensic toxicology markets, consisting of a NIDA-5 panel for detection of amphetamines, methamphetamines, cocaine, opiates, PCP and THC, or marijuana. Six additional assays are expected to launch in 2015.

As a result of this progress, in late June 2014 we issued our final purchase order for fully-automated assays developed under our terminated agreement with Roche Diagnostics (“Roche”). Pursuant to the terms of the termination agreement with Roche, we received $5.5 million as a result of the submission of our final purchase order. This payment was recorded as a reduction of operating expense in our consolidated statement of operations.

Rapid Ebola Test

In 2014, we began efforts to develop and commercialize a rapid, point-of-care antigen test for the Ebola virus, using our OraQuick® technology platform. We have achieved significant development and clinical milestones for this product and we are close to finalizing the design of a prototype device. Subject to receipt of external funding as described below, we expect to place this test into more extensive field testing in Africa in the near future.

Despite the good progress we have made on the development front, whether this product will ultimately contribute to our business depends on several factors. First, we are seeking funding for our development efforts from a variety of Federal agencies. The costs to complete development and obtain the applicable regulatory approvals for this product are not insignificant. Second, as we complete our clinical development and prepare for field testing, we are also in discussions with various government agencies regarding product procurement. Our goal is to obtain substantial and sustainable product purchase commitments, along with the external development funding. Third, assuming the field testing of this product is successful we plan to seek an Emergency Use Authorization from the FDA and other longer-term regulatory approvals from the FDA and other regulatory bodies as required to commercialize this product.

Although we have made progress in our development efforts and we have received some positive feedback on funding from several agencies, it is difficult to predict whether we will be successful in completing our product development, obtaining the required regulatory approvals or achieving our funding goals. If we are unable to reach one or more of these objectives, we will likely discontinue our work on this project.

Governmental Funding Outlook

Many of our customers rely on public funding provided by federal, state and local governments. This funding has been and may continue to be reduced or deferred as a result of political and economic conditions and shifting priorities for its use. These circumstances may adversely impact our customers, which, in turn, could adversely affect their ability to purchase our products. Legislative, budgetary or regulatory changes may also be adopted which could adversely affect our ability to sell our current products or successfully develop and commercialize new products.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices, and medical devices and our “DNAG” or molecular collection systems business, which consists primarily of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United

States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Revenues from OSUR’s OTC products result from sales to retail pharmacies and mass merchandisers and to consumers over the internet. DNAG revenues result primarily from products sold into the commercial market, which consists of companies and other entities engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, and animal genetic testing, as well as products sold into the academic research market which consists of research laboratories, universities and hospitals.

Results of Operations

YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues generated by each of our business segments and net revenues from licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2014	2013		2014	2013
OSUR	$75,116	$77,936	(4)%	71%	78%
DNAG	23,778	20,381	17	22	21

Net product revenues	98,894	98,317	1	93	99
Licensing and product development	7,570	623	NM *	7	1

Net revenues	$106,464	$98,940	8%	100%	100%

*	Calculation is not considered meaningful.

Consolidated net product revenues increased 1% to $98.9 million in 2014 from $98.3 million in 2013, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV and cryosurgical systems products. These increases were partially offset by lower sales of our OraQuick® In-Home HIV test and our professional OraQuick® HIV, substance abuse, and insurance risk assessment products. Licensing and product development revenues were $7.6 million in 2014 and represent the recognition of revenues from AbbVie for exclusive co-promotion rights and certain services provided under our HCV agreement. Licensing and product development revenues were $623,000 in 2013 and represent royalties received on sales of Merck’s OTC cryosurgical wart removal product pursuant to a license and settlement agreement that expired in August 2013.

Consolidated net revenues derived from products sold to customers outside the U.S. were $24.2 million and $21.7 million, or 23% and 22% of consolidated net revenues during the years ended December 31, 2014 and 2013, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues generated by our OSUR segment in each of our principal markets and by licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
Market	2014	2013		2014	2013
Infectious disease testing	$47,515	$50,961	(7)%	58%	65%
Substance abuse testing	8,437	8,571	(2)	10	11
Cryosurgical systems	15,505	14,468	7	19	18
Insurance risk assessment	3,659	3,936	(7)	4	5

Net product revenues	75,116	77,936	(4)%	91	99%
Licensing and product development	7,570	623	NM *	9	1

Net revenues	$82,686	$78,559	5%	100%	100%

*	Calculation is not considered meaningful.

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 7% to $47.5 million in 2014 from $51.0 million in 2013, primarily due to lower sales of our OraQuick® HIV professional product and OraQuick® In-Home HIV test, partially offset by higher sales of our OraQuick® HCV product.

The table below shows a breakdown of our total net OraQuick® revenues (dollars in thousands) during 2014 and 2013.

	Year Ended December 31,
Market	2014	2013	% Change
Domestic HIV	$29,933	$32,301	(7)%
International HIV	2,483	3,365	(26)
Domestic HIV OTC	6,493	9,106	(29)

Net HIV revenues	38,909	44,772	(13)

Domestic HCV	4,220	2,847	48
International HCV	3,048	2,268	34

Net HCV revenues	7,268	5,115	42

Net OraQuick® revenues	$46,177	$49,887	(7)%

Domestic OraQuick® HIV sales decreased 7% to $29.9 million in 2014 from $32.3 million in 2013. This decrease was primarily the result of customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under new testing guidelines issued by the CDC, and some price competition. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s guidelines, and by changes in government funding and continued price competition. International sales of our OraQuick® HIV test during 2014 decreased 26% to $2.5 million from $3.4 million in 2013 largely due to lower order volume related to testing initiatives in Africa and the inconsistent purchasing patterns of certain Latin American distributors.

During 2014, we recorded $6.5 million in net revenues from sales of our OraQuick® In-Home HIV test. In 2013, we recorded $9.1 million in net revenues from sales of our OraQuick® In-Home HIV test, including $2.5 million of previously deferred gross revenue recognized in December 2013 when we changed our revenue recognition policy. Since the product launch in late 2012, revenues had been recognized upon consummation of a purchase by consumers either in a store or over the internet. In December 2013, as a result of our growing experience with this product and improved ability to estimate potential product returns, we began recognizing revenues upon shipment of the product to retailers or distributors. Based on available retail point-of-sale data, consumer purchases increased 5% in 2014 as compared to 2013.

Sales of our OraQuick® In-Home HIV test in 2014 and 2013 included approximately $392,000 and $701,000, respectively, of direct sales to public health customers. We anticipate that some public health entities may choose to use a portion of their funding to purchase our OTC product in lieu of professional rapid HIV testing products.

Domestic OraQuick® HCV sales increased 48% to $4.2 million in 2014 from $2.8 million in 2013, primarily due to the addition of new HCV customers and higher sales to current customers who have expanded their HCV testing programs. International OraQuick® HCV sales increased 34% to $3.0 million in 2014 from $2.3 million in 2013, primarily as a result of the inclusion in 2014 of a full year of purchases by a multi-national humanitarian organization, which first purchased the product in the latter half of 2013. Also contributing to the increase in international sales was higher sales into certain Asian markets.

We believe our OraQuick® HCV product represents an opportunity for future sales growth, given the recent FDA approvals of several new drug therapies for treating HCV. We also expect that sales of our HCV product will be positively impacted as we implement awareness and testing programs under our agreement with AbbVie. However, demand for our HCV product, particularly in the public health marketplace, is somewhat tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing. Sales to physicians can also be adversely affected by the level of reimbursement available from insurance providers and competition from laboratory-based HCV tests. These and other factors, including the intensely competitive market for new HCV therapies, could limit the success of our co-promotion and testing programs under our agreement with AbbVie.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Substance Abuse Testing Market

Net substance abuse testing revenues decreased 2% to $8.4 million in 2014 from $8.6 million in 2013, primarily as a result of slightly higher sales of our Intercept® drug testing system offset by lower sales of our Q.E.D.® rapid point-of-care saliva alcohol test. The table below shows a breakdown of our total net Intercept® revenues (dollars in thousands) generated in each market during 2014 and 2013.

	Year Ended December 31,
Market	2014	2013	% Change
Domestic	$6,101	$5,693	7%
International	149	500	(70)

Net Intercept® revenues	$6,250	$6,193	1%

Domestic Intercept® sales in 2014 increased to $6.1 million compared to $5.7 million in 2013, primarily due to market growth resulting from increased interest in oral fluid testing by customers who previously used alternative specimen types for drug testing and improved domestic employment conditions. International Intercept® sales decreased 70% to $149,000 in 2014 from $500,000 in 2013 largely due to the absence of purchases by a UK distributor who began selling its own competing oral specimen collection device in 2012. Sales to this distributor were $316,000 in 2013.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) increased 7% to $15.5 million in 2014 from $14.5 million in 2013.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during 2014 and 2013.

	Year Ended December 31,
Market	2014	2013	% Change
Domestic professional	$6,750	$6,020	12%
International professional	693	1,441	(52)
Domestic over-the-counter	108	—	100
International over-the-counter	7,954	7,007	14

Net cryosurgical systems revenues	$15,505	$14,468	7%

Sales of our Histofreezer® product in the domestic professional market increased 12% to $6.8 million in 2014, compared to $6.0 million in 2013. This increase is largely due to higher sales by one of our distributors to teaching hospitals, physician offices, and the military. This increase also reflects below normal sales in early 2013, resulting from higher distributor purchases in the fourth quarter of 2012 in advance of a price increase implemented in January 2013. The current year increase in net revenues was negatively impacted by the merger of our two largest distributors, who began selling a private label cryosurgical product in direct competition with our Histofreezer® product in 2014.

During 2014, international sales of Histofreezer® decreased to $693,000, compared to $1.4 million in the same period of the prior year. Our long-term supply agreement for the Histofreezer® product with a contract manufacturer terminated in late 2013, and that former supplier has since begun promoting a competing product similar to Histofreezer®. In order to remain competitive with this new product, we have decreased the per unit sales price of our Histofreezer® product in certain international markets. In addition, we experienced delivery problems and inventory shortages as we transitioned to a new manufacturer of our international Histofreezer® product line. While the delivery problems and inventory shortage were corrected in the fourth quarter of 2014, we expect the competing product from our former contract manufacturer will adversely affect revenues generated from our cryosurgical systems business.

In the fourth quarter of 2014, we launched our wart removal product in the U.S. retail market through private labeling with a large pharmacy chain. Sales related to this product were $108,000.

Sales of our international OTC cryosurgical products during 2014 increased 14% to $8.0 million compared to $7.0 million in 2013, largely due to higher sales to our European distributor, Reckitt Benckiser, partially offset by lower sales to our Latin American distributor, Genomma.

Sales to Reckitt Benckiser increased to $4.8 million, compared to $3.6 million during 2013, primarily due to the launch of our product into new geographic territories and new market segments in Europe. Sales to Genomma, our Latin American distributor, decreased to $3.0 million, compared to $3.3 million in 2013, reflecting lower sales into Brazil, partially offset by an increase in sales into Mexico.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 7% to $3.7 million in 2014 from $3.9 million in 2013, as a result of reduced demand in the domestic life insurance market, resulting from the adoption by some underwriters of a “Simplified Issues” policy, pursuant to which testing for risk factors is replaced by having applicants respond to a questionnaire about their behaviors.

Licensing and Product Development

Licensing and product development revenues were $7.6 million in 2014 and represent the ratable recognition of revenues received for exclusive promotion rights and certain other services provided under our HCV agreement with AbbVie. Licensing and product development revenues in 2013 were $623,000 and represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement which expired in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 17% to $23.8 million in 2014 from $20.4 million in 2013. Sales of Oragene® in the commercial market increased approximately 9% in 2014, primarily as a result of overall market growth and increased use of our Oragene® product in pharmacogenomics testing. Sales of Oragene® in the academic market increased 35% largely due to orders placed by two new international customers as well as higher sales to one of the Company’s larger existing academic customers. Sales to DNAG’s largest commercial customer, 23andMe, decreased approximately $3.4 million in 2014. Sales to DNAG’s other customers grew 48% in the current year and substantially offset the lower sales to 23andMe.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 63% in 2014 compared to 59% in 2013. This increase was largely due to the $7.6 million of licensing and product development revenues associated with our AbbVie agreement, as well as a more favorable product mix driven largely by increased DNAG sales to higher margin customers.

Consolidated operating loss decreased by $7.4 million to $4.8 million in 2014, compared $12.2 million in 2013. The lower operating loss was primarily due to the higher licensing and product development revenues and lower HIV OTC sales and marketing expenses in 2014, partially offset by a $2.8 million reduction in contract termination payments received from Roche during 2014.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 60% in 2014 compared to 57% in 2013. OSUR’s 2014 margin was positively impacted by the higher licensing and product development revenues recorded during 2014.

Research and development expenses increased 13% to $9.4 million in 2014 from $8.4 million in 2013 largely due to increased lab supply costs partially offset by lower clinical trial and staffing expenses.

Sales and marketing expenses decreased 16% to $33.1 million in 2014 from $39.5 million in 2013, primarily as a result of lower advertising and promotional costs for our OraQuick® In-Home HIV test which totaled $8.5 million in 2014, as compared to $18.8 million in 2013. This reduction in spending was the result of our decision to focus our marketing and promotional efforts at the retail outlet level and transition away from broad-based consumer advertising in June 2014. Partially offsetting this decrease were higher sales and marketing costs associated with our OraQuick® HCV co-promotion agreement with AbbVie.

General and administrative expenses increased 13% to $20.6 million in 2014 from $18.2 million in 2013 due to higher legal, staffing and consulting expenses.

All of the above, along with the $5.5 million contract termination payment from Roche, contributed to OSUR’s operating loss of $8.3 million for 2014, which included non-cash charges of $3.3 million for depreciation and amortization and $5.3 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 73% in 2014 compared to 67% in 2013. This improvement was primarily attributable to an increased volume of higher margin sales experienced in 2014 when compared to 2013.

DNAG operating expenses rose to $13.7 million in 2014 from $13.0 million in 2013. Research and development expenses remained relatively flat at $2.6 million in 2014 and 2013. Sales and marketing expenses increased 14% to $8.0 million in 2014 from $7.0 million in 2013 largely due to higher staffing and consulting costs. General and administrative expenses decreased 9% to $3.1 million in 2014 from $3.4 million in 2013 largely due to lower legal fees.

All of the above contributed to DNAG’s operating income of $3.5 million for 2014, which included non-cash charges of $3.1 million for depreciation and amortization and $432,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax benefit was recorded for OSUR’s pre-tax loss in 2014 or 2013. For the year ended December 31, 2014, we recorded Canadian income tax expense of $343,000. For the year ended December 31, 2013, we recorded a Canadian income tax benefit of $772,000 which was associated with certain Canadian research and development and investment tax credits. The Canadian income tax benefit was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

CONSOLIDATED NET REVENUES

The table below shows the amount of total net product revenues generated by each of our business segments and net revenues generated by licensing and product development activities (dollars in thousands).

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2013	2012		2013	2012
OSUR	$77,936	$71,495	9%	78%	82%
DNAG	20,381	14,258	43	21	16

Net product revenues	98,317	85,753	15	99	98
Licensing and product development	623	2,067	(70)	1	2

Net revenues	$98,940	$87,820	13%	100%	100%

Consolidated net revenues increased 13% to $98.9 million in 2013 from $87.8 million in 2012. Net product revenues increased 15% during the year ended December 31, 2013 when compared to the year ended

December 31, 2012, primarily as a result of higher sales of our infectious disease testing and molecular collection systems products. These increases were partially offset by lower sales of our substance abuse testing, insurance risk assessment and cryosurgical systems products. Licensing and product development revenues decreased in the current year compared to the prior year primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV agreement with Merck. No similar payment was received during 2013 because the agreement with Merck was terminated in November 2012.

Consolidated net revenues derived from products sold to customers outside the U.S. were $21.7 million and $20.3 million, or 22% and 23% of consolidated net revenues for the years ended December 31, 2013 and 2012, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

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

In 2013, we recorded $9.1 million in net revenues from sales of our OraQuick® In-Home HIV test, including $2.5 million of previously deferred revenue recognized in December 2013 when we changed our revenue recognition policy for this product. Since the product launch in late 2012, revenues had been recognized upon consummation of a purchase by consumers either in a store or over the internet. In December 2013, as a result of our growing experience with this product and improved ability to estimate potential product returns, we began recognizing revenues upon shipment of the product to retailers or distributors. Sales during 2013 also included approximately $701,000 of direct sales to certain public health customers compared to $19,000 in 2012.

We began shipping our OraQuick® In-Home HIV test to the retail outlets at the end of September 2012. In 2012, we recorded $546,000 in net revenues from product sales to retail customers either in a store or over the internet.

Domestic OraQuick® HCV sales remained flat at $2.8 million in 2013 and 2012. International sales of our OraQuick® HCV test increased 114% to $2.3 million in 2013 from $1.1 million in 2012, primarily as a result of a first-time order from a multi-national humanitarian organization.

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

Domestic Intercept® sales decreased 10% to $5.7 million in 2013 from $6.3 million in 2012. In 2011, our largest laboratory distributor began selling its own competing oral specimen collection device and a panel of oral fluid drug assays suitable for use on fully-automated high-throughput homogenous processing systems. As a result, by the end of 2012, this distributor had significantly reduced its purchases of our Intercept® product line. Intercept® sales to this distributor were $316,000 for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012. Intercept® sales in 2013 were also negatively impacted by the consolidation of drug testing laboratories.

International Intercept® sales decreased 29% to $500,000 in 2013 from $706,000 in 2012, as a result of lower purchases by our UK laboratory distributor, which totaled $316,000 in 2013 compared to $610,000 in 2012. In 2012, this UK distributor began selling its own competing oral specimen collection device.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) decreased to $14.5 million in 2013 from $14.9 million in 2012.

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

Sales of our OTC cryosurgical products during 2013 increased 12% to $7.0 million from $6.3 million in 2012. This increase was largely the result of higher sales to both our Latin American distributor, Genomma, and our European distributor, Reckitt Benckiser. In 2013, Genomma purchased $3.3 million compared to $2.7 million during 2012, largely due to increased sales into Brazil. Sales to Reckitt Benckiser rose to $3.6 million in 2013 from $3.3 million in 2012 as a result of higher sales in new geographic territories, partially offset by lower sales to existing markets resulting from a reallocation of advertising resources by the distributor.

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

Licensing and Product Development

Licensing and product development revenues for 2013 decreased 70% primarily as a result of the absence of a $1.0 million milestone payment received in the first quarter of 2012 related to the achievement of certain regulatory and commercial objectives pursuant to the terms of our HCV agreement with Merck. No similar payment was received during 2013 because the agreement with Merck was terminated in November 2012.

Also contributing to the decline in product development revenues in 2013 was a decrease in royalties received on domestic outsales of Merck’s OTC cryosurgical wart removal product. Pursuant to a license and settlement agreement executed in January 2008, the receipt of royalties stopped in August 2013 when certain of our cryosurgical patents expired.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 43% to $20.4 million in 2013 from $14.3 million in 2012. Sales of Oragene® in the commercial market increased in 2013 primarily due to a substantial increase in orders received from an existing customer, partially offset by lower sales in the academic research market in 2013 when compared to 2012 due to continued constrained research funding, particularly in North America.

CONSOLIDATED OPERATING RESULTS

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

Consolidated operating loss decreased $4.1 million to $12.2 million in 2013, compared to $16.3 million in 2012. Our 2013 operating loss reflects the $8.3 million settlement payment received for the termination of our assay agreement with Roche Diagnostics partially offset by higher sales and marketing expenses associated with the promotion of our OraQuick® In-Home HIV test.

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

CONSOLIDATED INCOME TAXES

As of December 31, 2013, we believed the full valuation allowance established in 2008 against OSUR’s total U.S. net deferred tax asset was appropriate as the facts and circumstances necessitating the allowance had not changed. As a result, no U.S. income tax benefit was recorded for OraSure’s pre-tax loss in 2013 and 2012. A Canadian income tax benefit of $772,000 and $1.4 million was recorded in 2013 and 2012, respectively, which was associated with certain Canadian research and development and investment tax credits and the DNAG loss before income taxes in 2012.

Liquidity and Capital Resources

	December 31,
	2014	2013
	(In thousands)
Cash	$92,867	$93,191
Short-term investments	5,000	—
Working capital	104,752	100,590

Our cash and short-term investment balances increased to $97.9 million at December 31, 2014 from $93.2 million at December 31, 2013. Our working capital increased to $104.8 million at December 31, 2014 from $100.6 million at December 31, 2013.

During 2014, we generated $7.5 million in cash from our operating activities. Our net loss of $4.6 million was offset by non-cash stock-based compensation expense of $5.7 million, depreciation and amortization expense of $6.3 million, an unrealized foreign currency gain of $305,000, and deferred income tax expense of $294,000. An increase in deferred revenue of $6.9 million also contributed to the cash generated during the year. The deferred revenue increase is related to the receipt of $15.0 million from AbbVie in July 2014, reduced by the amount ratably recognized in revenue during the year. Also contributing to the increase in cash was an increase in accounts payable of $2.2 million largely associated with expenses related to the AbbVie agreement, and a decrease in prepaid expenses and other current assets of $475,000. These increases in cash were partially offset by a $4.4 million increase in inventory associated with our OraQuick® HCV product, a $3.4 million increase in accounts receivable resulting from the increase and timing of sales at DNAG, and a $1.7 million decrease in accrued expenses largely associated with a decrease in our royalty obligations.

We used a net amount of $8.0 million in investing activities during 2014 to purchase $9.4 million in short-term investments and $3.0 million to acquire property and equipment. These payments were offset by proceeds received from the maturities of short-term investments of $4.4 million. During the year ended December 31, 2015, we expect to invest approximately $4.0 million in capital expenditures, primarily to purchase additional manufacturing equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash provided by financing activities was $476,000 in 2014, which resulted from $1.1 million in proceeds received from the exercise of stock options partially offset by the use of $639,000 for the repurchase of common stock related to the vesting of restricted shares.

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

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2014 (in thousands) for future payments under contracts and other contingent commitments, for the year 2015 and beyond:

	Payments due by December 31,
Contractual Obligations	Total	2015	2016	2017	2018
Operating leases[1]	$386	$380	$6	$—	$—
Employment contracts[2]	3,421	2,324	1,097	—	—
Purchase obligations[3]	8,729	8,729	—	—	—
Minimum commitments under contracts[4]	1,792	500	500	500	292

Total contractual obligations	$14,328	$11,933	$1,603	$500	$292

[1]	Represents payments required under our operating leases. See Note 11 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 11 of the Notes to the consolidated financial statements included herein.
[3]	Represents payments required by non-cancellable purchase orders related to inventory, capital expenditures and other goods or services. See Note 11 of the Notes to the consolidated financial statements included herein.
[4]	Represents payments required pursuant to certain licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 11 of the Notes to the consolidated financial statements included herein.

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

Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in Item 15 of this Annual Report. We consider the following accounting policies, which have been discussed with our Audit Committee, to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising, discounts, rebates, and chargebacks. All of these allowances are estimates established by management, based on currently available information and are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statements of operations.

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

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie Bahamas Ltd., a wholly-owned subsidiary of AbbVie Inc. (“AbbVie”), to co-promote our OraQuick® HCV test in the United States. The product is used to test individuals at-risk for the hepatitis C virus (“HCV”). We are responsible for manufacturing and selling the product into all markets covered by this agreement.

Pursuant to the co-promotion agreement, we have granted exclusive co-promotion rights for the OraQuick® HCV Rapid test in certain markets to AbbVie and we have agreed to develop, implement, administer and maintain a patient care database for the exclusive use of AbbVie. This patient care database will be used to compile patient information regarding new individuals who have tested positive for HCV using our OraQuick® HCV Rapid test. We have also jointly agreed with AbbVie to co-promote our OraQuick® HCV Rapid test in certain market segments, namely: healthcare providers such as primary care physicians, gastroenterologists, hepatologists and infectious disease specialists; employers and employee groups experiencing a high HCV prevalence rate, such as the long-haul trucking industry; and national retail pharmacies and retail clinics that perform routine healthcare screening services.

In exchange for these exclusive rights and other services, we are eligible to receive up to $75 million in payments over the term of the agreement which expires on December 31, 2019. We will recognize revenues from these periodic payments ratably, over the life of the agreement. In addition, if certain performance-based milestones are achieved, we could be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3.5 million to $55.5 million annually over the life of the agreement. The first performance-based milestone period ends on December 31, 2015. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Payments received under this agreement will be recorded as licensing and product development revenue in our statements of operations.

Customer Sales Returns and Allowances. We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2014 and 2013, the reserve for sales returns and allowances was $437,000 and $279,000, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $533,000 as of December 31, 2014. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic environment could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2014 and 2013 includes customer prepayments of $613,000 and $1.1 million, respectively. Deferred revenue as of December 31, 2014 also includes $7.4 million from AbbVie, which represents the $15.0 million payment received in July 2014 under the terms of our HCV agreement, less amounts recognized ratably in revenue.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. During 2014, we wrote-off inventory which had a cost of $1.8 million. In 2013 and 2012, we wrote-off inventory which had a cost of $1.3 million in each year. These write-offs were a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

Long-Lived and Intangible Assets. Our long-lived assets are comprised of property and equipment, intangible assets and goodwill. Together, these assets had a net book value of $57.2 million, or 30% of our total assets, as of December 31, 2014. Property and equipment and intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2014 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2014 or 2013. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

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

We performed our annual impairment assessment as of July 31, 2014 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying amount. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Deferred Tax Assets and Liabilities. At December 31, 2014, we had federal Net Operating Loss (“NOL”) carryforwards of $80.7 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences was $40.7 million at December 31, 2014. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. net deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our net deferred tax asset in the immediate future. Each year, we continued to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance against our net deferred tax assets as of December 31, 2014 and 2013 associated with the operations subject to income tax in the U.S.

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

In connection with the DNAG acquisition in August 2011, a deferred tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. For the year ended December 31, 2014, we recorded Canadian income tax expense of $343,000. For the years ended December 31, 2103 and 2012, we recorded a Canadian income tax benefit of $772,000 and $1.4 million, respectively, associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes in 2012. The income tax benefit associated with DNAG was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

As of December 31, 2014, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have operations in Canada and Europe, which are subject to foreign currency fluctuations. As currency rates change, translation of revenues and expenses for these operations from foreign currencies to U.S. dollars affects year-to-year comparability of operating results. Sales denominated in a foreign currency were 7.0% of our total consolidated net revenues for the year ended December 31, 2014. We expect our international business will continue to grow and our exposure to fluctuations in foreign currency exchange rates may increase.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2014 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2015

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions, “Proposal No. 1. Election of Directors,” “Corporate Governance—Governance Guidelines and Code of Conduct,” “Corporate Governance—Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the information under the captions, “Compensation Committee Matters,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Employment Agreements and Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to the securities ownership of certain beneficial owners and management, and equity compensation plan information, is incorporated by reference to the information under the captions, “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the captions, “Transactions with Related Persons” and “Corporate Governance—Director Independence,” in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the caption, “Audit Committee Matters,” in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Douglas A. Michels
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Jack E. Jerrett
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2015

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$92,867	$93,191
Short-term investments	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $533 and $299	16,138	12,957
Inventories	15,763	11,444
Prepaid expenses	1,140	1,712
Deferred income taxes	—	71
Other current assets	306	200

Total current assets	131,214	119,575

PROPERTY AND EQUIPMENT, net	17,934	17,933
INTANGIBLE ASSETS, net	17,505	22,226
GOODWILL	21,734	23,782
OTHER ASSETS	1,246	729

	$189,633	$184,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,148	$4,834
Deferred revenue	8,043	1,119
Deferred income taxes	139	—
Accrued expenses	11,132	13,032

Total current liabilities	26,462	18,985

OTHER LIABILITIES	1,234	677

DEFERRED INCOME TAXES	3,236	3,437

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 56,187 and 55,632 shares issued and outstanding	—	—
Additional paid-in capital	344,894	338,674
Accumulated other comprehensive loss	(7,848)	(3,797)
Accumulated deficit	(178,345)	(173,731)

Total stockholders’ equity	158,701	161,146

	$189,633	$184,245

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2014	2013	2012
NET REVENUES:
Product	$98,894	$98,317	$85,753
Licensing and product development	7,570	623	2,067

	106,464	98,940	87,820
COST OF PRODUCTS SOLD	39,840	40,351	32,249

Gross profit	66,624	58,589	55,571

OPERATING EXPENSES:
Research and development	12,058	10,932	12,445
Sales and marketing	41,118	46,465	37,087
General and administrative	23,750	21,654	22,309
Gain on contract termination settlement	(5,500)	(8,300)	—

	71,426	70,751	71,841

Operating loss	(4,802)	(12,162)	(16,270)

INTEREST EXPENSE	—	—	(172)
OTHER INCOME (EXPENSE)	531	200	(70)

Loss before income taxes	(4,271)	(11,962)	(16,512)

INCOME TAX EXPENSE (BENEFIT)	343	(772)	(1,397)

NET LOSS	$(4,614)	$(11,190)	$(15,115)

LOSS PER SHARE:
BASIC	$(0.08)	$(0.20)	$(0.29)

DILUTED	$(0.08)	$(0.20)	$(0.29)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	55,949	55,555	51,457

DILUTED	55,949	55,555	51,457

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2014	2013	2012
NET LOSS	$(4,614)	$(11,190)	$(15,115)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(4,051)	(3,131)	1,298

Other comprehensive income (loss)	(4,051)	(3,131)	1,298
COMPREHENSIVE LOSS	$(8,665)	$(14,321)	$(13,817)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013 and 2012

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2012	47,393	$—	$249,640	$(1,964)	$(147,426)	$100,250
Common stock issued upon exercise of options	1,476	—	10,040	—	—	10,040
Vesting of restricted stock	454	—	—	—	—	—
Issuance of common stock for public equity offering	6,100	—	70,246	—	—	70,246
Purchase and retirement of treasury shares	(142)	—	(1,560)	—	—	(1,560)
Compensation cost for restricted stock	—	—	2,894	—	—	2,894
Compensation cost for stock option grants	—	—	2,262	—	—	2,262
Net loss	—	—		—	(15,115)	(15,115)
Currency translation adjustments	—	—	—	1,298	—	1,298

Balance at December 31, 2012	55,281	—	333,522	(666)	(162,541)	170,315
Common stock issued upon exercise of options	80	—	409	—	—	409
Vesting of restricted stock	395	—	—	—	—	—
Purchase and retirement of treasury shares	(124)	—	(829)	—	—	(829)
Compensation cost for restricted stock	—	—	2,878	—	—	2,878
Compensation cost for stock option grants	—	—	2,694	—	—	2,694
Net loss	—	—		—	(11,190)	(11,190)
Currency translation adjustments	—	—	—	(3,131)	—	(3,131)

Balance at December 31, 2013	55,632	—	338,674	(3,797)	(173,731)	161,146
Common stock issued upon exercise of options	249	—	1,115	—	—	1,115
Vesting of restricted stock	428	—	—	—	—	—
Purchase and retirement of treasury shares	(122)	—	(639)	—	—	(639)
Compensation cost for restricted stock	—	—	2,663	—	—	2,663
Compensation cost for stock option grants	—	—	3,081	—	—	3,081
Net loss	—	—	—	—	(4,614)	(4,614)
Currency translation adjustments	—	—	—	(4,051)	—	(4,051)

Balance at December 31, 2014	56,187	$—	$344,894	$(7,848)	$(178,345)	$158,701

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31
	2014	2013	2012
OPERATING ACTIVITIES:
Net loss	$(4,614)	$(11,190)	$(15,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,744	5,572	5,197
Depreciation and amortization	6,307	6,552	7,250
Unrealized foreign currency (gain) loss	(305)	49	(55)
Deferred income taxes	294	(772)	(1,397)
Inventory purchase accounting step-up adjustment	—	—	16
Changes in assets and liabilities
Accounts receivable	(3,381)	4,337	(220)
Inventories	(4,401)	1,268	(3,139)
Prepaid expenses and other assets	475	51	(99)
Accounts payable	2,194	1,510	(791)
Deferred revenue	6,943	(4,365)	4,178
Accrued expenses and other liabilities	(1,730)	5,373	(1,198)

Net cash provided by (used in) operating activities	7,526	8,385	(5,373)

INVESTING ACTIVITIES:
Purchases of short-term investments	(9,407)	—	—
Proceeds from maturities of short-term investments	4,432	—	—
Purchases of property and equipment	(3,005)	(2,462)	(2,019)

Net cash used in investing activities	(7,980)	(2,462)	(2,019)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	(7,292)
Proceeds from the issuance of common stock, net of expenses	—	—	70,246
Proceeds from exercise of stock options	1,115	409	10,040
Repurchase of common stock	(639)	(829)	(1,560)

Net cash provided by (used in) financing activities	476	(420)	71,434

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(346)	(200)	(32)
NET INCREASE (DECREASE) IN CASH	(324)	5,303	64,010
CASH, BEGINNING OF PERIOD	93,191	87,888	23,878

CASH, END OF PERIOD	$92,867	$93,191	$87,888

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1.	THE COMPANY:

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic testing, academic research, pharmacogenomics, personalized medicine, and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our OTC HIV and cryosurgical products are available at retail pharmacies and mass merchandisers, and our OTC HIV product is also sold to consumers over the internet.

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

Supplemental Cash Flow Information

On July 30, 2012, we repaid the balance of our long-term debt so we paid no interest during 2013 and 2014. In 2012, we paid interest of $199.

In 2014 and 2013, we paid state income taxes of $31 and $27, respectively. In 2012, we paid foreign and state income taxes of $22.

In 2014, 2013 and 2012, we recorded through the consolidated statements of operations an increase in our allowance for doubtful accounts of $253, $18 and $115, respectively.

As of December 31, 2014, we had accruals for purchases of property and equipment of $217. We had no accruals for purchases of property and equipment as of December 31, 2013 or 2012.

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

Our available-for-sale securities as of December 31, 2014 consisted of guaranteed investment certificates with amortized cost and fair value of $5,000. As of December 31, 2013, we had no available-for-sale securities.

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

Intangible Assets

Intangible assets consist of a customer list, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. The customer list, acquired technology and tradenames were all part of our acquisition of DNAG in August 2011. Intangible assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years.

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

We performed our annual impairment assessment as of July 31, 2014 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying amount. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of December 31, 2014, we believe no indicators of impairment exist.

Impairment of Long-Lived Assets

We assess the recoverability of the affected long-lived assets, which include property and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets.

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

We began selling our OraQuick® In-Home HIV test in the third quarter of 2012. From launch through November 2013, our revenue practices with respect to the OraQuick® In-Home HIV test were different than those customarily used in the consumer package goods industry. Under U.S. generally accepted accounting principles, product revenue cannot be recognized unless the amount of future returns can be reasonably estimated. Because our OraQuick® In-Home HIV test was a new product for which we did not have a historical record of returns, we did not believe we could reasonably determine a return rate. As a result we initially did not recognize revenue when we shipped to the retail trade. For these product shipments, we invoiced the retailer or distributor, recorded deferred revenue at the gross invoice sales price, and classified the cost basis of the product held by the retailer or distributor as a component of inventory. We then recognized revenue upon the consummation of a sale to the retail customer either in a store or over the internet. With the passage of time, however, we concluded that we had sufficient data and visibility into our distribution channel to develop a reasonable estimate of the level of expected returns. As such, commencing in December 2013, we recognized previously deferred revenue and its related cost of goods sold, and began to recognize revenue for this product upon shipment to the retailers or distributors.

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising, discounts, rebates, and chargebacks. All of these allowances are estimates established by management, based upon currently available information, and are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. It is recorded as licensing and product development revenue in our statements of operations.

We record shipping and handling charges billed to our customers as product revenue and the related expense as cost of products sold. Taxes assessed by governmental authorities, such as sales or value-added taxes, are excluded from product revenues.

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie Bahamas Ltd., a wholly-owned subsidiary of AbbVie Inc. (“AbbVie”), to co-promote our OraQuick® HCV test in the United States. The product is used to test individuals at-risk for the hepatitis C virus (“HCV”). We are responsible for manufacturing and selling the product into all markets covered by this agreement.

Pursuant to the Co-Promotion Agreement, we have granted exclusive co-promotion rights for the OraQuick® HCV test in certain markets to AbbVie and we have agreed to develop, implement, administer and maintain a patient care database for the exclusive use of AbbVie. This patient care database will be used to compile patient information regarding new individuals who have tested positive for HCV using our OraQuick® HCV test. We have also jointly agreed with AbbVie to co-promote our OraQuick® HCV test in certain market segments, namely: healthcare providers such as primary care physicians, gastroenterologists, hepatologists and infectious disease specialists; employers and employee groups experiencing a high HCV prevalence rate, such as the long-haul trucking industry; and national retail pharmacies and retail clinics that perform routine healthcare screening services.

In exchange for these exclusive rights and other services, we are eligible to receive up to $75,000 in aggregate payments over the term of the agreement, which runs through December 31, 2019. We plan to recognize the payments ratably on a monthly basis over the life of the agreement. In addition, if certain performance-based milestones are achieved, we will be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3,500 to $55,500 annually over the life of the agreement. The first performance-based milestone period ends on December 31, 2015. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Payments received under this agreement will be recorded as licensing and product development revenue in our statements of operations.

Customer Sales Returns and Allowances

We do not grant product return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statement of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2014 and 2013, the reserve for sales returns and allowances was $437 and $279, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2014 and 2013 includes customer prepayments of $613 and $1,119, respectively. Deferred revenue as of December 31, 2014 also includes $7,430 from AbbVie, which represents the $15,000 payment received in July 2014 under the terms of our HCV co-promotion agreement, less amounts recognized ratably in revenue.

Customer and Vendor Concentrations

We had no significant concentrations (greater than 10%) in accounts receivable as of December 31, 2014 and 2013. We had no significant concentrations (greater than 10%) in revenues for the years ended December 31, 2014, 2013, or 2012.

We currently purchase certain products and critical components of our products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, we could be subject to increased costs and substantial delays in the delivery of our products to our customers. Also, our subsidiary, DNAG, uses two third-party suppliers to manufacture its products. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred.

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2014, 2013, and 2012, we incurred $6,910, $17,142, and $6,310, respectively, in advertising expenses.

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

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options and unvested restricted stock. Common stock options and unvested restricted stock totaling 6,447, 5,924, and 5,314 shares were outstanding as of December 31, 2014, 2013 and 2012, respectively. As a result of our net losses for the years ended December 31, 2014, 2013 and 2012, these shares were excluded from the respective period’s computation of diluted loss per share, as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

Our accumulated other comprehensive loss for 2014, 2013, and 2012 consisted of foreign currency translation adjustments.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $(4,051), $(3,131) and $1,298 currency translation adjustments recorded in 2014, 2013 and 2012, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, the carrying values of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature.

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

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2014 and 2013 was $1,234 and $677, respectively, and was calculated using the quoted market price of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued converged guidance on recognizing revenue in contracts with customers, ASU 2014-09 Revenue from Contracts with Customers. The intent of the new standard is to improve financial reporting and comparability of revenue globally. The core principle of the standard is for a company to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted. We are still evaluating the effects, if any, which adoption of this guidance will have on our consolidated financial statements

3.	INVENTORIES:

	December 31,
	2014	2013
Raw materials	$8,539	$6,700
Work in process	898	833
Finished goods	6,326	3,911

	$15,763	$11,444

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2014	2013
Land	$1,118	$1,118
Buildings and improvements	18,168	16,977
Machinery and equipment	20,768	19,199
Computer equipment and software	7,238	6,443
Furniture and fixtures	1,765	1,731
Construction in progress	293	855

	49,350	46,323
Less accumulated depreciation	(31,416)	(28,390)

	$17,934	$17,933

Depreciation expense was $3,123, $3,026, and $3,347 for 2014, 2013, and 2012, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2014	2013
Balance as of January 1	$23,782	$25,445
Decrease related to foreign currency translation	(2,048)	(1,663)

Balance as of December 31	$21,734	$23,782

Intangible assets consist of the following:

		December 31, 2014
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$10,779	$(3,508)	$7,271
Patents and product rights	3-10	10,449	(7,957)	2,492
Acquired technology	7	8,372	(3,833)	4,539
Tradename	15	4,132	(929)	3,203

		$33,732	$(16,227)	$17,505

		December 31, 2013
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$11,795	$(2,701)	$9,094
Patents and product rights	3-10	10,449	(7,466)	2,983
Acquired technology	7	9,162	(2,952)	6,210
Tradename	15	4,521	(715)	3,806
Non-compete agreements	1-3	787	(654)	133

		$36,714	$(14,488)	$22,226

Patents and products rights are made up of the following:

	December 31,
	2014	2013
HIV-related	$1,900	$1,900
HCV-related	4,500	4,500
Lateral flow-related	1,500	1,500
Cryosurgery-related	2,549	2,549

	10,449	10,449
Less accumulated amortization	(7,957)	(7,466)

	$2,492	$2,983

Amortization expense for 2014, 2013, and 2012 was $3,184, $3,526, and $3,903, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2015	$3,016
2016	3,016
2017	3,016
2018	3,012
2019	1,826
Beyond	3,619

6.	ACCRUED EXPENSES:

	December 31,
	2014	2013
Payroll and related benefits	$6,620	$5,827
Royalties	2,285	4,374
Professional fees	480	749
Other	1,747	2,082

	$11,132	$13,032

7.	INCOME TAXES:

Income (loss) before income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2014	2013	2012
United States	$(8,282)	$(12,833)	$(13,515)
Canada	4,011	871	(2,997)

	$(4,271)	$(11,962)	$(16,512)

The components of the income tax expense (benefit) are as follows:

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	—	—
Canada	49	—	—

	49	—	—

Deferred
Federal	(2,248)	(4,280)	(4,370)
State	(827)	(323)	(272)
Canada	294	(772)	(1,397)

	(2,781)	(5,375)	(6,039)
Increase in valuation allowance	3,075	4,603	4,642

	294	(772)	(1,397)

Total income tax expense (benefit)	$343	$(772)	$(1,397)

For the year ended December 31, 2014, we recorded foreign tax expense of $343. For the years ended December 31, 2013 and 2012, we recorded foreign tax benefits of $772 and $1,397, respectively, associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes in 2012. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG. The deferred tax benefit for the year ended December 31, 2012 was negatively impacted by a $428 adjustment to DNAG’s deferred tax liability recorded in the second quarter of 2012 to reflect a change in the enacted Canadian provincial tax rates.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.4)	(1.6)	(1.2)
Canadian income taxes	8.0	(6.5)	(8.5)
Nondeductible expenses and other	4.0	(0.4)	1.0
U.S. research and development credits	(0.7)	—	(0.3)
Change in valuation allowance, federal and state	37.1	36.0	34.5

Effective tax rate	8.0%	(6.5)%	(8.5)%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$28,547	$25,751
Inventories	1,758	1,531
Capitalized research and development costs	4,528	5,276
Accruals and reserves currently not deductible	2,528	2,048
Acquired intangible assets	(3,978)	(5,099)
Depreciation and amortization	(485)	114
Stock-based compensation	5,369	4,704
Investment tax credit carryforward	597	1,230
Research and development tax credit carryforward	1,833	2,076

Net deferred tax asset	40,697	37,631
Valuation allowance	(44,072)	(40,997)

Net deferred tax liability	$(3,375)	$(3,366)

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. net deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2014 and 2013 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the years ended December 31, 2014, 2013, or 2012.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2018 - 2019	$16,377
2020 - 2024	16,398
2025 - 2031	14,476
2032 - 2034	33,416

$80,667

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

As of December 31, 2014, our gross unrecognized tax benefits totaled $2,073 and based upon the valuation allowance for our U.S. operations, the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2014, 2013 and 2012. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended December 31, 2001 through 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance as of January 1	$2,051	$2,011	$2,015
Additions for tax positions of prior periods	25	40	67
Reductions for tax positions of prior periods	(3)	—	(71)

Balance as of December 31	$2,073	$2,051	$2,011

8.	STOCKHOLDERS’ EQUITY:

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

As of December 31, 2014, 4,770 shares were available for future grants under the Stock Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Black-Scholes Option Valuation Assumptions
Risk-free interest rate(1)	2.13%	1.47%	0.99%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	50%	51%	52%
Expected life of stock options (in years)(2)	7	7	6

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $3.03, $3.58 and $5.38, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2014	2013	2012
Total compensation cost during the year	$3,081	$2,694	$2,262
Amounts capitalized into inventory during the year	(148)	(128)	(90)
Amounts recognized in cost of products sold for amounts previously capitalized	128	99	58

Amounts charged against income	$3,061	$2,665	$2,230

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $901, $125, and $6,961, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2012	5,416	$6.89
Granted	783	11.18
Exercised	(1,476)	6.80
Expired	(12)	6.07
Forfeited	(67)	7.49

Outstanding on December 31, 2012	4,644	7.64
Granted	984	6.94
Exercised	(80)	5.07
Expired	(82)	7.59
Forfeited	(195)	7.87

Outstanding on December 31, 2013	5,271	7.54
Granted	1,202	5.77
Exercised	(249)	5.09
Expired	(388)	8.38
Forfeited	(96)	7.43

Outstanding on December 31, 2014	5,740	$7.22	6.3	$18,084

Vested or expected to vest as of December 31, 2014	5,679	$7.23	6.3	$17,826

Exercisable on December 31, 2014	3,844	$7.52	5.2	$11,028

As of December 31, 2014, there was $5,412 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.6 years.

Net cash proceeds from the exercise of stock options were $1,115, $409 and $10,040 for the years ended December 31, 2014, 2013, and 2012, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2014:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.55 - $5.19	726	7.8	$4.49	726	$4.49
$5.60	92	0.1	5.60	92	5.60
$5.71	1,136	9.1	5.71	—	—
$5.72 - $6.37	217	7.2	5.96	146	5.96
$6.63	670	5.9	6.63	643	6.63
$6.67 - $6.99	29	9.0	6.93	1	6.67
$7.05	758	8.0	7.05	355	7.05
$7.33 - $8.28	847	3.4	8.02	804	8.05
$8.33 - $10.89	597	1.5	9.35	593	9.34
$10.99 - $12.14	668	6.9	11.29	484	11.29

	5,740	6.3	$7.22	3,844	$7.52

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,663, $2,878 and $2,894 related to restricted shares was recognized during the years ended December 31, 2014, 2013, and 2012, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2012	879	$5.91
Granted	259	11.31
Vested	(454)	5.56
Forfeited	(14)	7.77

Issued and unvested, December 31, 2012	670	8.19
Granted	438	6.30
Vested	(395)	7.81
Forfeited	(60)	8.27

Issued and unvested, December 31, 2013	653	7.15
Granted	506	5.82
Vested	(428)	6.65
Forfeited	(24)	7.38

Issued and unvested, December 31, 2014	707	$6.50

Issued and expected to vest, December 31, 2014	707	$6.50

As of December 31, 2014, there was $2,505 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

In connection with the vesting of restricted shares and exercise of stock options during the years ended December 31, 2014, 2013 and 2012, we purchased and immediately retired 122, 124 and 142 shares with aggregate values of $639, $829 and $1,560, respectively, in satisfaction of minimum tax withholding and exercise obligations.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2014, 2013 or 2012.

Public Equity Offering

On July 11, 2012, we completed a public offering of 6,100 common shares, at a price of $12.30 per share, raising $75,030 before expenses of the offering. In connection with the offering, we paid $4,502 in underwriting discounts and commissions and incurred $282 in additional offering expenses.

9.	TERMINATION SETTLEMENT:

On November 21, 2013, we terminated our assay collaboration agreement with Roche Diagnostics (“Roche”). Pursuant to this termination agreement, Roche paid us $8,300 which was recorded as a reduction of operating expense on our consolidated statement of operations for the quarter ended December 31, 2013. Roche agreed to provide certain transitional product support services to us and to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We had the right to stop the supply of assays prior to the end of this five-year period and to receive an additional payment from Roche of up to $5.5 million depending on how early in that five-year period the supply obligation was ended. During the second quarter of 2014, we issued our final purchase order for fully-automated assays previously developed under the terminated collaboration and as such, have recorded $5,500 as a reduction of operating expense in our consolidated statement of operations.

10.	BUSINESS SEGMENT INFORMATION:

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices and medical devices; and our molecular collection systems or “DNAG” business, which consists primarily of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Revenues from OSUR’s OTC products primarily result from sales to retail pharmacies and mass merchandisers and to consumers over the internet. OSUR also derives revenues from licensing and product development activities. DNAG revenues result primarily from products sold into the commercial market which consists of companies and other entities engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, and animal and livestock genetic testing. DNAG products are also sold into the academic research market, which consists of research laboratories, universities and hospitals.

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

The following table summarizes segment information for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Net revenues:
OSUR	$82,686	$78,559	$73,562
DNAG	23,778	20,381	14,258

Total	$106,464	$98,940	$87,820

Operating income (loss):
OSUR	$(8,324)	$(12,849)	$(13,395)
DNAG	3,522	687	(2,875)

Total	$(4,802)	$(12,162)	$(16,270)

Depreciation and amortization:
OSUR	$3,254	$3,225	$3,530
DNAG	3,053	3,327	3,720

Total	$6,307	$6,552	$7,250

Capital expenditures:
OSUR	$2,170	$1,687	$1,794
DNAG	835	775	225

Total	$3,005	$2,462	$2,019

	December 31,
	2014	2013
Total assets:
OSUR	$136,542	$130,848
DNAG	53,091	53,397

Total	$189,633	$184,245

Our products are sold principally in the United States and Europe.

The following table represents total net revenues by geographic area, based on the location of the customer:

	Years Ended December 31,
	2014	2013	2012
United States	$82,256	$77,194	$67,460
Europe	13,913	11,081	10,131
Other regions	10,295	10,665	10,229

	$106,464	$98,940	$87,820

The following table represents total long-lived assets by geographic area:

	December 31,
	2014	2013
United States	$16,570	$16,925
Canada	1,353	975
Other regions	11	33

	$17,934	$17,933

11.	COMMITMENTS AND CONTINGENCIES:

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

2015	$500
2016	500
2017	500
2018	292

$1,792

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and domestic warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2015	$380
2016	6

$386

Rent expense for 2014, 2013 and 2012 was $648, $600, and $510, respectively.

Purchase Commitments

As of December 31, 2014, we had outstanding non-cancelable purchase commitments in the amount of $8,729 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, which extend through 2016, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $2,324 and $1,097 in 2015 and 2016, respectively.

Litigation

From time-to-time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions are not expected to have, either individually or in the aggregate, a material adverse effect on our future financial position or results of operations.

12.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. We contributed to the 401(k) Plan, net of forfeitures, $565, $553, and $592 in 2014, 2013, and 2012, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2014 and 2013, the value of the assets associated with this plan was $1,234 and $677, respectively, and is included in other assets in our consolidated balance sheet. Our obligation related to the deferred compensation plan is included in other liabilities in our consolidated balance sheet. As of December 31, 2014 and 2013, our total obligation under this plan was $1,234 and $677, respectively.

Effective January 2, 2012, all regular full-time employees of DNAG are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2 per year. We contributed to the RRSP $136, $126, and $113 in 2014, 2013, and 2012, respectively.

13.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2014 and 2013. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2014 Results
	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenues	$23,537	$26,401	$27,845	$28,681
Costs and expenses	29,155	23,904 (1)	26,963	31,244

Operating income (loss)	(5,618)	2,497	882	(2,563)
Other income (expense), net	118	(142)	268	287

Income (loss) before income taxes	(5,500)	2,355	1,150	(2,276)
Income tax expense (benefit)	131	(174)	10	376

Net income (loss)	$(5,631)	$2,529	$1,140	$(2,652)

Earnings (loss) per share
Basic	$(0.10)	$0.05	$0.02	$(0.05)

Diluted	$(0.10)	$0.04	$0.02	$(0.05)

(1)	Includes a $5.5 million gain from the termination of the Company’s oral fluid assay collaboration with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.

	2013 Results
	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenues	$21,164	$24,337	$24,671	$28,768	(2)
Costs and expenses	31,753	29,913	26,731	22,705	(3)

Operating income (loss)	(10,589)	(5,576)	(2,060)	6,063
Other income (expense), net	(47)	42	41	164

Income (loss) before income taxes	(10,636)	(5,534)	(2,019)	6,227
Income tax expense (benefit)	(410)	(249)	(127)	14

Net income (loss)	$(10,226)	$(5,285)	$(1,892)	$6,213

Earnings (loss) per share
Basic	$(0.18)	$(0.10)	$(0.03)	$0.11

Diluted	$(0.18)	$(0.10)	$(0.03)	$0.11

(2)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV tests.
(3)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay collaboration with Roche Diagnostics, which was recorded as a reduction of operating expenses in the current period.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, Inc., amended and restated as of August 18, 2008, are incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed August 22, 2008.

10.1	Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.6	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.7	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.8	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.9	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.10	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.11	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.12	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

Exhibit Number	Exhibit

10.13	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.15	Description of Non-Employee Director Compensation Policy, as amended as of November 14, 2011, is incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.16	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.17	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.18	Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective as of February 12, 2013 is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.19	Amendment No. 1 to the OraSure Technologies, Inc. Stock Award Plan, effective May 22, 2014 is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10.20	Form of Restricted Share Grant Agreement (Executive Officers) is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.22	Nonqualified Stock Option Award General Terms and Conditions (Executive Officers) is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.23	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24	Description of the OraSure Technologies, Inc. 2014 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 15, 2014.*

10.25	Description of Long-Term Incentive Plan, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

10.26	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.27	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.28	Settlement and Restated Supply Agreement, dated as of November 18, 2013, between F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH, Roche Diagnostics Operations, Inc. and OraSure Technologies, Inc. is incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit Number	Exhibit

10.29	Master Program Services and Co-Promotion Agreement, dated as of June 10, 2014, between OraSure Technologies, Inc. and AbbVie Bahamas Ltd,. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.†

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with and approved by the SEC.