Form 10-K
period 2015-12-31
ORASURE TECHNOLOGIES INC
filed 2016-03-14
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015): $298,662,067

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 10, 2016: 55,482,238 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through our internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the FDA or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; the continuation of our HCV co-promotion agreement with AbbVie and our ability to achieve financial and performance objectives under that agreement; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; impact of replacing distributors; inventory levels at distributors and other customers; ability of DNAG to achieve its financial and strategic objectives; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of negative economic conditions, high unemployment and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance or other factors, including changes in CDC or other testing guidelines, algorithms or other recommendations; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of OraSure’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully under Item 1A, entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Annual Report and we undertake no duty to update these statements.

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

Our business principally involves the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. One of our diagnostic products, the OraQuick® HCV rapid antibody test, is the first and only rapid HCV test approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. In addition, our OraQuick® In-Home HIV test is the first and only rapid HIV test approved by the FDA for sale in the over-the-counter (“OTC”) or consumer retail market in the United States. More recently, we completed development and recorded initial sales of our new OraQuick® rapid Ebola antigen test. We also sell OTC cryosurgical products to consumers in North America, Europe, Central and South America, and Australia.

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

Through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada, we manufacture and sell kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We serve customers in many countries worldwide, including many leading research universities and hospitals.

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

		Premarket approval (“PMA”) by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.	Marketed
OraQuick® HIV – 1/2 (Export Only)		CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.	Marketed

		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma.	Marketed

		World Health Organization (“WHO”) pre-qualification.	Pending

		Also registered in various other countries.	Marketed

OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.	Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed

OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV-1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use.	Marketed
		CE Mark (European Union) approved for OTC use.	Not Marketed

OraQuick® HIV Self-Test	Rapid point of care qualitative and oral fluid HIV1/2 self-test that can be visually read in approximately 20 minutes.	Investigational use only.	Marketed

OraQuick® Ebola	A rapid point-of-care qualitative test for Ebola antigen that can be visually read in approximately 30 minutes.	Emergency Use Authorization (“EUA”) for use with finger stick and venous whole blood specimens.	Marketed
		EUA for use with oral fluid specimens from cadavers.	Marketed

Product	Description	Regulatory Status	Commercial Status
OraSure QuickFlu® Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash.	Marketed

OraSure®	Oral fluid collection device for detection of HIV-1 antibodies, cocaine and cotinine in a laboratory setting.	PMA approved for detection of HIV-1 antibodies with approved laboratory enzyme immunoassay test and registered as a Class I Medical device in the U.S. for detection of cocaine and cotinine.	Marketed

Oragene®•DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for use with FDA-cleared or exempt molecular tests, including OTC use.	Marketed

Oragene®•DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed

Oragene®•RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed

ORAcollect®	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	FDA 510(k) clearance pending. CE marked and registered as Class 1 Medical Device in the U.S. and Canada. Registered in various other countries.	Marketed

OMNIgene®• DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Performagene• LIVESTOCK and Oragene®•ANIMAL	All-in-one systems for the collection, stabilization, transportation, and storage of livestock DNA from nasal samples.	Animal research use only.	Marketed
OMNIgene® • Gut	All-in-one system for the collection, stabilization, transportation and storage of microbial DNA in stool samples	Research use only product. CE marked and registered in certain countries.	Marketed

Product	Description	Regulatory Status	Commercial Status

OMNIgene® • Sputum	Reagent for liquefying, decontaminating, transporting and preserving TB bacteria in sputum samples	Research use only product. CE marked and registered in certain countries.	Marketed

PrepIT®• MAX	Reagent for extraction and preparation of DNA from saliva.	CE marked and registered in the U.S., Canada and various other countries.	Marketed

Intercept®	Oral fluid collection device for oral fluid drugs-of-abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with nine MICRO-PLATE DOA assays.	Marketed
		CE marked and registered in certain countries.	Marketed

MICRO-PLATE DOA Assays	Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.	Nine drug assays – FDA 510(k) cleared.	Marketed
		Assays CE marked and registered in certain countries.	Marketed

Intercept i2®	Oral fluid collection device for oral fluid DOA testing in a laboratory setting using fully-automated, high-throughput oral fluid DOA assays.	Forensic use only product.	Marketed
		Generic device CE marked and registered as Class I Medical Device in the U.S.	Marketed

Homogeneous DOA Assays	Fully-automated high-throughput oral fluid DOA assays jointly developed with Thermo Fisher for use on oral fluid samples collected with an Intercept i2® device to detect PCP, opiates, cocaine, methamphetamines amphetamines, and THC.	Forensic use only.	Marketed

Cryosurgical Systems - Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	FDA 510(k) cleared for nine types of skin lesions.	Marketed
		CE marked and registered in certain countries.	Marketed

Product	Description	Regulatory Status	Commercial Status
Cryosurgical Systems – OTC	Cryosurgical system for the removal of common and plantar warts, sold in various OTC markets under certain brand names and on a private label basis.	FDA 510(k) cleared for common and plantar warts.	Marketed
		Registered in Canada for warts and skin tags.	Marketed
		CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names.	Marketed
		CE marked for skin tags.	Not Marketed

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

On the international front, we have obtained a CE mark for our OraQuick ADVANCE® test so that we can sell this product in Europe and other countries accepting the CE mark for commercialization and this product is registered in other countries. We have distributors in place for several countries and are seeking to increase awareness and expand our distribution network for this product throughout the world. We have also submitted an application for WHO pre-qualification for our export only version of this product.

We believe that the OraQuick® device, because it is approved for detecting antibodies to both HIV-1 and HIV-2 in finger-stick and venous whole blood, oral fluid and plasma samples, provides a competitive advantage in the market for rapid HIV testing in the United States and elsewhere.

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an over-the-counter version of our OraQuick ADVANCE® HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market and we have also received CE mark authorization for sale of this product in the European Union. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established a toll free, 24/7, 365-day per year customer call center to provide additional information and referral support for consumers.

OraQuick® HIV Self-Test

We have completed development of a low cost OraQuick® HIV self-test for use in certain foreign countries. This product has the same diagnostic capabilities as our U.S. approved OraQuick® In-Home HIV test. We are working with Population Services International (“PSI”), a leading global health organization, along with UNITAID, the WHO and health officials from Malawi, Zambia and Zimbabwe to launch the UNITAID-PSI HIV Self-Testing in Africa (“STAR”) project. As part of STAR, PSI is implementing a two-year pilot program funded by UNITAID. We expect that our new OraQuick® self-test, with labeling and instructions specifically tailored for the African marketplace, will be used in the two-year initial phase of the program. The purpose of the STAR project is to generate crucial information about how best to deliver HIV self-testing, how to generate demand for HIV testing in this manner and what the potential public health impact of self-testing will be. Our OraQuick® self-test was chosen for the first phase of the PSI pilot because of its quality, ease-of-use and oral fluid option. Initial shipments of our test to PSI occurred during the first quarter of 2016.

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

OraQuick® Ebola Rapid Antigen Test

In 2015, we completed development of our new rapid Ebola test. This product utilizes the OraQuick® technology platform for the detection of Ebola antigen. This test has received an EUA from the FDA for emergency use by laboratories and facilities adequately equipped, trained and capable of testing for Ebola infection (including treatment centers and public health clinics) on finger-stick and venous whole blood samples. More recently, we received an EUA for use of the product in oral fluid specimens collected from cadavers.

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

OraSure® Collection Device

Our OraSure® oral fluid collection device is used in conjunction with screening and confirmatory tests for HIV-1 antibodies. The generic version of this product can be used for other analytes. This device consists of a small, treated cotton-fiber pad on a handle that is placed in a person’s mouth for two to five minutes. The device collects oral mucosal transudate (“OMT”), a serum-derived fluid that contains higher concentrations of certain antibodies and analytes than saliva. As a result, OMT testing is a highly accurate method for detecting HIV-1 infection and other analytes.

The OraSure® collection device is FDA approved for use in the detection of HIV-1 antibodies. The generic version is a Class I medical device for the detection of cocaine and cotinine in oral fluid specimens. HIV-1 antibody detection using the OraSure® collection device involves three steps:

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

We believe that oral fluid testing has several significant advantages over blood-based systems for infectious disease testing, for both health care professionals and the individuals being tested. These advantages include eliminating the risk of needle-stick accidents, providing a non-invasive collection technique, requiring minimal training to administer, providing rapid and efficient collection in almost any setting, and reducing the cost of administration by a trained health care professional.

Molecular Collection Systems

Our wholly-owned subsidiary, DNAG, sells a number of products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA and/or RNA from human and animal biologic samples. DNAG’s lead product is sold under the Oragene® brand and is used to collect DNA from human saliva. DNAG products are currently sold to thousands of academic and research customers in many countries worldwide.

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

DNAG products historically have been sold primarily as Class I medical devices for use by research and academic institutions. DNAG has received FDA 510(k) clearance for the Oragene®•Dx product which enables the Oragene®•Dx product to be used with other FDA-cleared or exempt molecular diagnostic applications. A separate 510(k) clearance permits self-collection by consumers when the sample is to be tested with either an exempt or 510(k) cleared molecular tests. An application for 510(k) clearance of DNAG’s ORAcollect® product is currently pending with the FDA.

DNAG has received CE mark approval for the OMNIgene®• GUT microbiome collection kit. This product is an all-in-one system designed to enable an individual to easily self-collect high quality microbial DNA from feces or stool samples for gut microbiome profiling for use in clinical laboratory and research use settings. The product ensures that the fecal sample is fully stabilized immediately upon collection and maintains an accurate and reliable bacterial profile for weeks at room temperature. Current methodologies for gut microbiome profiling have distinct shortcomings due to the introduction of bias, leading to a lack of reproducibility in the field.

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

During 2014, we completed development of a next generation collection device, which we are marketing under the tradename “Intercept i2®”he”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2® device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific (“Thermo Fisher”).

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

We entered into the agreement with Thermo Fisher in 2013 after terminating a similar agreement with Roche Diagnostics. Under our new agreement, Thermo Fisher has agreed to develop and supply up to 12 fully-automated high-throughput oral fluid drug assays for use with our Intercept i2®he device. Under the first phase of this agreement, we are selling a NIDA-5 panel of assays supplied by Thermo Fisher. The parties expect to complete development of several additional assays and obtain FDA 510(k) clearance of the Intercept i2®he device for use with a 12-assay panel. We also expect to obtain CE mark and other regulatory approvals to enable us to sell our Intercept i2®he collector and Thermo Fisher assays into Europe and other foreign countries.

The assays from Thermo Fisher will be optimized as needed to comply with new oral fluid guidelines expected to be issued by the Substance Abuse and Mental Health Services Administration (SAMHSA) for the federally regulated market and certain other markets that follow Federal drug testing guidelines, none of which is currently served by OraSure. We believe the offering of an Intercept i2® device with a full menu of fully-automated high-throughput oral fluid assays will better meet the needs of our laboratory drug testing customers and allow us to compete more effectively against fully automated urine drug assays that dominate the drug testing market.

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

Products Under Development

Infectious Disease Testing

Since 2014, we have been pursuing the development and commercialization of a rapid Ebola antigen test using our OraQuick® technology platform. Product development is now largely complete and significant progress has been made in preparing for the commercial manufacturing of the product and obtaining the required regulatory approvals and registrations. In July 2015, we received an EUA for our OraQuick® Ebola rapid antigen test from the FDA. This authorization allows the use of the product for the duration of the U.S. Secretary of the Department of Health and Human Services (“HHS”) August 5, 2014 declaration regarding the emergency use of in vitro diagnostic tests for the detection of the Ebola virus. Under this authorization, the test can be used on finger-stick and venous whole blood samples.

In June 2015, we entered into a contract with the Biomedical Advanced Research Development Authority (“BARDA”) within the HHS for up to $10.4 million of funding for our OraQuick® Ebola test. The three-year, multi-phased contract included an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7.2 million of this funding for our OraQuick® Ebola test. Funding received under this contract is recorded as other revenue in our consolidated statement of operations as the activities are being performed.

In March 2016, we received an EUA for use of the Ebola test on oral fluid samples collected from cadavers and we have submitted for pre-qualification of the product with the WHO. These approvals will allow expanded use of the product, particularly in Africa. We also intend to seek 510(k) clearance of our Ebola test from the FDA in the next year to eighteen months.

In response to global concerns regarding the Zika virus, we are evaluating the technical feasibility of developing a rapid Zika test on our OraQuick® platform. This virus is believed to be spread primarily through infected mosquitoes and has been linked as a possible cause of microcephaly in new born babies whose mothers are infected. There has also been some potential correlation reported with Guillain-Barre syndrome in certain other infected patients. We expect to continue our feasibility work during 2016.

Molecular Collection Systems

The following new product initiatives are continuing at DNAG:

•

OMNIgene®• GUT is a system for the collection, stabilization, transportation and storage of microbial DNA in stool samples. This product is being offered to academic researchers for early-stage testing in gut microbiome studies.

•

PrepIT® MAX for tuberculosis (“TB”) is a reagent for extraction of DNA from TB bacteria. This product is being offered for early-stage testing by TB researchers, clinical laboratories, and diagnostic developers who need to extract DNA from TB bacteria for molecular analysis.

•

OMNIgene® • SPUTUM is a reagent for the liquefying, decontaminating, transporting and preserving of TB bacteria in sputum samples. OMNIgene® • SPUTUM is expected to improve laboratory and operational workflows, compared to current approaches, and improve overall test results. This product is being offered to TB laboratories for evaluation.

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

    Microbiome

During 2015, we received CE mark approval and completed design validation on a high-throughput automated processing system for the OMNIgene®• GUT product. Several technical manuscripts with academic and biotech groups are also in process which will report on the ability of this product to “snapshot” microbiome communities at the point of collection.

    Tuberculosis

The OMNIgene® • Sputum and PrepIT® MAX products are gaining greater interest for tuberculosis testing. Healthcare providers from more than 60 countries have expressed interest in evaluating these products and more than 20 entities, ranging from Ministries of Health, non-government organizations, donor agencies and diagnostic test developers, have begun their evaluations of our product offerings. Our tuberculosis products are well positioned to support the National Action Plan for combatting multi drug-resistant tuberculosis, recently announced by the Obama Administration, by providing much needed solutions to developing countries that are at the highest risk for multi-drug resistant tuberculosis.

Although we are excited about the potential opportunities in this market, it will likely take some time for these products to generate meaningful financial results.

Research and Development

In 2015, our research and development activities focused primarily on development of our next generation Intercept i2®collection device, our new rapid Ebola antigen test, our molecular collection product offerings for the microbiome and tuberculosis markets, and clinical and technical support for our existing products. From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $11.7 million in 2015, $12.1 million in 2014, and $10.9 million in 2013. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Consolidated net revenues attributable to customers in the United States were $96.5 million, $82.3 million and $77.2 million in 2015, 2014 and 2013, respectively. Consolidated net revenues attributable to international customers amounted to $23.2 million, $24.2 million and $21.7 million, or 19%, 23% and 22% of our total revenues, in 2015, 2014 and 2013, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

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

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in Europe and other countries through distributors. Under an agreement with AbbVie, we are co-promoting our OraQuick® HCV test in certain U.S. markets, including general practitioners and certain specialty physicians. Under this arrangement, AbbVie has agreed to detail our OraQuick® HCV test in the physician markets and we pay AbbVie a fee for these detailing services. In addition, we have implemented a broad-based program for training physicians on our OraQuick® HCV test and have developed and implemented a patient care database under this agreement.

We currently sell our OraQuick® Ebola test under an EUA and our only customer to date has been the CDC, which has purchased the product for field testing in Africa. Our ability to expand sales of this test to other customers will likely depend on the availability of government or other funding and whether we are able to obtain FDA 510(k) clearance and pre-qualification with the WHO for our product.

We have distribution rights to an FDA 510(k) cleared rapid flu A&B test, which we market under our proprietary OraSure QuickFlu® tradename. Under our agreement with the supplier of this product, we are permitted to sell this product into the U.S. hospital and public health markets.

Infectious Disease Testing—OTC

We sell our OraQuick® In-Home test in the U.S. retail or consumer market. Retailers carrying the product include CVS, Walgreens, Rite Aid, Wal-Mart and Kroger. The product is also available for purchase on-line through certain retailers and our website, www.oraquick.com. The primary target population for our HIV-OTC test is comprised of young, sexually active adults, with greater purchase intent found in high-risk sub-groups, such as men who have sex with men, African Americans and Latino Americans. In 2014, we changed our promotional strategy by implementing a more cost-effective promotional approach focused on retail outlets and moved away from more expensive broad-based consumer advertising. We continued this strategy in 2015.

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

Molecular Collection Systems

DNAG sells its products directly to its customers, primarily through its own internal sales force. In some countries distributors are used, particularly in the Asia-Pacific region. Over half of DNAG’s employees work in the areas of sales, marketing, business development or product management. The significant majority of employees who deal directly with customers have molecular science backgrounds, which we believe is useful in selling and marketing molecular collection products, and more importantly, in identifying and evaluating new market and business opportunities.

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

DNAG has expanded its market focus by developing new collection devices for the emerging microbiome market, which is focused on the study of microbes and their effect on human health. DNAG’s initial product offering, OMNIgene® • Gut, is focused on the human gut microbiome (microbes living in human stool). In 2015, DNAG sold in excess of $500,000 of this product to a variety of both academic and commercial research organizations. DNAG is leveraging its existing sales force and global research connections to engage microbiome customers around the world to establish itself as the leader in ease-of-collection, stabilization and transport of this challenging sample type.

In addition, DNAG has been working to bring to market the OMNIgene® • Sputum and PrepIT® • Max products. These products include a lab reagent for liquefying, decontaminating, transporting and preserving TB bacteria in sputum samples. TB is a major global health issue, with long established relationships among public health agencies, NGO’s, and suppliers. DNAG has a focused sales and market development team working with these key players to have its products evaluated and adopted where possible.

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

As discussed above, we have also launched our next generation Intercept i2® collection device with a NIDA-5 panel of fully-automated high-throughput oral fluid assays developed with Thermo Fisher for the detection of PCP, THC, opiates, cocaine, methamphetamines and amphetamines. These products are currently sold into the criminal justice and drug treatment markets. We plan to obtain FDA 510(k) clearance of our Intercept i2T® device for use with the NIDA-5 assay panel, along with an additional six fully-automated high-throughput assays in order to expand sales of this product line into the workplace testing market and other markets that require 510(k) cleared drug tests. We expect that the 510(k) cleared Intercept i2® device and related fully-automated high-throughput assays will eventually replace our original Intercept® collector and MICRO-PLATE assays in the drug testing market.

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

Cryosurgical Systems

Most of our Histofreezer® sales occur in the United States to distributors that, in turn, resell the product to primary care physicians and podiatrists in the United States. Our major U.S. distributors include Cardinal Healthcare, McKesson Medical-Surgical, AmerisourceBergen Corporation, and Henry Schein. We have engaged a manufacturers’ representative organization to help our U.S. distributors promote and sell Histofreezer®. We also provide a private label version of our professional Histofreezer® product to one of our U.S. distributors. Internationally, we sell the Histofreezer® product through a network of distributors in more than 20 countries worldwide.

We distribute cryosurgical wart removal products in the OTC foot care market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma. We also sell OTC cryosurgical products for the removal of warts and skin tags under private label arrangements with retailers in Canada and private label OTC wart remover products to several U.S. retailers.

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

There exists a wide range of policy limits where our OraSure® product is being used. In general, many (but not all) of our insurance company customers use the OraSure® device in connection with life insurance policies having face amounts of up to $250,000, with some customers using the device for policies of up to $500,000 in amount. Some insurance companies have chosen to extend their testing to lower policy limits where they did not test at all before, while others have used OraSure® to replace some of their blood and urine-based testing. In recent years, some insurance customers have adopted a “Simplified Issues” policy, where lab testing is no longer required and instead the applicant completes a questionnaire about personal behaviors.

We also sell our AUTO-LYTE® assays and reagents in the insurance testing market directly to certain laboratories.

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The OraQuick® rapid HIV testing products, the cryosurgical systems products, and our Oragene® product line accounted for total revenues of $34.3 million, $11.9 million and $29.4 million, respectively, in 2015, $38.9 million, $15.5 million and $23.8 million, respectively, in 2014, and $44.8 million, $14.5 million and $20.4 million, respectively, in 2013.

One of our customers accounted for approximately 12% of our net consolidated revenues in 2015. We had no individual customers who accounted for more than 10% of our total revenues in 2014 or 2013.

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

OSUR revenues consist primarily of product sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. OSUR also derives revenues from the sale of OTC products to retail pharmacies and mass merchandisers, and to consumers over the internet and from licensing and product development activities. DNAG revenues consist of product sold into the academic research, consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. For more information about our revenues from external customers, income and total assets, please see the sections entitled “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® collection devices, Western blot HIV-1 confirmatory test, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

We have contracted with a third party in Thailand for the assembly of the OraQuick® HIV device in order to supply certain international markets. This supply agreement had an initial term of one year, and automatically renews for additional annual periods unless either party provides a timely notice of termination prior to the end of an annual period. We believe that other firms would be able to manufacture the OraQuick® test on terms no less favorable than those set forth in the agreement if the Thailand contractor would be unable or unwilling to continue manufacturing this product. This supplier will also assemble our OraQuick® HIV self-test.

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

The fully-automated high-throughput oral fluid drug assays sold with our new Intercept i2® collection device are manufactured and supplied under a long-term agreement with Thermo Fisher. There is no other supply source for these products.

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

DNAG has two long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, including one critical component that is purchased from a sole source supplier. We believe there are other suppliers that can manufacture and supply the raw materials and components for the DNAG products.

Employees

As of December 31, 2015, we had 326 full-time employees (including 103 employees at our subsidiary, DNAG). Of this total, there were 119 in sales, marketing and client services; 36 in research and development; 123 in operations, manufacturing, quality control, information systems, purchasing and shipping; 18 in quality assurance and regulatory affairs; and 30 in administration and finance. This compares to 320 employees as of December 31, 2014. Our employees are not currently represented by a collective bargaining agreement.

Competition

The diagnostic industry is a multi-billion dollar international industry and is intensely competitive. Many of our competitors are substantially larger than we are, and have greater financial, research, manufacturing and marketing resources than we do.

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

Several companies market or have announced plans to market oral specimen collection devices and tests both within and outside the United States. We expect the number of devices competing with our OraQuick®, OraSure®, Intercept® and Intercept i2® devices to increase as the benefits of oral fluid-based testing become more widely accepted.

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

Competition for our OraQuick® Ebola test includes government and commercially-developed laboratory and point-of-care molecular tests, along with a small number of rapid antigen tests sold under FDA Emergency Use Authorization (EUA). Our Ebola test is the only product with regulatory authorization for use on both whole blood samples from living patients and oral fluid samples from cadavers.

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

OMNIgene® • Gut is being sold in the emerging microbiome market where the primary competition currently is a variety of non-standard in-house solutions developed by various researchers, including simply freezing the sample after collection. The microbiome market is expected to require standardization in the methods used for collection and stabilization in order to derive more accurate and repeatable results. To date, DNAG is one of the few vendors to offer a solution that fully meets these requirements.

The OMNIgene® • Sputum and PrepIT® MAX products are unique and have no direct competition in terms of a comparable product. The primary competition for these products is the incumbent methodologies that are widely adopted for collecting sputum samples and have been used in labs globally for many years.

In the substance abuse testing market, our Intercept® drug testing system competes with laboratory-based drug testing products using sample matrices such as urine, hair, sweat and oral fluid. We expect competition for our products to intensify, particularly from other domestic and international companies that have developed, or may develop, competing oral fluid drug testing products.

There are at least two competitors that sell fully-automated high-throughput oral fluid drug testing products in unregulated settings in the United States. These competitors sell these assays for use with either their own oral fluid collector or a collector manufactured by another party. These offerings compete against our Intercept® and Intercept i2® collection devices and related oral fluid assays.

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

Our professional cryosurgical product is sold primarily to physicians, including family practitioners, pediatricians and podiatrists. This product primarily competes against other portable cryosurgical systems used for the removal of benign skin lesions in both the U.S. and Europe. In addition, certain of our distributors sell private label cryosurgical products that compete with our Histofreezer® product. Our OTC cryosurgical products compete against other cryosurgical products offered in the U.S. OTC market and certain international OTC markets.

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

We have six United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The patents expire from September 2016 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have five United States patents for our OraQuick® platform, as well as corresponding related international patents. We also have patent applications pending internationally. Four of the U.S. patents expire from March to July 2019 and the fifth in July 2028. We have obtained licenses to certain lateral flow patents and to certain HIV-1 and HIV-2 patents held by other parties. We also have obtained a license to certain HCV patents which we use to manufacture and sell a rapid HCV test on the OraQuick® technology platform. We obtained these licenses through the payment of certain upfront fees and an agreement to pay ongoing royalties. We believe these fees and royalties are comparable to those generally paid by other companies under similar arrangements.

We hold, through our subsidiary, DNAG, seventeen United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from July 2019 through March 2031.

We have two United States patent and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from September 2025 to August 2032.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2®, OraQuick®, OraQuick ADVANCE®, Histofreezer®, OraSure QuickFlu®, Q.E.D.®, Oragene®, ORAcollect®, OMNIgene®, PrepIT® and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma.

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

There are several mechanisms by which regulated medical devices can be placed on the market in the United States. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. To obtain this clearance from the FDA, the manufacturer must provide a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness). In some cases, the submission must include data from human clinical studies. Marketing may only commence when the FDA issues a clearance letter finding substantial equivalence. An applicant must submit a 510(k) application at least 90 days before marketing of the affected product commences. Although FDA clearance usually takes from four to twelve months, in some cases more than a year may be required before clearance is obtained, if at all.

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

Another option for marketing a product in the U.S. is through Emergency Use Authorization, or EUA, that is granted by the FDA as a result of the Secretary of Health and Human Services declaring an emergency justifying the authorization of emergency use of certain in vitro diagnostic devices to aid in addressing the emergency. Typically, analytical and clinical studies are completed as required by the FDA. Products are exempt from design controls and other quality requirements in order to expedite development of diagnostic tools to aid in the diagnosis of viral pathogens that have the potential to affect public health.

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

Specifically, the warning letter indicated the need for additional documentation regarding design and development activities for DNAG’s products and focused in particular on the design planning and design history file for DNAG’s 510(k)-cleared Oragene®• Dx collection device. In addition, the warning letter requested additional documentation related to finished product acceptance testing activities for DNAG’s ORAcollect® collection device. The letter further noted that DNAG does not currently have in place an approved PMA or 510(k) clearance for its ORAcollect® device.

DNAG has submitted a formal response and is actively engaged and working with the FDA to address the issues referenced in the warning letter. In addition, DNAG has submitted to the FDA an application for 510(k) clearance of its ORAcollect® device. While the warning letter still remains pending, DNAG intends to continue to sell and market all of its products. We expect no material impact to product sales or our consolidated financial performance for the forseeable future as a result of the issues raised by the warning letter.

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

We have received authorization to use the CE mark for the OraQuick ADVANCE® HIV-1/2 test, the OraQuick® HCV test, our Histofreezer® product line, our OTC cryosurgical removal product and certain of the Oragene® collection kits and OMNIgene® products sold by DNAG.

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

The process of obtaining required approvals or registrations can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals and registrations can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain approval or registration. The submission of an application to the FDA or other regulatory authority does not guarantee that an approval or registration to market or import the product will be received. A regulatory authority may impose requirements as a condition to granting an approval or registration, may include significant restrictions or limitations as part of any approval or clearance it grants and may delay or refuse to grant approval or registration, even though a product has been approved or registered without restrictions or limitations in another country or by another agency. Delays in receipt or failure to receive such clearances or approvals could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we or our distributors are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries. Any change in our arrangement with such a distributor could result in the loss of or delay in transfer of any applicable product registrations, thereby interrupting our ability to sell those products in the affected markets.

Failure to Comply With FDA or Other Regulatory Requirements May Require Us to Suspend Production of Our Products or Institute a Recall Which Could Result in Higher Costs and a Loss of Revenues.

Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. We and our suppliers and distributors are subject to routine inspection by the FDA and other agencies to determine compliance with QSR and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations. We believe that our facilities and procedures are in material compliance with the QSR requirements, but the regulations are subject to change and we cannot be sure that the FDA investigators will agree with our compliance with the QSR requirements. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.

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

Our Ability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

We believe that our products and procedures are in material compliance with all applicable FDA regulations, including the QSR, but the regulations regarding the manufacture and sale of our products and the QSR requirements are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain product approvals. In addition, the FDA may revoke an Emergency Use Authorization under which our products are sold, where it is determined that the underlying health emergency no longer exists or warrants such authorization. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements we may enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices and laws requiring the reporting of certain transactions between us and healthcare professionals. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

Our International Sales Create Potential Exposure Under Anti-Corruption Laws.

In 2015, approximately $23.2 million of our consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject us to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in countries known to experience corruption. Further international expansion may create increased exposure to such practices. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of our distributors. However, our existing safeguards and any future improvements may not prove to be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and we may be subject to other liabilities, which could negatively affect our reputation, business, results of operations and financial condition.

Risks Relating to Our Industry, Business and Strategy

If We Fail to Achieve Performance Objectives Under Our HCV Agreement With AbbVie or this Agreement is Terminated, Our Financial Results and Business Prospects Could Be Adversely Affected.

We have entered into an agreement with AbbVie for the co-promotion of our OraQuick® HCV test into certain markets in the U.S. Under the agreement, we have granted exclusive co-promotion rights to AbbVie for the OraQuick® HCV test in these markets and we provide certain services in support of HCV testing. In exchange for these exclusive rights and the services provided to AbbVie, we are eligible to receive up to $75.0 million in aggregate payments over the term of the agreement, which runs through December 31, 2019. If certain performance milestones are achieved, we will also be eligible to receive additional annual incentive fees. The agreement contains certain termination, indemnification and other provisions typical of agreements of its type.

We have not yet earned an incentive fee under the AbbVie agreement and it is difficult to predict when, or if, we will be able to achieve one or more of the performance milestones required to receive such a fee. In addition, under certain circumstances, either party may terminate the agreement before its expiration and such a termination could occur as early as December 31, 2016. In 2015 and 2014, $13.5 million and $7.6 million of our revenues, respectively, were from the recognition of exclusivity revenues under the AbbVie agreement. If we fail to achieve performance milestones under the AbbVie agreement or AbbVie terminates the agreement before its expiration, the amount of exclusivity payments and incentive fees we receive under the agreement could be reduced or eliminated and our financial results and business prospects could be materially and adversely affected.

Our Ability to Sell Products Could be Adversely Affected by Competition From New and Existing Products.

The markets we serve are highly competitive and rapidly changing and we expect competition to intensify as technological advances are made and become more widely known, and as new products reach the market. Many of our principal competitors have considerably greater financial, technical and marketing resources than we do. As new products enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold than ours. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for new products that would render our technologies and products obsolete or otherwise commercially unattractive, or introduce or commercialize such products, before we can do so. If we fail to maintain and enhance our competitive position, our customers may decide to use products developed by competitors which could result in a loss of revenues. These developments could have a material adverse effect on our business, financial condition and results of operations.

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

Our Research, Development and Commercialization Efforts May Not Succeed and Our Competitors May Develop and Commercialize More Effective or Successful Products.

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

During 2015, 2014 and 2013, we incurred $11.7 million, $12.1 million and $10.9 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products may be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or may substantially delay or condition approval. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Moreover, we may spend a significant amount of money on advertising and fail to develop a market for the product. Other factors that could affect the success of our efforts include our ability to manufacture products in a cost-effective manner, whether we can obtain necessary intellectual property rights and protection and our ability to obtain reimbursement authorizations in the markets where the product will be sold.

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

Failure to Successfully Commercialize a Rapid Point–of-Care Ebola Test Could Adversely Affect Our Results of Operations and Business Prospects.

We have completed development of a rapid, point-of-care Ebola antigen test using our OraQuick® technology platform. In 2015, under an EUA (Emergency Use Authorization) received from the FDA for this product, we sold $2.3 million of this product to the CDC for field testing. Despite this initial progress, there is no assurance that our test will perform at a level necessary to receive all of the regulatory approvals required for its use. In addition, it is possible that the FDA may revoke our EUA if it is determined that Ebola is no longer an emergency warranting that authorization. Such action would negatively affect our ability to sell the product.

It is also uncertain whether, and to what degree, we will be successful in obtaining sustainable purchase commitments for our Ebola test. Failure to successfully obtain the required regulatory approvals or receive sustainable and significant purchase commitments for our Ebola test could adversely affect our revenues and results of operations.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our efforts to increase sales of our products, achieve the performance milestones under our HCV agreement with AbbVie, or continue growing our molecular collection systems business. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our business. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Qualified Personnel as Necessary, Our Business Could be Harmed.

Our success depends to a large extent upon the contributions of our executive officers, management and sales, marketing, operations and scientific staff. We may not be able to attract or retain a sufficient number of qualified employees in the future due to the intense competition for qualified personnel among medical products and other life science businesses. Our ability to recruit such employees will depend on a number of factors, including compensation, benefits, work location, the prospects of our Company, and the possibility for advancement within our organization. We generally do not enter into employment agreements requiring our employees to work for us for any specified period.

If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively manufacture, sell and market our products, to meet the demands of our strategic partners in a timely fashion, or to support research, development and clinical programs. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other qualified personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms.

Acquisitions or Investments May Not Generate the Expected Benefits and Could Disrupt Our Ongoing Business, Distract Our Management, Increase Our Expenses and Adversely Affect Our Business.

We may pursue strategic acquisitions or investments as a way to expand our business. These activities, and their impact on our business, are subject to many risks, including the following:

•	Suitable acquisitions or investments may not be found or consummated on terms or schedules that are satisfactory to us or consistent with our objectives;

•

The benefits expected to be derived from an acquisition or investment may not materialize and could be affected by numerous factors, such as regulatory developments, insurance reimbursement, our inexperience with new businesses or markets, general economic conditions and increased competition;

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

In the United States, hospitals, physicians and other healthcare providers who purchase diagnostic products generally rely on third-party payors, such as private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product and procedure. The overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis.

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

The Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which includes domestic sales of certain of our products. This new tax became effective in January 2013. However, the Consolidated Appropriations Act of 2016, which was enacted late 2015, suspended the tax beginning January 1, 2016, with the suspension ending December 31, 2017. It is unclear whether and to what extent this tax will impact our business if and when the suspension is lifted.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention (“CDC”) issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV testing products. For example, domestic professional OraQuick® HIV sales decreased 17% from 2014 to 2015, in part due to customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under new testing guidelines issued by the CDC. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

Reductions in Government Funding and Research Budgets Could Adversely Affect Our Business and Financial Results.

We sell our OraQuick ADVANCE® HIV-1/2 and OraQuick® HCV tests into the public health market which consists of state, county and other governmental public health agencies, community based organizations, service organizations and similar entities. We also sell these products into the hospital market. Many of these customers depend to a significant degree on grants or funding provided by governmental agencies to run their operations including programs that use our products. In international markets, we often sell our products to or through foreign governmental agencies or parties funded by such agencies.

Our subsidiary, DNAG, sells many of its products to researchers at academic institutions, pharmaceutical and biotechnology companies, government laboratories and private foundations. Many of DNAG’s research customers are dependent for their funding on grants from U.S. governmental agencies such as the U.S. National Institutes of Health and agencies in other countries.

The level of available government grants or funding in the U.S. and elsewhere is unpredictable and may be affected by various factors including economic conditions, legislative and regulatory developments, political changes, civil unrest and changing priorities for research and development activities. Any reduction or delay in government funding as a result of legislative or regulatory changes or other factors, could cause our customers to delay, reduce or forego purchases of our products.

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

The failure of any of the foregoing systems to operate effectively, problems with transitioning to upgraded or replacement systems, or disruptions in the operation of the internet, could cause delays in product sales and reduced efficiency of our operations. Significant expenditures could be required to remediate any such problem.

Security Breaches and Other Disruptions Could Compromise Our Information, Expose Us To Liability and Harm Our Reputation and Business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our data centers and on our networks. Secure maintenance and transmission of this information is critical to our operations business strategy. We generally rely on commercially available systems, software, tools and domestically available monitoring to provide security for processing, transmitting and storing this sensitive date.

Computer hackers may attempt to penetrate our computer systems or our third party IT service provider’s systems and, if successful, misappropriate personal or confidential information. In addition, a contractor or other third party with whom we do business may attempt to circumvent our security measures or obtain such information, and may purposefully or inadvertently cause a breach involving sensitive information. While we will continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third party training, monitoring of networks and systems and maintenance of back up of protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shut downs due to attack by hackers or breaches, voyeur or malfeasance. Even the most well protected IT networks, systems, and facilities remain potentially vulnerable because the techniques used in attempted security breaches are continually evolving and generally are not recognized until launched against a target or, in some cases, are designed not to be detected and, in fact, may not be detected. Any such compromise of our or our third party’s IT service providers’ data security and access, public disclosure, or loss of personal or confidential business information, could result in legal claims proceedings, liability under laws to protect, privacy of personal information, and regulatory penalties, disrupt our operations, require significant management attention and resources to remedy any damages that result, damage our reputation and customers willingness to transact business with us, any of which could adversely affect our business.

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third-party suppliers. For example, the biological antigens, nitrocellulose and certain other components required to make our OraQuick HIV, HCV and Ebola products are currently purchased from sole source suppliers. Our OraSure QuickFlu® test and the fully automated high-throughput drug assays sold with our Intercept i2® device are manufactured and supplied by sole source suppliers and the conjugates used in our MICROPLATE oral fluid drugs-of-abuse assays are obtained from third party suppliers.

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

Relying on distributors or others to market and sell our products could harm our business for various reasons, including:

•	We may not be able to find suitable distributors to distribute our products on satisfactory terms;

•	Our distributors or other customers may not fulfill their contractual obligations to us or otherwise market and distribute our products in the manner or at the levels we expect;

•	We do not control the incentives provided by our distributors to their sales personnel and the effectiveness of these incentives could affect sales of our products;

•	Agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the parties;

•	We may not be able to renew existing distribution agreements on acceptable terms or at all;

•	Our distributors may not devote sufficient resources or priority to the sale of our products;

•	Our distributors may prioritize their own private label products that compete with our products;

•	Our existing distributor relationships or contracts may preclude or limit us from entering into arrangements with other distributors; and

•	We may not be able to negotiate future distribution agreements on acceptable terms or at all.

Although we will try to maintain and expand our business with distributors and customers and require that they fulfill their contractual obligations, there can be no assurance that such companies will do so or that new distribution channels will be available on satisfactory terms. As a result, our revenues and business could be adversely affected.

We May Need Strategic Partners to Assist in Developing and Commercializing Some of Our Products.

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

An important strategic arrangement is our HCV co-promotion agreement with AbbVie. Our ability to increase HCV sales and receive additional compensation under this agreement will depend on whether the agreement continues through at least the end of its initial term and whether AbbVie fulfills its contractual obligations, including its obligation to detail our OraQuick® HCV test into the physician and specialty physician office markets and the success of those detailing efforts.

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

Risks Relating to Intellectual Property

Our Success Depends on Our Ability to Protect Our Proprietary Technology.

Our industry places considerable importance on obtaining patent, trademark and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or obtain licenses to patents and technologies both in the United States and in other countries. If we cannot continue to develop, obtain and protect intellectual property rights, our revenue and gross profits could be adversely affected. Moreover, our current and future licenses or other rights to patents and other technologies may not be adequate for the operation of our business.

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products and apparatuses relating to the use or manufacture of those products. However, there have been changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may impact our ability to protect our technology and enforce our intellectual property rights. For example, in 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act (the “AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

We may also become involved in other types of disputes regarding intellectual property rights, including state, federal or foreign court litigation, and patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office as well. Under the AIA, various forms of post issuance patent review proceedings have been authorized, including an inter-parties review process. These proceedings permit certain persons to challenge the validity of a patent on the grounds that it was known from the prior art. The filing of such proceedings, or the issuance of an adverse decision in such proceedings, could result in the loss of valuable patent rights that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Risks Relating to Products, Marketing and Sales

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HCV test, OraQuick® In-Home HIV test, OraQuick® Ebola test, OMNIgene® • Gut and OMNIgene® • Sputum product offerings, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the existence and perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as our OraQuick® HCV and Ebola tests or the new sample collection and stabilization products being commercialized by DNAG. As such, there can be no assurance that any products will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

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

We are selling cryosurgical products in the consumer or OTC market in the United States and certain countries and we may expand OTC sales of these products into other countries. We also sell the OraQuick® In-Home HIV test in the United States OTC market, and we intend to offer HIV self-tests to consumers internationally. We believe the sale of products in the OTC market increases our potential exposure to product liability and other claims.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $23.2 million or 19% of consolidated net revenues in 2015, $24.2 million or 23% of consolidated net revenues in 2014, and $21.7 million or 22% of consolidated net revenues in 2013. In addition, our molecular collection systems business, which accounted for $29.9 million or 25% of consolidated net revenues in 2015, is operated in Canada.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	Uncertainty in the application of foreign laws and the interpretation of contracts with foreign parties;

•	The potential for inconsistent imposition of legal and regulatory requirements;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on international distributors or representatives;

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	Trade protection measures, trade sanctions and import/export licensing requirements;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain regulatory approvals or registrations for our products;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	Diversion to the U.S. of our products that are sold at lower prices into international markets;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	An increase of withholding and other taxes on remittances and other payments by a foreign subsidiary;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below the prices we offer for our products;

•	Restrictions on our ability to repatriate investments and earnings from foreign operations;

•	Changes in shipping costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

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

Our Government Contracts and Related Administrative Processes Are Subject To Audits and Cost Adjustments by the Federal Government

We sell some of our products to the federal government and we are receiving federal funding related to our OraQuick® Ebola rapid antigen test. As a result, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts, as well as suspension or debarment. These fines and penalties could be imposed for failing to file procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow rules relating to billing on cost-plus contracts, receiving or paying kickbacks, or filing false claims, among other potential violations. In addition, we could suffer serious reputational harm if allegations of impropriety related to such contracts are made against us.

In addition, our contracts with the U.S. government are subject to future funding and are subject to the right of the government to terminate the contracts in whole or in part for its convenience. There is pressure for the U.S. government to reduce spending. The non-appropriation of funds or the termination for the government’s convenience of our contracts could negatively affect our financial results. For U.S. government contracts that include options, such as our Ebola funding contract with BARDA, the U.S. government generally has the unilateral right not to exercise such options and may not exercise an option if the agency is not satisfied with our performance under the contract or does not receive funding to continue the program, among other reasons.

Federal government agencies can audit and investigate government contracts and the administrative processes and systems of government contractors. These agencies can review our performance on government contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. They can also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific government contract, unallowable or unreasonable will not be reimbursed, and any such costs already reimbursed may be required to be refunded and certain penalties may be imposed. Moreover, if any administrative process or system related to such contracts is found not to comply with governmental requirements, we may be subjected to government scrutiny that could delay or otherwise adversely affect our ability to compete for or perform government contracts or collect our revenue in a timely manner. An unfavorable outcome of an audit of our government contracts could adversely affect our results of operations.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Volatile economic conditions may occur again or continue in the future. These conditions could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

We Have a History of Losses and May Not Be Able to Achieve Sustained Profitability.

We experienced annual net losses during the five years prior to 2015. In addition, as of December 31, 2015, the Company had an accumulated deficit of $170.2 million. Even though we achieved profitability in 2015 there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:

•	Our ability to increase use of our OraQuick® HCV test and continue to receive compensation under our HCV co-promotion agreement with AbbVie;

•	The potential for AbbVie to unilaterally terminate our HCV co-promotion agreement on or after December 31, 2016;

•	Creating market acceptance for and selling increasing volumes of our OraQuick ADVANCE® HIV-1/2 test, OraQuick® HCV test and other products in the United States and internationally;

•	Our ability to continue growing our molecular collection systems business;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to improve manufacturing efficiencies;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The degree to which our major distributors comply with their contractual obligations, including minimum purchase commitments;

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	The level of competition, including the degree to which competitors sell lower priced products or more attractive offerings to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our targets for growth in revenues;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and

•	The costs and results of patent infringement, product liability and other litigation or claims asserted against us.

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

Customers in the markets we serve often submit a high percentage of purchase orders in the third month of a calendar quarter. Although this can vary from quarter to quarter, many customers make purchase decisions late in a quarter due to budgetary or financial requirements. In addition, certain governmental customers must fully spend budgeted funds by the end of their fiscal year or risk losing these funds, which can contribute to fluctuations in our sales from year-to-year. This can make it difficult to accurately forecast whether we will achieve our quarterly sales forecasts and can cause variability in our operating results.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions. If our operating results fall below the expectations of securities analysts and investors, the price of our Common Stock may decline.

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

In addition, the revenues and expenses of our subsidiary, DNAG, are recorded in Canadian Dollars and certain of its international sales are denominated in local currencies, including the Euro, British Pound and Australian Dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars for purposes of reporting our consolidated financial results. Our expectation is that the DNAG business will continue to grow and our exposure to foreign currency exchange rates may be more significant than in past years.

Exchange rate fluctuations may affect DNAG’s revenues and expenses and the translation of DNAG’s financial results into U.S. Dollars. Favorable movement in exchange rates have benefited us in prior periods. For example, in 2015, DNAG generated total revenues of U.S. $29.9 million and incurred total operating expenses of $17.0 million. As a result of a favorable change in the U.S./Canadian dollar exchange rate, DNAG’s cost of goods sold and operating expenses were reduced by approximately $800,000 and $2.0 million, respectively, in 2015. Where there are unfavorable currency exchange rate fluctuations, our consolidated financial statements including our balance sheet, revenues and results of operations, could be negatively affected. In addition, fluctuations in exchange rates could affect year-to-year comparability of operating results. In the past, we have not generally entered into hedging instruments to manage our currency exchange rate risk, but we may need to do so in the future. However, our attempts to hedge against these risks may not be successful. If we are unable to successfully hedge against unfavorable foreign currency exchange rate movements, our consolidated financial results may be adversely impacted.

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

We May Require Future Additional Capital.

Our future liquidity and ability to meet our future capital requirements will depend on numerous factors, including, but not limited to, the following:

•	The costs, scope and timing of strategic acquisitions;

•	The costs and timing of expansion of sales and marketing activities;

•	The timing and success of the commercial launch of new products;

•	The extent to which we gain or expand market acceptance for existing, new or enhanced products;

•	The costs and timing of the expansion of our manufacturing capacity;

•	The success of our research and product development efforts;

•	The time, cost and degree of success of conducting clinical trials and obtaining regulatory approvals;

•	The magnitude of capital expenditures;

•	Changes in existing and potential relationships with distributors and other business partners;

•	The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;

•	The costs and liability associated with patent infringement or other types of litigation; and

•	Competing technological and market developments;

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

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	The performance of our business, including our efforts to increase sales of our OraQuick® HIV, HCV and molecular collection systems products and our OraQuick® In-Home HIV test;

•	The continuation of our HCV co-promotion agreement with AbbVie and the successful execution of other strategic arrangements;

•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;

•	Clinical results with respect to our products or those of our competitors;

•	The status of clinical studies and pending submissions for required regulatory approvals;

•	The announcement of regulatory or enforcement actions by the FDA or other agencies against us, our products or one or more of our customers;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments and industry or competitive trends;

•	Disputes or developments with key customers, distributors or suppliers;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Complaints or concerns about the performance or safety of our products and publicity about those issues, including publicity expressed through social media or otherwise over the internet;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	The relatively low trading volume for our Common Stock;

•	Period-to-period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

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

We own a 48,000 square foot facility which is OraSure’s primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse space on an as-needed basis. In addition, our subsidiary, DNAG, changed the location of its offices near the end of 2015 and now leases a 35,883 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, research and development, and regulatory and quality operations.

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

	Year ended December 31
	2015		2014
	High	Low	High	Low
First Quarter	$10.62	$6.10	$8.60	$5.34
Second Quarter	$7.64	$4.42	$9.00	$5.78
Third Quarter	$5.95	$4.39	$8.94	$7.21
Fourth Quarter	$6.99	$4.40	$10.93	$6.93

On March 7, 2016, there were 415 holders of record and approximately 14,500 holders in street name of our Common Stock, and the closing price of our Common Stock was $7.17 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2, 3)
October 1, 2015 - October 31, 2015	255	(1)	$4.94	—	$19,570,287
November 1, 2015 - November 30, 2015	—		—	—	19,570,287
December 1, 2015 - December 31, 2015	777,061		6.34	777,061	14,644,661

	777,316

(1)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on NASDAQ. The NASDAQ Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	12/10	12/11	12/12	12/13	12/14	12/15
OraSure Technologies, Inc.	100.00	158.43	124.87	109.39	176.35	112.00
NASDAQ Composite	100.00	100.62	116.97	166.27	188.90	200.15
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.05

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12, “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2015	2014	2013	2012	2011 (5)
Operating Results:
Net revenues	$119,719	$106,464	$98,940 (2)	$87,820	$81,881
Costs and expenses	111,661	111,266 (1)	111,102 (3)	104,090	91,278
Operating income (loss)	8,058	(4,802)	(12,162)	(16,270)	(9,397)
Other income (expense), net	774	531	200	(242)	(313)
Income tax expense (benefit)	665	343	(772)	(1,397)	(869)
Net income (loss)	8,167	(4,614)	(11,190)	(15,115)	(8,841)
Earnings (loss) per share
Basic and Diluted	$0.14	$(0.08)	$(0.20)	$(0.29)	$(0.19)
Shares used in computing earnings (loss) per share
Basic	56,397	55,949	55,555	51,457	46,908
Diluted	56,846	55,949	55,555	51,457	46,908
Cash Flow:
Cash flows provided by (used in) operating activities	$15,773	$7,526 (1)	$8,385 (3)	$(5,373)	$(2,994)

	December 31,
	2015	2014	2013	2012 (4)	2011 (5)
Financial Position:
Cash and short-term investments	$101,319	$97,867	$93,191	$87,888	$23,878
Working capital	111,480	104,752	100,590	103,483	30,860
Total assets	189,321	189,633	184,245	191,439	127,861
Accumulated deficit	(170,178)	(178,345)	(173,731)	(162,541)	(147,426)
Stockholders’ equity	159,436	158,701	161,146	170,315	100,250

(1)	Includes a $5.5 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.
(2)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV test.
(3)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.
(4)	We received net proceeds of $70.2 million from a stock offering of 6,100,000 common shares completed on July 11, 2012.
(5)	Includes the results of DNA Genotek, Inc. from the acquisition date of August 17, 2011, as well as $2.6 million of transaction costs associated with the acquisition.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

Current Consolidated Financial Results

During the year ended December 31, 2015, our consolidated net revenues were $119.7 million, compared to $106.5 million for the year ended December 31, 2014. Net product revenues during the year ended December 31, 2015 increased 6% to $104.5 million when compared to 2014, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV and Intercept® products. These increases were partially offset by lower sales of our OraQuick® professional HIV and cryosurgical systems products. Consolidated other revenues for 2015 were $15.3 million, of which $13.5 million represents the ratable recognition of payments for exclusive co-promotion rights and certain services provided under our HCV co-promotion agreement with AbbVie, and $1.8 million represents revenue recognized in connection with Ebola-related funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”). Other revenues in 2014 of $7.6 million represent the recognition of exclusivity payments under the AbbVie co-promotion agreement.

Our consolidated net income for the year ended December 31, 2015 was $8.2 million, or $0.14 per share on a fully diluted basis, compared to a net loss of $4.6 million, or ($0.08) per share, for the year ended December 31, 2014. Our consolidated net income for the current period reflects the increase in product and other revenues, lower advertising and promotional expenses associated with our OraQuick® In-Home HIV test, and the impact of a favorable change in the Canadian to U.S. dollar exchange rate of approximately $2.8 million. These improvements to the bottom line were partially offset by the absence of a $5.5 million Roche termination payment received in 2014 and which was reflected as a reduction in operating expenses. Additionally, we experienced higher legal costs and increased expenses under our HCV co-promotion agreement with AbbVie in 2015 than in the prior year.

Cash provided by operating activities for the year ended December 31, 2015 was $15.8 million, compared to $7.5 million for the year ended December 31, 2014. As of December 31, 2015, we had $101.3 million in cash and short term investments, compared to $97.9 million at December 31, 2014.

2015 Developments

Rapid Ebola Test

Early in 2015, we completed the design of a rapid Ebola antigen test using our OraQuick® platform. In June 2015, we entered into a contract for up to $10.4 million in total funding from BARDA related to our OraQuick® Ebola test. The three-year, multi-phased contract included an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option under the contract to provide $7.2 million in additional funding for our OraQuick® Ebola test. This funding will be used primarily for clinical and regulatory activities required to request FDA 510(k) clearance for this product. Funding received under this contract is recorded as other revenue in our consolidated statement of operations as the activities are being performed.

In July 2015, we received a U.S. Food and Drug Administration (“FDA”) Emergency Use Authorization (“EUA”) for the OraQuick® Ebola test. This authorization allows the use of the test for the duration of the U.S. Secretary of the Department of Health and Human Services’ (“HHS”) August 5, 2014 declaration regarding the emergency use of in vitro diagnostic tests for the detection of the Ebola virus. In March 2016, we received an EUA for use of the Ebola test on oral fluid samples collected from cadavers. We have also submitted for pre-qualification of this product with the World Health Organization.

During 2015, we recognized $2.3 million in revenue from sales of this product to the Centers for Disease Control and Prevention (“CDC”) for investigational use and field testing in Africa. Data generated in these clinical and non-clinical studies was used in the application to obtain the EUA from the FDA. We are also continuing to focus our efforts on securing sustainable product purchase commitments from both government and non-government sources for the OraQuick® Ebola rapid antigen test.

Microbiome Product Offering

During 2015, an area of focus for our molecular collection business has been the microbiome market, through the offering of our OMNIgene® • Gut product for which we received CE mark approval and completed design validation on a high-throughput automated processing system. Several technical manuscripts with academic and biotech groups are in process that will report on the ability of this product to “snapshot” microbiome communities at the point of collection. We sold our collection kit to over 100 customers and generated approximately $539,000 of revenue in 2015.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices, and medical devices, and our “DNAG” or molecular collection systems business, which consists primarily of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, transport, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies, mass merchandisers and consumers over the internet. DNAG revenues result primarily from products sold into the commercial market, which consists of customers engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, microbiome and animal genetic testing, as well as products sold into the academic research market which consists of research laboratories, universities and hospitals.

Results of Operations

YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2015	2014		2015	2014
OSUR	$74,534	$75,116	(1)%	62%	71%
DNAG	29,924	23,778	26	25	22

Net product revenues	104,458	98,894	6	87	93
Other	15,261	7,570	102	13	7

Net revenues	$119,719	$106,464	12%	100%	100%

Consolidated net product revenues increased 6% to $104.5 million in 2015 from $98.9 million in 2014, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV and Intercept® products. These increases were partially offset by lower sales of our OraQuick® professional HIV and cryosurgical systems products. Other revenues were $15.3 million in 2015, of which $13.5 million represents exclusivity payments received under our HCV co-promotion agreement with AbbVie and $1.8 million represents Ebola-related funding from BARDA. Other revenues were $7.6 million in 2014, all which represent exclusivity payments from AbbVie.

Consolidated net revenues derived from products sold to customers outside the U.S. were $23.2 million and $24.2 million, or 19% and 23% of consolidated net revenues during the years ended December 31, 2015 and 2014, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
Market	2015	2014		2015	2014
Infectious disease testing	$49,129	$47,515	3%	55%	58%
Substance abuse testing	10,271	8,437	22	11	10
Cryosurgical systems	11,920	15,505	(23)	13	19
Insurance risk assessment	3,214	3,659	(12)	4	4

Net product revenues	74,534	75,116	(1)	83	91
Other	15,261	7,570	102	17	9

Net revenues	$89,795	$82,686	9%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 3% to $49.1 million in 2015 from $47.5 million in 2014, primarily due to higher sales of our OraQuick® HCV product and OraQuick® In-Home HIV test, partially offset by lower sales of our OraQuick® HIV professional product. In addition, 2015 net infectious disease testing revenues included $2.3 million in initial sales of our OraQuick® Ebola rapid antigen test to the CDC for field testing in Africa.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2015 and 2014.

	Year Ended December 31,
Market	2015	2014	% Change
Domestic HIV	$24,956	$29,933	(17)%
International HIV	2,410	2,483	(3)
Domestic OTC HIV	6,992	6,493	8

Net HIV revenues	34,358	38,909	(12)

Domestic HCV	7,502	4,220	78
International HCV	3,884	3,048	27

Net HCV revenues	11,386	7,268	57

Net OraQuick® revenues	$45,744	$46,177	(1)%

Domestic OraQuick® HIV sales decreased 17% to $24.9 million in 2015 from $29.9 million in 2014. This decrease was primarily the result of the migration of some customers to fourth generation automated HIV immunoassays performed in a laboratory or at the point-of-care, as recommended under testing guidelines issued by the CDC, or to competitive point-of-care HIV tests perceived to be more sensitive. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s testing guidelines, changes in government funding, and continued price and product competition. International sales of our OraQuick® HIV test decreased 3% during 2015 to $2.4 million from $2.5 million in 2014 primarily due to lower sales in Africa and Europe partially offset by an increase in sales in Asia.

Sales of our OraQuick® In-Home HIV test increased 8% to $7.0 million in 2015 from $6.5 million in 2014 largely due to a price increase implemented in August 2015 and an increase in sales volume in the fourth quarter of 2015 immediately following a celebrity’s announcement that he had tested positive for the HIV virus. These increases in the latter half of 2015 were partially offset by a decline in sales in the first quarter of the year which was primarily the result of our decision to transition away from broad-based consumer advertising and focus our marketing and promotional efforts at the retail outlet level in the second half of 2014.

Domestic OraQuick® HCV sales increased 78% to $7.5 million in 2015 from $4.2 million in 2014, primarily due to the addition of new HCV customers and higher sales to current customers who have expanded their HCV testing programs. International OraQuick® HCV sales increased 27% to $3.9 million in 2015 from $3.0 million in 2014, primarily due to the expansion of our business into Asia.

We believe our OraQuick® HCV product represents an opportunity for future sales growth given the recent FDA approval of several new drug therapies for treating HCV. However, demand for our HCV product, particularly in the public health marketplace, may be somewhat tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing. Sales to physicians can also be adversely affected by the level of reimbursement available from insurance providers and competition from laboratory-based HCV tests. The intensely competitive market for new HCV therapies and the decisions by insurance providers and payors to grant preferred or exclusive formulary status to one HCV therapy over another have adversely affected our initiatives under the HCV co-promotion agreement with AbbVie. These and other factors could limit the future growth of our HCV business.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Substance Abuse Testing Market

Net substance abuse testing revenues increased 22% to $10.3 million in 2015 from $8.4 million in 2014, primarily as a result of higher sales of our Intercept® drug testing system. Domestic Intercept® sales in 2015 increased to $7.8 million compared to $6.1 million in 2014 largely due to the recovery of customers previously lost to competition, improved domestic employment conditions, and the addition of customers who we believe recognize the advantages of oral fluid testing in identifying recent drug use.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) decreased 23% to $11.9 million in 2015 from $15.5 million in 2014.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during 2015 and 2014.

	Year Ended December 31,
Market	2015	2014	% Change
Domestic professional	$4,311	$6,750	(36)%
International professional	916	693	32
Domestic OTC	390	108	261
International OTC	6,303	7,954	(21)

Net cryosurgical systems revenues	$11,920	$15,505	(23)%

Sales of our Histofreezer® product in the domestic professional market decreased 36% to $4.3 million in 2015, compared to $6.8 million in 2014 largely as a result of distributor consolidation and competition from new private-label brands. During 2015, international sales of Histofreezer® increased to $916,000, compared to $693,000 in the prior year primarily due to higher sales in Asia.

In the fourth quarter of 2014, we re-launched our OTC wart removal product in the U.S. retail market through private labeling with a large pharmacy chain. Sales related to this product were $390,000 for the full year of 2015 compared to $108,000 in 2014. We expect this area of cryosurgical sales to increase due to broader retail adoption of our product.

Sales of our international OTC cryosurgical products during 2015 decreased 21% to $6.3 million, compared to $8.0 million in 2014, largely due to lower sales to our Latin American distributor. Sales decreased to $1.3 million, compared to $3.0 million in 2014, due to challenges in the local markets, including declining economic conditions in Argentina, a restructuring of our distributor’s business operations in Mexico, and overall customer ordering patterns.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 12% to $3.2 million in 2015 from $3.7 million in 2014, as a result of reduced demand in the domestic life insurance market, as well as the continued adoption by some underwriters of a “Simplified Issue” policy. Where such a policy is issued, applicants are required to respond to a questionnaire about their behaviors rather than undergoing lab-based tests. We expect this trend to continue.

Other revenues

Other revenues were $15.3 million in 2015, of which $13.5 million represent the recognition of exclusivity revenues under our HCV co-promotion agreement with AbbVie, and $1.8 million represents Ebola-related funding from BARDA. Other revenues in 2014 were $7.6 million and represent the recognition of exclusivity revenues from AbbVie.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 26% to $29.9 million in 2015 from $23.8 million in 2014. Sales of Oragene® in the commercial market increased approximately 41% in 2015, primarily due to increased orders from DNAG’s largest existing U.S. customer and incremental revenues from new customers, partially offset by lower sales to other existing U.S. customers who experienced regulatory and reimbursement challenges during 2015. Sales in the academic market were flat at $9.8 million in both 2015 and 2014.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 67% in 2015 compared to 63% in 2014. This increase was largely due to the $7.7 million increase in other revenues, a reduction in royalty expense and a favorable change in the exchange rate between the Canadian and U.S. dollar.

Consolidated operating income increased by $12.9 million to $8.1 million in 2015, compared to an operating loss of $4.8 million in 2014. The higher operating income reflects the increase in product and other revenues, the impact of a favorable change in the Canadian to U.S. dollar exchange rate, and lower advertising and promotional expenses associated with our OraQuick® In-Home HIV test. These improvements were partially offset by the absence of a $5.5 million Roche termination payment received in 2014 (which was reflected as a reduction in operating expenses), as well as higher legal costs and increased expenses under our HCV co-promotion agreement with AbbVie in 2015.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 66% in 2015 compared to 60% in 2014. OSUR’s 2015 margin was positively impacted by the increase in other revenues and a reduction in royalty expense during the current year.

Research and development expenses decreased 5% to $8.9 million in 2015 from $9.4 million in 2014, largely due to lower lab supply costs, partially offset by higher study and program costs related to the fully-automated high-throughput drugs-of-abuse assays we are jointly developing with Thermo Fisher.

Sales and marketing expenses decreased 20% to $26.6 million in 2015 from $33.1 million in 2014, primarily as a result of lower advertising and promotional costs for our OraQuick® In-Home HIV test which totaled $1.8 million in 2015, as compared to $8.5 million in 2014, partially offset by higher sales and marketing costs associated with our OraQuick® HCV co-promotion agreement with AbbVie.

General and administrative expenses decreased 2% to $20.1 million in 2015 from $20.6 million in 2014 due to lower staffing expenses.

In 2014, we received a $5.5 million Roche termination payment which was treated as a reduction in operating expenses. This payment did not recur in 2015.

All of the above contributed to OSUR’s operating income of $3.6 million for 2015, which included non-cash charges of $3.0 million for depreciation and amortization and $5.5 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 70% in 2015 compared to 73% in 2014. This decrease was attributable to an increased volume of lower margin sales experienced in 2015 when compared to 2014, partially offset by a favorable change in the U.S./Canadian dollar exchange rate of approximately $849,000 as compared to approximately $430,000 in 2014.

Research and development expenses increased 4% to $2.7 million in 2015 compared to $2.6 million in 2014 due to increased spending on the microbiome product and the new product initiatives, partially offset by a favorable change in the U.S./Canadian dollar exchange rate of approximately $357,000 in 2015 as compared to approximately $179,000 in 2014.

Sales and marketing expenses increased 6% to $8.4 million in 2015 from $8.0 million in 2014 due to higher commission and staffing costs, partially offset by a favorable change in the U.S./Canadian dollar exchange rate of $1.1 million in 2015 as compared to approximately $508,000 in 2014.

General and administrative expenses increased 68% to $5.3 million in 2015 compared to $3.1 million in 2014, largely due to higher litigation costs partially offset by a favorable change in the U.S./Canadian dollar exchange rate of $464,000 as compared to approximately $218,000 in 2014.

All of the above contributed to DNAG’s operating income of $4.5 million for 2015, which included non-cash charges of $2.7 million for depreciation and amortization and $566,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax expense was recorded for OSUR’s pre-tax income in 2015 and no income tax benefit was recorded for OSUR’s pre-tax loss in 2014. For the year ended December 31, 2015 and 2014, we recorded Canadian income tax expense of $665,000 and $343,000, respectively.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2014	2013		2014	2013
OSUR	$75,116	$77,936	(4)%	71%	78%
DNAG	23,778	20,381	17	22	21

Net product revenues	98,894	98,317	1	93	99
Other	7,570	623	NM *	7	1

Net revenues	$106,464	$98,940	8%	100%	100%

*	Calculation is not considered meaningful.

Consolidated net product revenues increased 1% to $98.9 million in 2014 from $98.3 million in 2013, primarily as a result of higher sales of our molecular collection systems, OraQuick® HCV and cryosurgical systems products. These increases were partially offset by lower sales of our OraQuick® In-Home HIV test and our professional OraQuick® HIV, substance abuse, and insurance risk assessment products. Other revenues were $7.6 million in 2014 and represent the recognition of revenues from AbbVie for exclusive co-promotion rights and certain services provided under our HCV agreement. Other revenues were $623,000 in 2013 and represent royalties received on sales of Merck’s OTC cryosurgical wart removal product pursuant to a license and settlement agreement that expired in August 2013.

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

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment.

	Year Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
Market	2014	2013		2014	2013
Infectious disease testing	$47,515	$50,961	(7)%	58%	65%
Substance abuse testing	8,437	8,571	(2)	10	11
Cryosurgical systems	15,505	14,468	7	19	18
Insurance risk assessment	3,659	3,936	(7)	4	5

Net product revenues	75,116	77,936	(4)%	91	99%
Other	7,570	623	NM *	9	1

Net revenues	$82,686	$78,559	5%	100%	100%

*	Calculation is not considered meaningful.

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

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during 2014 and 2013.

	Year Ended December 31,
Market	2014	2013	% Change
Domestic professional	$6,750	$6,020	12%
International professional	693	1,441	(52)
Domestic OTC	108	—	100
International OTC	7,954	7,007	14

Net cryosurgical systems revenues	$15,505	$14,468	7%

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

Sales of our international OTC cryosurgical products during 2014 increased 14% to $8.0 million compared to $7.0 million in 2013, largely due to higher sales to our European distributor, partially offset by lower sales to our Latin American distributor.

Sales to our European distributor increased to $4.8 million, compared to $3.6 million during 2013, primarily due to the launch of our product into new geographic territories and new market segments in Europe. Sales to our Latin American distributor decreased to $3.0 million, compared to $3.3 million in 2013, reflecting lower sales into Brazil, partially offset by an increase in sales into Mexico.

Insurance Risk Assessment Market

Sales to the insurance risk assessment market decreased 7% to $3.7 million in 2014 from $3.9 million in 2013, as a result of reduced demand in the domestic life insurance market, resulting from the adoption by some underwriters of a “Simplified Issue” policy, pursuant to which testing for risk factors is replaced by having applicants respond to a questionnaire about their behaviors.

Other revenues

Other revenues were $7.6 million in 2014 and represent the recognition of exclusivity revenues under our HCV co-promotion agreement with AbbVie. Other revenues in 2013 were $623,000 and represent royalties paid on domestic outsales of Merck’s OTC cryosurgical wart removal product, pursuant to a license and settlement agreement which expired in August 2013.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line, increased 17% to $23.8 million in 2014 from $20.4 million in 2013. Sales of Oragene® in the commercial market increased approximately 9% in 2014, primarily as a result of overall market growth and increased use of our Oragene® product in pharmacogenomics testing. Sales of Oragene® in the academic market increased 35% largely due to orders placed by two new international customers as well as higher sales to one of the Company’s larger existing academic customers. Sales to DNAG’s largest commercial customer decreased approximately $3.4 million in 2014. Sales to DNAG’s other customers grew 48% in the current year and substantially offset the lower sales to this large customer.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 63% in 2014 compared to 59% in 2013. This increase was largely due to the $7.6 million of other revenues associated with our AbbVie agreement, as well as a more favorable product mix driven largely by increased DNAG sales to higher margin customers.

Consolidated operating loss decreased by $7.4 million to $4.8 million in 2014, compared $12.2 million in 2013. The lower operating loss was primarily due to the higher licensing and product development revenues and lower HIV OTC sales and marketing expenses in 2014, partially offset by a $2.8 million reduction in contract termination payments received from Roche during 2014.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 60% in 2014 compared to 57% in 2013. OSUR’s 2014 margin was positively impacted by an increase in other revenues recorded during 2014.

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

Liquidity and Capital Resources

	December 31,
	2015	2014
	(In thousands)
Cash	$94,094	$92,867
Short-term investments	7,225	5,000
Working capital	111,480	104,752

Our cash and short-term investment balances increased to $101.3 million at December 31, 2015 from $97.9 million at December 31, 2014. Our working capital increased to $111.5 million at December 31, 2015 from $104.8 million at December 31, 2014.

During 2015, we generated $15.8 million in cash from our operating activities. Our net income of $8.2 million was increased by non-cash stock-based compensation expense of $6.0 million, depreciation and amortization expense of $5.7 million, and other non-cash charges of $605,000. A $2.3 million decrease in inventory balances largely associated with our OraQuick® HCV product also contributed to cash generated in 2015. Also contributing to cash provided by operations in 2015 was a net increase in deferred revenue of $1.7 million, which represents the receipt of cash payments from AbbVie reduced by the amounts ratably recognized in revenue during the period. Uses of cash in operating activities during 2015 included a $3.7 million increase in accounts receivable resulting from a higher level of product orders placed near the end of the year; a $2.6 million decrease in accounts payable largely associated with a decrease in expenses related to the AbbVie agreement; a $1.4 million increase in prepaid expenses and other assets largely associated with the new Canadian office lease and the buy-out of our royalty obligation under one of our license agreements; and a $992,000 decrease in accrued expenses and other liabilities largely associated with a decrease in our royalty obligations.

We used a net amount of $6.7 million in investing activities during 2015 to purchase $26.9 million in short-term investments and $3.7 million to acquire property and equipment. These payments were offset by proceeds received from the maturities of short-term investments of $23.9 million. During the year ending December 31, 2016, we expect to invest approximately $5.3 million in capital expenditures, primarily to purchase additional manufacturing equipment, upgrade certain older equipment and make improvements to our facilities.

Net cash used in financing activities was $5.7 million in 2015, which resulted from the use of $4.9 million to repurchase shares under our stock repurchase plan and $1.2 million for the repurchase of common stock for withholding taxes related to the vesting of restricted shares. These uses of cash were partially offset by $404,000 in proceeds received from the exercise of stock options.

Our current cash balance is expected to be sufficient to fund our current operating and capital needs through at least the next twelve months. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock repurchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2015 (in thousands) for future payments under contracts and other contingent commitments, for the year 2016 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases[1]	$2,488	$362	$355	$351	$334	$362	$724
Employment contracts[2]	1,957	1,957	—	—	—	—	—
Purchase obligations[3]	4,488	4,488	—	—	—	—	—
Minimum commitments under contracts[4]	1,292	500	500	292	—	—	—

Total contractual obligations	$10,225	$7,307	$855	$643	$334	$362	$724

[1]	Represents payments required under our operating leases. See Note 11 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 11 of the Notes to the consolidated financial statements included herein.
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

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising, discounts, rebates, and chargebacks. Some of these allowances are estimates established by management, based upon currently available information, and are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. It is recorded as other revenue in our statements of operations.

We record shipping and handling charges billed to our customers as product revenue and the related expense as cost of products sold. Taxes assessed by governmental authorities, such as sales or value-added taxes, are excluded from product revenues.

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie, to co-promote our OraQuick® HCV test in the United States. The product is used to test individuals at-risk for HCV. We are responsible for manufacturing and selling the product into all markets covered by this agreement.

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

Under the terms of this agreement, which runs through December 31, 2019, we are eligible to receive up to $75.0 million in aggregate payments. We are recognizing these payments ratably on a monthly basis over the term of the agreement. In addition, if certain performance-based milestones are achieved, we may be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3.5 million to $55.5 million annually over the term of the agreement. The first performance-based milestone period ended on December 31, 2015 and we did not achieve this milestone during this period. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Under certain circumstances, either party may terminate the agreement before its expiration and such a termination could occur as early as December 31, 2016. Amounts related to this agreement are recorded as other revenue in our statements of operations.

On June 12, 2015, we entered into a contract for up to $10.4 million in total funding from BARDA related to the development of our OraQuick® Ebola Rapid Antigen test. The three-year, multi-phased contract includes an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7.2 million in additional funding for our OraQuick® Ebola Rapid Antigen test. Amounts related to this contract are recorded as other revenue in our statement of operations as the activities are being performed and the related costs are incurred. During 2015, $1.8 million was recognized in connection with this contract.

Customer Sales Returns and Allowances. We do not grant product return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statement of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2015 and 2014, the reserve for sales returns and allowances was $310,000 and $437,000, respectively. While product returns have been within our expectations and the allowance provided, if actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $798,000 as of December 31, 2015. While credit losses have been within our expectations and the allowance provided, these losses can vary from period to period. Furthermore, there is no assurance that we will experience credit losses at the same rates as we have in the past. The current economic environment could adversely affect the operations, cash flows and financial condition of our customers. These circumstances may adversely impact the liquidity or financial position of our customers and could have a material impact on the collectability of our accounts receivable and future operating results.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2015 and 2014 includes customer prepayments of $784,000 and

$613,000, respectively. Deferred revenue as of December 31, 2015 and 2014 also includes $8.9 million and $7.4 million, respectively, from AbbVie, which represents the excess of the payments received from AbbVie over the amounts earned and recognized ratably in our consolidated statement of operations.

Inventories. Our inventories are valued at the lower of cost or market, determined on a first-in first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. During 2015, we wrote-off inventory which had a cost of $2.6 million. In 2014 and 2013, we wrote-off inventory which had a cost of $1.8 million and $1.3 million, respectively. These write-offs were a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

Long-Lived and Intangible Assets. Our long-lived assets are comprised of property and equipment, intangible assets and goodwill. Together, these assets had a net book value of $50.9 million, or 27% of our total assets, as of December 31, 2015. Property and equipment and intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of our assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of an asset or in our overall business strategy, significant negative industry or economic trends, and shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference.

We currently believe the future cash flows to be received from all remaining long-lived and intangible assets as of December 31, 2015 will exceed their book value. We did not recognize any impairment losses for the years ended December 31, 2015, 2014, or 2013. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

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

We performed our annual impairment assessment as of July 31, 2015 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Deferred Tax Assets and Liabilities. At December 31, 2015, we had federal Net Operating Loss (“NOL”) carryforwards of $63.0 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences were $39.4 million at December 31, 2015. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our deferred tax asset in the immediate future. Each year, we continue to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance as of December 31, 2015 and 2014 against our deferred tax assets associated with the operations subject to income tax in the U.S.

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

In connection with the DNAG acquisition in August 2011, a deferred tax liability was recorded to reflect the tax effects of basis differences of intangible assets and inventories for financial reporting and Canadian income tax purposes. For the year ended December 31, 2015 and 2014, we recorded Canadian income tax expense of $665,000 and $343,000, respectively. For the years ended December 31, 2013, we recorded a Canadian income tax benefit of $772,000 associated with certain Canadian research and development and investment tax credits and DNAG’s loss before income taxes in that year. The income tax benefit associated with DNAG was considered realizable based upon the scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

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

As of December 31, 2015, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.4% of our total revenues for the year ended December 31, 2015. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of their revenues are recorded in U.S. dollars, almost all of their operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets of $58.0 million CDN ($41.9 million USD), which are included in the Company’s consolidated balance sheet as of December 31, 2015. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would reduce our comprehensive income by $4.2 million, resulting in a comprehensive loss of $3.8 million.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2015 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

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

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2016

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions “Proposal No. 1. Election of Directors,” “Corporate Governance—Governance Guidelines and Code of Conduct,” “Corporate Governance – Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the information under the captions “Compensation Committee Matters,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Employment Agreements and Potential Payments Upon Termination or Change in Control,” and “Director Compensation” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to the securities ownership of certain beneficial owners and management, and equity compensation plan information, is incorporated by reference to the information under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the captions “Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the caption “Audit Committee Matters” in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Douglas A. Michels
Douglas A. Michels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Douglas A. Michels	President, Chief Executive Officer and Director
Douglas A. Michels	(Principal Executive Officer)

/s/ Ronald H. Spair	Chief Operating Officer, Chief Financial Officer and Director
Ronald H. Spair	(Principal Financial Officer)

/s/ Mark L. Kuna	Senior Vice President, Finance and Controller
Mark L. Kuna	(Principal Accounting Officer)

*MICHAEL CELANO	Director
Michael Celano

*RONNY B. LANCASTER	Director
Ronny B. Lancaster

*CHARLES W. PATRICK	Director
Charles W. Patrick

*ROGER L. PRINGLE	Director
Roger L. Pringle

*STEPHEN S. TANG	Director
Stephen S. Tang

*DOUGLAS G. WATSON	Director
Douglas G. Watson

*By:	/s/ Jack E. Jerrett
Jack E. Jerrett
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraSure Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2016

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$94,094	$92,867
Short-term investments	7,225	5,000
Accounts receivable, net of allowance for doubtful accounts of $798 and $533	19,265	16,138
Inventories	13,242	15,763
Prepaid expenses	1,533	1,140
Other current assets	1,355	306

Total current assets	136,714	131,214
PROPERTY AND EQUIPMENT, net	20,083	17,934
INTANGIBLE ASSETS, net	12,591	17,505
GOODWILL	18,250	21,734
OTHER ASSETS	1,683	1,246

	$189,321	$189,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,087	$7,148
Deferred revenue	9,735	8,043
Deferred income taxes	—	139
Accrued expenses	10,412	11,132

Total current liabilities	25,234	26,462

OTHER LIABILITIES	1,768	1,234

DEFERRED INCOME TAXES	2,883	3,236

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,705 and 56,187 shares issued and outstanding	—	—
Additional paid-in capital	345,253	344,894
Accumulated other comprehensive loss	(15,639)	(7,848)
Accumulated deficit	(170,178)	(178,345)

Total stockholders’ equity	159,436	158,701

	$189,321	$189,633

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2015	2014	2013
NET REVENUES:
Product	$104,458	$98,894	$98,317
Other	15,261	7,570	623

	119,719	106,464	98,940
COST OF PRODUCTS SOLD	39,426	39,840	40,351

Gross profit	80,293	66,624	58,589

OPERATING EXPENSES:
Research and development	11,654	12,058	10,932
Sales and marketing	35,088	41,118	46,465
General and administrative	25,493	23,750	21,654
Gain on contract termination settlement	—	(5,500)	(8,300)

	72,235	71,426	70,751

Operating income (loss)	8,058	(4,802)	(12,162)
OTHER INCOME	774	531	200

Income (loss) before income taxes	8,832	(4,271)	(11,962)
INCOME TAX EXPENSE (BENEFIT)	665	343	(772)

NET INCOME (LOSS)	$8,167	$(4,614)	$(11,190)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.14	$(0.08)	$(0.20)

DILUTED	$0.14	$(0.08)	$(0.20)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	56,397	55,949	55,555

DILUTED	56,846	55,949	55,555

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2015	2014	2013
NET INCOME (LOSS)	$8,167	$(4,614)	$(11,190)
OTHER COMPEHENSIVE LOSS
Currency translation adjustments	(7,791)	(4,051)	(3,131)

COMPREHENSIVE INCOME (LOSS)	$376	$(8,665)	$(14,321)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2013	55,281	$—	$333,522	$(666)	$(162,541)	$170,315
Common stock issued upon exercise of options	80	—	409	—	—	409
Vesting of restricted stock	395	—	—	—	—	—
Purchase and retirement of common shares	(124)	—	(829)	—	—	(829)
Compensation cost for restricted stock	—	—	2,878	—	—	2,878
Compensation cost for stock option grants	—	—	2,694	—	—	2,694
Net loss	—	—		—	(11,190)	(11,190)
Currency translation adjustments	—	—	—	(3,131)	—	(3,131)

Balance at December 31, 2013	55,632	—	338,674	(3,797)	(173,731)	161,146
Common stock issued upon exercise of options	249	—	1,115	—	—	1,115
Vesting of restricted stock	428	—	—	—	—	—
Purchase and retirement of common shares	(122)	—	(639)	—	—	(639)
Compensation cost for restricted stock	—	—	2,663	—	—	2,663
Compensation cost for stock option grants	—	—	3,081	—	—	3,081
Net loss	—	—	—	—	(4,614)	(4,614)
Currency translation adjustments	—	—	—	(4,051)	—	(4,051)

Balance at December 31, 2014	56,187	—	344,894	(7,848)	(178,345)	158,701
Common stock issued upon exercise of options	74	—	404	—	—	404
Vesting of restricted stock	354	—	—	—	—	—
Purchase and retirement of common shares	(910)	—	(6,090)	—	—	(6,090)
Compensation cost for restricted stock	—	—	2,642	—	—	2,642
Compensation cost for stock option grants	—	—	3,403	—	—	3,403
Net income	—	—	—	—	8,167	8,167
Currency translation adjustments	—	—	—	(7,791)	—	(7,791)

Balance at December 31, 2015	55,705	$—	$345,253	$(15,639)	$(170,178)	$159,436

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$8,167	$(4,614)	$(11,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,045	5,744	5,572
Depreciation and amortization	5,696	6,307	6,552
Deferred rent	110	—	—
Unrealized foreign currency (gain) loss	367	(305)	49
Loss on sale of fixed assets	80	—	—
Deferred income taxes	48	294	(772)
Changes in assets and liabilities
Accounts receivable	(3,739)	(3,381)	4,337
Inventories	2,348	(4,401)	1,268
Prepaid expenses and other assets	(1,415)	475	51
Accounts payable	(2,648)	2,194	1,510
Deferred revenue	1,706	6,943	(4,365)
Accrued expenses and other liabilities	(992)	(1,730)	5,373

Net cash provided by operating activities	15,773	7,526	8,385

INVESTING ACTIVITIES:
Purchases of short-term investments	(26,895)	(9,407)	—
Proceeds from maturities of short-term investments	23,934	4,432	—
Purchases of property and equipment	(3,744)	(3,005)	(2,462)

Net cash used in investing activities	(6,705)	(7,980)	(2,462)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	404	1,115	409
Repurchase of common stock	(6,090)	(639)	(829)

Net cash provided by (used in) financing activities	(5,686)	476	(420)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,155)	(346)	(200)
NET INCREASE (DECREASE) IN CASH	1,227	(324)	5,303
CASH, BEGINNING OF PERIOD	92,867	93,191	87,888

CASH, END OF PERIOD	$94,094	$92,867	$93,191

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1. THE COMPANY:

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, animal genetics, and microbiome markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiary, DNA Genotek Inc. (“DNAG”). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiary, unless otherwise indicated.

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

Supplemental Cash Flow Information

In 2015, 2014 and 2013, we paid income taxes of $719, $31 and $27, respectively.

In 2015, 2014 and 2013, we recorded through the consolidated statements of operations an increase in our allowance for doubtful accounts of $341, $253 and $18, respectively, and we had no material write-offs against the allowance for doubtful account in 2015, 2014, or 2013.

As of December 31, 2015 and 2014, we had accruals for purchases of property and equipment of $1,370 and $217, respectively. We had no accruals for purchases of property and equipment as of December 31, 2013.

Short-Term Investments

We consider all short-term investments to be available-for-sale securities. These securities are comprised of guaranteed investment certificates with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

Property and Equipment

Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations.

Intangible Assets

Intangible assets consist of a customer list, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years.

Goodwill

Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisition of DNAG in August 2011. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is necessary. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting unit with its aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values.

We performed our annual impairment assessment as of July 31, 2015 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of December 31, 2015, we believe no indicators of impairment exist.

Impairment of Long-Lived Assets

We assess the recoverability of the our long-lived assets, which include property and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets.

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

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising, discounts, rebates, and chargebacks. Some of these allowances are estimates established by management, based upon currently available information, and are adjusted to reflect known changes in the factors that impact those estimates. These allowances are recorded as a reduction of gross revenue when recognized in our statement of operations.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. It is recorded as other revenue in our statements of operations.

We record shipping and handling charges billed to our customers as product revenue and the related expense as cost of products sold. Taxes assessed by governmental authorities, such as sales or value-added taxes, are excluded from product revenues.

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. The product is used to test individuals at-risk for the hepatitis C virus. We are responsible for manufacturing and selling the product into all markets covered by this agreement.

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

Under the terms of this agreement, which runs through December 31, 2019, we are eligible to receive up to $75,000 in aggregate payments. We are recognizing these payments ratably on a monthly basis over the term of the agreement. In addition, if certain performance-based milestones are achieved, we may be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3,500 to $55,500 annually over the term of the agreement. The first performance-based milestone period ended on December 31, 2015 and we did not achieve this milestone during this period. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Under certain circumstances, either party may terminate the agreement before its expiration and such a termination could occur as early as December 31, 2016. Amounts related to this agreement are recorded as other revenue in our statements of operations.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from BARDA related to the development of our OraQuick® Ebola Rapid Antigen test. The three-year, multi-phased grant includes an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7,200 in additional funding for the development of our OraQuick® Ebola Rapid Antigen test. Amounts related to this grant are recorded as other revenue in our statement of operations as the activities are being performed and the related costs are incurred. During 2015, $1,783 was recognized in connection with this grant.

Customer Sales Returns and Allowances

We do not grant product return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statement of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2015 and 2014, the reserve for sales returns and allowances was $310 and $437, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2015 and 2014 includes customer prepayments of $784 and $613, respectively.

Deferred revenue as of December 31, 2015 and 2014 also includes $8,951 and $7,430, respectively, from AbbVie, which represents the excess of the payments received from AbbVie over the amounts earned and recognized ratably in our consolidated statement of operations.

Customer and Vendor Concentrations

We had no significant concentrations in accounts receivable as of December 31, 2015 and 2014. One of our customers accounted for approximately 12% of our net consolidated revenues for the year ended December 31, 2015. We had no significant concentrations in net consolidated revenues for the years ended December 31, 2014 or 2013.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2015, 2014, and 2013, we incurred $623, $6,910, and $17,142, respectively, in advertising expenses.

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

Income Taxes

We follow the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis of assets and liabilities, as well as operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates for the respective taxing jurisdiction that are expected to apply to taxable income in the years in which those temporary differences and operating loss and credit carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in the statement of operations in the period in which the change occurs. Net foreign exchange gains resulting from foreign currency transactions that are included in other income in our consolidated statement of operations were $1,005, $273, and $68 for the years ended December 31, 2105, 2014, and 2013, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted-average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options and unvested restricted stock, unless the impact is antidilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings (loss) per share are as follows:

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$8,167	$(4,614)	$(11,190)

Weighted average number of common shares outstanding:
Basic	56,397	55,949	55,555
Dilutive effect of stock options and restricted stock	449	—	—

Diluted	56,846	55,949	55,555

Earnings (loss) per share:
Basic	$0.14	$(0.08)	$(0.20)

Diluted	$0.14	$(0.08)	$(0.20)

For the years ended December 31, 2015, 2014, and 2013, outstanding common stock options and unvested restricted stock representing 4,756, 6,447, and 5,924 shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

Our accumulated other comprehensive loss for 2015, 2014, and 2013 consisted of foreign currency translation adjustments.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The negative $7,791, $4,051 and $3,131 currency translation adjustments recorded in 2015, 2014 and 2013, respectively, are largely the result of the translation of our Canadian operation’s financial statements into U.S. dollars.

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, the carrying values of cash, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

Included in cash and cash equivalents at December 31, 2015 and 2014, was $65,509 and $64,361 invested in a government money market fund. This fund has investments in government securities and is a Level I instrument.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2015 and 2014 was $1,324 and $1,234, respectively, and was calculated using the quoted market price of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

Our available-for-sale securities as of December 31, 2015 and 2014 consisted of guaranteed investment certificates with amortized cost and fair value of $7,225 and $5,000, respectively and are measured as Level 1 instruments.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses the first-in, first-out method for inventory measurement to report inventory cost at the lower of cost and net realizable value versus the current measurement principle of lower of cost or market. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that ASU 2015-11 may have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has chosen to early adopt ASU 2015-17 and the impact is presented in the consolidated financial statements and related disclosures as of December 31, 2015. Prior years were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities to begin recording assets and liabilities from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 may have on our consolidated financial statements and related disclosures.

3. INVENTORIES:

	December 31,
	2015	2014
Raw materials	$7,895	$8,539
Work in process	333	898
Finished goods	5,014	6,326

	$13,242	$15,763

4. PROPERTY AND EQUIPMENT:

	December 31,
	2015	2014
Land	$1,118	$1,118
Buildings and improvements	18,549	18,168
Machinery and equipment	21,263	20,768
Computer equipment and software	7,644	7,238
Furniture and fixtures	1,584	1,765
Construction in progress	2,938	293

	53,096	49,350
Less accumulated depreciation	(33,013)	(31,416)

	$20,083	$17,934

Depreciation expense was $2,992, $3,123, and $3,026 for 2015, 2014, and 2013, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2015	2014
Balance as of January 1	$21,734	$23,782
Decrease related to foreign currency translation	(3,484)	(2,048)

Balance as of December 31	$18,250	$21,734

Intangible assets consist of the following:

		December 31, 2015
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,051	$(3,818)	$5,233
Patents and product rights	10	5,400	(3,358)	2,042
Acquired technology	7	7,030	(4,172)	2,858
Tradename	15	3,469	(1,011)	2,458

		$24,950	$(12,359)	$12,591

		December 31, 2014
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$10,779	$(3,508)	$7,271
Patents and product rights	3-10	10,449	(7,957)	2,492
Acquired technology	7	8,372	(3,833)	4,539
Tradename	15	4,132	(929)	3,203

		$33,732	$(16,227)	$17,505

Patents and products rights are made up of the following:

	December 31,
	2015	2014
HIV-related	$900	$1,900
HCV-related	4,500	4,500
Lateral flow-related	—	1,500
Cryosurgery-related	—	2,549

	5,400	10,449
Less accumulated amortization	(3,358)	(7,957)

	$2,042	$2,492

Amortization expense for 2015, 2014, and 2013 was $2,704, $3,184, and $3,526, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2016	$2,704
2017	2,704
2018	2,701
2019	1,659
2020	1,451
Beyond	1,372

$12,591

6. ACCRUED EXPENSES:

	December 31,
	2015	2014
Payroll and related benefits	$6,311	$6,620
Professional fees	1,014	480
Royalties	819	2,285
Other	2,268	1,747

	$10,412	$11,132

7. INCOME TAXES:

Income (loss) before income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2015	2014 (1)	2013 (1)
United States	$5,302	$(6,156)	$(10,554)
Canada	3,530	1,885	(1,408)

	$8,832	$(4,271)	$(11,962)

(1)	Prior period amounts have been reclassified to conform to current year presentation.

The components of the income tax expense (benefit) are as follows:

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$—	$—	$—
State	—	—	—
Canada	617	49	—

	617	49	—

Deferred
Federal	1,511	(2,248)	(4,280)
State	311	(827)	(323)
Canada	48	294	(772)

	1,870	(2,781)	(5,375)
Increase (decrease) in valuation allowance	(1,822)	3,075	4,603

	48	294	(772)

Total income tax expense (benefit)	$665	$343	$(772)

For the years ended December 31, 2015 and 2014, we recorded foreign tax expense of $665 and $343, respectively. For the year ended December 31, 2013, we recorded foreign tax benefits of $772 associated with certain Canadian research and development and investment tax credits. The income tax benefit associated with DNAG was considered realizable based upon the estimated scheduled reversal of the deferred tax liabilities recorded in connection with the acquisition of DNAG.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014 (1)	2013 (1)
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Tax effect of Canadian items	(13.1)	28.0	9.0
State income taxes, net of federal benefit	1.5	13.5	2.8
Nondeductible expenses and other	5.7	(11.5)	(0.9)
Change in valuation allowance, federal and state	(20.6)	(72.0)	(38.4)

Effective tax rate	7.5%	(8.0)%	6.5%

(1)	Prior period amounts have been reclassified to conform to current year presentation.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$21,985	$28,547
Inventories	1,725	1,758
Capitalized research and development costs	4,803	4,528
Accruals and reserves currently not deductible	5,782	2,528
Acquired intangible assets	(2,725)	(3,978)
Depreciation and amortization	(367)	(485)
Stock-based compensation	6,371	5,369
Investment tax credit carryforward	(92)	597
Research and development tax credit carryforward	1,885	1,833

Net deferred tax asset	39,367	40,697
Valuation allowance	(42,250)	(44,072)

Net deferred tax liability	$(2,883)	$(3,375)

In assessing the realizability of our net deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2015 and 2014 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the years ended December 31, 2015, 2014, or 2013. The valuation allowance decreased by $1,822 in 2015 due to the use of net operating losses to offset U.S. taxable income.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2018 - 2019	$5,370
2020 - 2024	16,398
2025 - 2031	14,540
2032 - 2034	26,654

$62,962

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

As of December 31, 2015, our gross unrecognized tax benefits totaled $2,088, and based upon the valuation allowance for our U.S. operations the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2015, 2014 and 2013. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended September 30, 1998 through December 31, 2015.

A reconciliation of our unrecognized tax benefits is as follows:

	2015	2014	2013
Balance as of January 1	$2,073	$2,051	$2,011
Additions for tax positions of prior periods	22	25	40
Reductions for tax positions of prior periods	(7)	(3)	—

Balance as of December 31	$2,088	$2,073	$2,051

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

As of December 31, 2015, 3,696 shares were available for future grants under the Stock Plan.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2015	2014	2013
Risk-free interest rate(1)	1.49%	2.13%	1.47%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	51%	50%	51%
Expected life of stock options (in years)(2)	7	7	7

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $4.86, $3.03 and $3.58, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2015	2014	2013
Total compensation cost during the year	$3,403	$3,081	$2,694
Amounts capitalized into inventory during the year	(153)	(148)	(128)
Amounts recognized in cost of products sold for amounts previously capitalized	153	128	99

Amounts charged against income	$3,403	$3,061	$2,665

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $329, $901, and $125, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2013	4,644	$7.64
Granted	984	6.94
Exercised	(80)	5.07
Expired	(82)	7.59
Forfeited	(195)	7.87

Outstanding on December 31, 2013	5,271	7.54
Granted	1,202	5.77
Exercised	(249)	5.09
Expired	(388)	8.38
Forfeited	(96)	7.43

Outstanding on December 31, 2014	5,740	7.22
Granted	773	9.28
Exercised	(74)	5.46
Expired	(163)	8.55
Forfeited	(60)	8.07

Outstanding on December 31, 2015	6,216	$7.46	6.0	$2,405

Vested or expected to vest as of December 31, 2015	6,179	$7.45	5.9	$2,397

Exercisable on December 31, 2015	4,562	$7.40	5.1	$1,914

As of December 31, 2015, there was $5,519 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.4 years.

Net cash proceeds from the exercise of stock options were $404, $1,115 and $409 for the years ended December 31, 2015, 2014, and 2013, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2015:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.55 - $5.19	709	6.9	$4.47	709	$4.47
$5.47	5	9.7	5.47	—	—
$5.71	1,119	8.1	5.71	518	5.71
$5.72 - $6.37	216	6.2	5.96	172	5.96
$6.63	670	4.9	6.63	670	6.63
$6.67 - $6.99	29	8.0	6.93	13	6.92
$7.05	753	7.0	7.05	537	7.05
$7.33 - $8.28	844	2.4	8.02	832	8.03
$8.33 - $9.30	178	1.5	8.91	178	8.91
$9.31 - $12.14	1,693	6.3	10.14	933	10.76

	6,216	6.0	$7.46	4,562	$7.40

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Compensation Committee of our Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,642, $2,663 and $2,878 related to restricted shares was recognized during the years ended December 31, 2015, 2014, and 2013, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2013	670	$8.19
Granted	438	6.30
Vested	(395)	7.81
Forfeited	(60)	8.27

Issued and unvested, December 31, 2013	653	7.15
Granted	506	5.82
Vested	(428)	6.65
Forfeited	(24)	7.38

Issued and unvested, December 31, 2014	707	6.50
Granted	362	8.25
Vested	(354)	6.94
Forfeited	(18)	8.01

Issued and unvested, December 31, 2015	697	$7.14

Issued and expected to vest, December 31, 2015	697	$7.14

As of December 31, 2015, there was $2,700 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.

In connection with the vesting of restricted shares and exercise of stock options during the years ended December 31, 2015, 2014 and 2013, we purchased and immediately retired 133, 122 and 124 shares with aggregate values of $1,164, $639 and $829, respectively, in satisfaction of minimum tax withholding and exercise obligations.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. During the year ended December 31, 2015, we purchased and retired 777 shares of common stock at an average price of $6.34 per share for a total cost of $4,926. No shares were purchased and retired in 2014 or 2013.

9. TERMINATION SETTLEMENT:

On November 21, 2013, we terminated our assay collaboration agreement with Roche Diagnostics (“Roche”). Pursuant to this termination agreement, Roche paid us $8,300, which was recorded as a reduction of operating expense on our consolidated statement of operations for the quarter ended December 31, 2013. Roche agreed to provide certain transitional product support services to us and to supply certain of the assays developed under the collaboration on a transitional basis for up to five years following the termination. We had the right to stop the supply of assays prior to the end of this five-year period and to receive an additional payment from Roche of up to $5,500 depending on how early in that five-year period the supply obligation was ended. During the second quarter of 2014, we issued our final purchase order for fully-automated assays previously developed under the terminated collaboration and as such, recorded $5,500 as a reduction of operating expense in our consolidated statement of operations.

10. BUSINESS SEGMENT INFORMATION:

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices and medical devices; and our molecular collection systems or “DNAG” business, which primarily consists of the manufacture, development and sale of oral fluid collection devices that are used to collect, stabilize and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet. OSUR also derives other revenues, including exclusivity payments for co-promotion rights and other licensing and product development activities. DNAG revenues result primarily from products sold into the commercial market which consists of customers engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, animal and livestock genetic testing, and microbiome testing. DNAG products are also sold into the academic research market, which consists of research laboratories, universities and hospitals.

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

The following table summarizes operating segment information for the years ended December 31, 2015, 2014, and 2013, and asset information as of December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	2013
Net revenues:
OSUR	$89,795	$82,686	$78,559
DNAG	29,924	23,778	20,381

Total	$119,719	$106,464	$98,940

Operating income (loss):
OSUR	$3,558	$(8,324)	$(12,849)
DNAG	4,500	3,522	687

Total	$8,058	$(4,802)	$(12,162)

Depreciation and amortization:
OSUR	$3,015	$3,254	$3,225
DNAG	2,681	3,053	3,327

Total	$5,696	$6,307	$6,552

Capital expenditures:
OSUR	$1,645	$2,170	$1,687
DNAG	2,099	835	775

Total	$3,744	$3,005	$2,462

	December 31,
	2015	2014
Total assets:
OSUR	$137,082	$136,542
DNAG	52,239	53,091

Total	$189,321	$189,633

Our products are sold principally in the United States and Europe.

The following table represents total net revenues by geographic area, based on the location of the customer:

	Years Ended December 31,
	2015	2014	2013
United States	$96,522	$82,256	$77,194
Europe	13,535	13,913	11,081
Other regions	9,662	10,295	10,665

	$119,719	$106,464	$98,940

The following table represents total long-lived assets by geographic area:

	December 31,
	2015	2014
United States	$15,660	$16,570
Canada	4,415	1,353
Other regions	8	11

	$20,083	$17,934

11. COMMITMENTS AND CONTINGENCIES:

Sublicense Agreement

In June 2004, we entered into a sublicense agreement with a third party pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. Under the terms of this sublicense agreement, we are obligated to pay royalties based on a percentage of our net sales of certain products, which incorporate the technology covered by the licensed patents. Royalties are expensed as an element of cost of goods sold. Future minimum payments under this agreement are as follows:

2016	$500
2017	500
2018	292

$1,292

Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and domestic warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2016	$362
2017	355
2018	351
2019	334
2020	362
Thereafter	724

$2,488

Rent expense for 2015, 2014 and 2013 was $731, $648, and $600, respectively.

Purchase Commitments

As of December 31, 2015, we had outstanding non-cancelable purchase commitments of $4,488 related to inventory, capital expenditures, and other goods or services.

Employment Agreements

Under terms of employment agreements with certain executive officers, which extend through 2016, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $1,957 in 2016.

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

12. RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. We contributed $587, $565, and $553 to the 401(k) Plan, net of forfeitures, in 2015, 2014, and 2013, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2015 and 2014, the value of the assets associated with this plan was $1,324 and $1,234, respectively, and is included in other assets in our consolidated balance sheet. Our obligation related to the deferred compensation plan is included in other liabilities in our consolidated balance sheet. As of December 31, 2015 and 2014, our total obligation under this plan was $1,324 and $1,234, respectively.

Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2 per year. We contributed $134, $136, and $126 to the RRSP in 2015, 2014, and 2013, respectively.

13. QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2015 and 2014. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2015 Results
	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenues	$27,088	$30,388	$29,861	$32,382
Costs and expenses	27,379	27,667	28,325	28,290

Operating income (loss)	(291)	2,721	1,536	4,092
Other income (expense), net	409	(95)	81	379

Income before income taxes	118	2,626	1,617	4,471
Income tax expense (benefit)	5	658	147	(145)

Net income	$113	$1,968	$1,470	$4,616

Earnings per share
Basic	$0.00	$0.03	$0.03	$0.08

Diluted	$0.00	$0.03	$0.03	$0.08

	2014 Results
	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenues	$23,537	$26,401	$27,845	$28,681
Costs and expenses	29,155	23,904 (1)	26,963	31,244

Operating income (loss)	(5,618)	2,497	882	(2,563)
Other income (expense), net	118	(142)	268	287

Income (loss) before income taxes	(5,500)	2,355	1,150	(2,276)
Income tax expense (benefit)	131	(174)	10	376

Net income (loss)	$(5,631)	$2,529	$1,140	$(2,652)

Earnings (loss) per share
Basic	$(0.10)	$0.05	$0.02	$(0.05)

Diluted	$(0.10)	$0.04	$0.02	$(0.05)

(1)	Includes a $5,500 gain from the termination of the Company’s oral fluid assay collaboration with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

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

10.1

Form of Indemnification Agreement (and list of parties to such agreement) is incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed August 30, 2000.*

10.2

Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3

Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4

Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5

Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Douglas A. Michels is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 31, 2015.*

10.6

Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.7

Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.8

Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.9

Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Ronald H. Spair is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 31, 2015.*

10.10

Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.11

Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.12

Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

Exhibit Number	Exhibit

10.13

Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Jack E. Jerrett is incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 31, 2015.*

10.14

Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.15

Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.16

Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17

Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Mark L. Kuna is incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 31, 2015.*

10.18

Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.19

Description of Non-Employee Director Compensation Policy, as amended as of November 14, 2011, is incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

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

10.23

Amendment No. 1 to the OraSure Technologies, Inc. Stock Award Plan, effective May 22, 2014 is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10.24	Form of Restricted Share Award Agreement (Executive Officers—Employment Agreements).*

10.25	Form of Restricted Unit Award Agreement (Executive Officers—Employment Agreements). *

10.26	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.27

Nonqualified Stock Option Award General Terms and Conditions (Executive Officers) is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.28

Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

Exhibit Number	Exhibit

10.29	Description of the OraSure Technologies, Inc. 2015 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 14, 2015.*

10.30	Description of the OraSure Technologies, Inc. 2016 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 19, 2016.*

10.31	Description of Long-Term Incentive Plan, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed April 16, 2013.*

10.32	Description of Amended Long-Term Incentive Policy is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 14, 2015.*

10.33

Description of long-term incentive awards to Named Executive Officers for 2015 performance is incorporated by reference to section 5.02 to the Company’s Current Report on Form 8-K filed on February 3, 2016.*

10.34	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.35	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.36

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