Form 10-Q
period 2016-03-31
ORASURE TECHNOLOGIES INC
filed 2016-05-10
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of May 6, 2016: 55,483,238 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$94,558	$94,094
Short-term investments	7,689	7,225
Accounts receivable, net of allowance for doubtful accounts of $972 and $798	16,734	19,265
Inventories	12,325	13,242
Prepaid expenses	2,071	1,533
Other current assets	958	1,355

Total current assets	134,335	136,714

PROPERTY AND EQUIPMENT, net	20,204	20,083

INTANGIBLE ASSETS, net	12,616	12,591

GOODWILL	19,422	18,250

OTHER ASSETS	1,902	1,683

	$188,479	$189,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,287	$5,087
Deferred revenue	7,236	9,735
Accrued expenses	7,821	10,412

Total current liabilities	20,344	25,234

OTHER LIABILITIES	2,070	1,768

DEFERRED INCOME TAXES	3,050	2,883

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,482 and 55,705 shares issued and outstanding	—	—
Additional paid-in capital	343,519	345,253
Accumulated other comprehensive loss	(12,772)	(15,639)
Accumulated deficit	(167,732)	(170,178)

Total stockholders’ equity	163,015	159,436

	$188,479	$189,321

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
NET REVENUES:
Product	$25,245	$23,765
Other	3,844	3,323

	29,089	27,088

COST OF PRODUCTS SOLD	8,776	10,090

Gross profit	20,313	16,998

OPERATING EXPENSES:
Research and development	2,366	3,440
Sales and marketing	8,706	7,884
General and administrative	6,542	5,965

	17,614	17,289

Operating income (loss)	2,699	(291)

OTHER INCOME (EXPENSE)	(192)	409

Income before income taxes	2,507	118

INCOME TAX EXPENSE	61	5

NET INCOME	$2,446	$113

EARNINGS PER SHARE:
BASIC	$0.04	$0.00

DILUTED	$0.04	$0.00

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	55,451	56,343

DILUTED	56,079	57,173

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$2,446	$113
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	2,867	(3,811)

COMPREHENSIVE INCOME (LOSS)	$5,313	$(3,698)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,446	$113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,452	1,475
Depreciation and amortization	1,354	1,409
Amortization of lease incentives	(19)	—
Unrealized foreign currency loss (gain)	141	(71)
Deferred income taxes	(18)	5
Changes in assets and liabilities
Accounts receivable	2,489	(552)
Inventories	990	57
Prepaid expenses and other assets	26	(290)
Accounts payable	758	(2,062)
Deferred revenue	(2,504)	(2,542)
Accrued expenses and other liabilities	(2,371)	(4,133)

Net cash provided by (used in) operating activities	4,744	(6,591)

INVESTING ACTIVITIES:
Purchases of short-term investments	(7,689)	(3,961)
Proceeds from maturities of short-term investments	7,689	5,000
Purchases of property and equipment	(1,593)	(437)

Net cash provided by (used in) investing activities	(1,593)	602

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	121
Repurchase of common stock	(3,187)	(772)

Net cash used in financing activities	(3,187)	(651)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	500	(680)
NET INCREASE (DECREASE) IN CASH	464	(7,320)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94,094	92,867

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,558	$85,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$84	$81

Noncash investing activities (accrued property and equipment purchases)	$444	$59

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomic, personalized medicine, microbiome and animal genetic markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations expected for the full year.

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

Our available-for-sale securities as of March 31, 2016 and December 31, 2015 consisted of guaranteed investment certificates with amortized cost and fair value of $7,689 and $7,225, respectively.

Fair Value of Financial Instruments. As of March 31, 2016 and December 31, 2015, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

Included in cash and cash equivalents at March 31, 2016 and December 31, 2015, was $66,892 and $65,509 invested in a government money market fund. This fund has investments in government securities and is a Level 1 instrument.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of March 31, 2016 and December 31, 2015 was $1,625 and $1,324, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

All of our available-for-sale securities are measured as Level 1 instruments as of March 31, 2016 and December 31, 2015.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	March 31, 2016	December 31, 2015
Raw materials	$6,244	$7,895
Work in process	971	333
Finished goods	5,110	5,014

	$12,325	$13,242

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations. Accumulated depreciation of property and equipment as of March 31, 2016 and December 31, 2015 was $33,701 and $33,013, respectively.

Intangible Assets. Intangible assets consist of the following:

		March 31, 2016
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,633	$(4,292)	$5,341
Patents and product rights	10	5,400	(3,471)	1,929
Acquired technology	7	7,482	(4,691)	2,791
Tradename	15	3,692	(1,137)	2,555

		$26,207	$(13,591)	$12,616

		December 31, 2015
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,051	$(3,818)	$5,233
Patents and product rights	10	5,400	(3,358)	2,042
Acquired technology	7	7,030	(4,172)	2,858
Tradename	15	3,469	(1,011)	2,458

		$24,950	$(12,359)	$12,591

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

We performed our last annual impairment assessment as of July 31, 2015 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of March 31, 2016, we believe no indicators of impairment exist.

The change in goodwill from $18,250 as of December 31, 2015 to $19,422 as of March 31, 2016 is a result of foreign currency translation.

Revenue Recognition. We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. Other than for sales of our OraQuick® In-Home HIV test to the retail trade, we do not grant price protection or product return rights to our customers except for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

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

Under the terms of this agreement, which runs through December 31, 2019, we are eligible to receive up to $75,000 in aggregate payments. We are recognizing this revenue ratably on a monthly basis over the term of the agreement. During the first quarter of 2016, $3,362 in exclusivity revenue was recognized. In addition, if certain performance-based milestones are achieved, we may be eligible to receive additional milestone payments. These payments would be based upon the aggregate number of new patients enrolled in the patient care database, in a given calendar year, after exceeding a baseline threshold, and could range from $3,500 to $55,500 annually over the term of the agreement. The first performance-based milestone period ended on December 31, 2015 and we did not achieve the milestone for that period. The agreement also contains certain termination, indemnification and other provisions, typical of agreements of this type. Under certain circumstances, either party may terminate the agreement before its expiration and such a termination could occur as early as December 31, 2016. Amounts related to this agreement are recorded as other revenue in our statements of operations.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from the U.S. Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to the development of our OraQuick® Ebola Rapid Antigen test. The three-year, multi-phased grant includes an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7,200 in additional funding for the development of our OraQuick® Ebola Rapid Antigen test. Amounts related to this grant are recorded as other revenue in our statement of operations as the activities are being performed and the related costs are incurred. During the first quarter of 2016, $482 was recognized in connection with this grant.

Customer Sales Returns and Allowances. We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of operations. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of March 31, 2016 and December 31, 2015, the reserve for sales returns and allowances was $329 and $310, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of March 31, 2016 and December 31, 2015 includes customer prepayments of $1,647 and $784, respectively. Deferred revenue as of March 31, 2016 and December 31, 2015 also includes $5,589 and $8,951, respectively, from AbbVie, which represents the excess of the payments received from AbbVie over the amounts earned and recognized ratably in our consolidated statement of operations.

Customer and Vendor Concentrations. One of our customers accounted for approximately 10% of our accounts receivable as of March 31, 2016. We had no significant concentrations in accounts receivable as of December 31, 2015. Another customer accounted for approximately 12% of our net revenues for the three months ended March 31, 2016 and 2015.

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

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options and unvested restricted stock, unless the impact is antidilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings per share are as follows:

	Three Months
	Ended March 31,
	2016	2015
Net income	$2,446	$113

Weighted average shares of common stock outstanding:
Basic	55,451	56,343
Dilutive effect of stock options and restricted stock	628	830

Diluted	56,079	57,173

Earnings per share:
Basic	$0.04	$0.00

Diluted	$0.04	$0.00

For the three-month periods ended March 31, 2016 and 2015, outstanding common stock options and unvested restricted stock representing 4,843 and 2,702 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in statement of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income (expense) in our consolidated statement of operations were $(346) and $588 for the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Loss. We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $2,867 and $(3,811) currency translation adjustments recorded in the first three months of 2016 and 2015, respectively, are largely the result of the translation of our Canadian operation’s balance sheets into U.S. dollars.

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

In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company is required to adopt this new authoritative guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

3.	Accrued Expenses

	March 31, 2016	December 31, 2015
Payroll and related benefits	$3,386	$6,311
Professional Fees	1,639	1,014
Royalties	719	819
Other	2,077	2,268

	$7,821	$10,412

4.	Stockholders’ Equity

Stock-Based Awards

We grant stock-based awards under the OraSure Technologies, Inc. Stock Award Plan, as amended and restated (the “Stock Plan”). The Stock Plan permits stock-based awards to employees, outside directors and consultants or other third-party advisors. Awards which may be granted under the Stock Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. We recognize compensation expense for stock option and restricted stock awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options or vesting of restricted stock and performance awards, we issue new shares rather than purchase shares on the open market.

Commencing in 2016, we have granted to certain executives performance-based restricted stock units (“PSUs”). Vesting of these PSUs is dependent upon our achievement of a performance-based metric during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also remain in our service for three years, commencing with the grant date. Performance during the one-year period will be based on a one-year earnings per share target. Upon achievement of the one-year target, the PSUs will then vest three years from grant date. Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. Upon achievement of the three-year target, the corresponding PSUs will vest in full. PSUs are converted into shares of our common stock once vested. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Total compensation cost related to stock options for the three months ended March 31, 2016 and 2015 was $733 and $822, respectively. Net cash proceeds from the exercise of stock options were $0 and $121 for the three months ended March 31, 2016 and 2015, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

The following table summarizes the stock option activity for the first three months ended March, 31, 2016:

Options
Outstanding on January 1, 2016	6,216
Granted	297
Exercised	—
Expired	(292)
Forfeited	(7)

Outstanding on March 31, 2016	6,214

Compensation cost of $719 and $653 related to restricted shares was recognized during the three months ended March 31, 2016 and 2015, respectively. In connection with the vesting of restricted shares and exercise of stock options during the three months ended March 31, 2016 and 2015, we purchased and immediately retired 98 and 112 shares with aggregate values of $527 and $772, respectively, in satisfaction of minimum tax withholding and exercise obligations.

The following table summarizes restricted stock award activity for the three months ended March, 31, 2016:

Shares
Issued and unvested, January 1, 2016	697
Granted	525
Vested	(298)
Forfeited	(2)

Issued and unvested, March 31, 2016	922

During the three months ended March 31, 2016, we granted 417 PSUs. No compensation cost related to the PSUs was recognized during the three months ended March 31, 2016.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. During the three months ended March 31, 2016, we purchased and retired 423 shares of common stock at an average price of $6.29 per share for a total cost of $2,660. No shares were purchased and retired during the three months ended March 31, 2015, under this share repurchase program.

5.	Income Taxes

During the three months ended March 31, 2016 and 2015, we recorded foreign tax expense of $61 and $5, respectively. Foreign taxes during the three months ended March 31, 2016 includes $(18) of deferred tax benefits and $79 of current tax expense associated with amounts payable for provincial taxes. Foreign taxes during the three months ended March 31, 2015 includes $5 of deferred tax expense.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of March 31, 2016 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate as of both March 31, 2016 and December 31, 2015 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state income tax benefit was recorded for the three months ended March 31, 2016 and 2015.

6.	Commitments and Contingencies

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

We organized our operating segments according to the nature of the products included in those segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). We evaluate performance of our operating segments based on revenue and operating income (loss). We do not allocate interest income, interest expense, other income, other expenses or income taxes to our operating segments. Reportable segments have no inter-segment revenues and inter-segment expenses have been eliminated.

The following table summarizes operating segment information for the three months ended March 31, 2016 and 2015, and asset information as of March 31, 2016 and December 31, 2015:

	Three Months Ended March 31,
	2016	2015
Net revenues:
OSUR	$22,199	$20,371
DNAG	6,890	6,717

Total	$29,089	$27,088

Operating income (loss):
OSUR	$1,608	$(1,521)
DNAG	1,091	1,230

Total	$2,699	$(291)

Depreciation and amortization:
OSUR	$639	$726
DNAG	715	683

Total	$1,354	$1,409

Capital expenditures:
OSUR	$447	$76
DNAG	1,146	361

Total	$1,593	$437

	March 31, 2016	December 31, 2015
Total assets:
OSUR	$133,785	$137,082
DNAG	54,694	52,239

Total	$188,479	$189,321

Our products are sold principally in the United States and Europe.

The following table represents total revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2016	2015
United States	$22,170	$20,416
Europe	3,879	4,374
Other regions	3,040	2,298

	$29,089	$27,088

The following table represents total long-lived assets by geographic area:

	March 31, 2016	December 31, 2015
United States	$15,601	$15,660
Canada	4,594	4,415
Other regions	9	8

	$20,204	$20,083

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/loss per share, net income (loss), expenses, cash flow or other financial performance or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through our internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the FDA or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under various arrangements; ability to achieve financial and performance objectives under the HCV co-promotion agreement with AbbVie; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; impact of replacing distributors; inventory levels at distributors and other customers; ability of DNA Genotek to achieve its financial and strategic objectives and continue to increase its revenues; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of negative economic conditions, high unemployment and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance or other factors, including changes in Centers for Disease Control and Prevention (“CDC”) or other testing guidelines, algorithms or other recommendations; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of OraSure’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Overview

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell oral fluid collection devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomic, personalized medicine, microbiome and animal genetic markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

Current Consolidated Financial Results

During the three months ended March 31, 2016, our consolidated net revenues were $29.1 million, compared to $27.1 million for the three months ended March 31, 2015. Net product revenues during the three months ended March 31, 2016 increased 6% when compared to the first three months of 2015, primarily due to higher sales of our cryosurgical systems, OraQuick® HCV and molecular collection systems products. Other revenues for the first three months of 2016 were $3.8 million, of which $3.3 million represents the ratable recognition of payments for exclusive co-promotion rights and certain services provided under our HCV co-promotion agreement with AbbVie, and $482,000 represents revenue recognized in connection with the Ebola-related funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”).

Our consolidated net income for the three months ended March 31, 2016 was $2.4 million, or $0.04 per share on a fully-diluted basis, compared to consolidated net income of $113,000, or $0.00 per share, for the three months ended March 31, 2015.

Cash provided by operating activities for the three months ended March 31, 2016 was $4.7 million, compared to $6.6 million used in operating activities during the three months ended March 31, 2015. As of March 31, 2016, we had $102.2 million in cash and cash equivalents and short-term investments compared to $101.3 million at December 31, 2015.

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

Results of Operations

Three months ended March 31, 2016 compared to March 31, 2015

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
				Percentage of Total
	Dollars			Net Revenues
			%
	2016	2015	Change	2016	2015
OSUR	$18,355	$17,048	8%	63%	63%
DNAG	6,890	6,717	3	24	25

Net product revenues	25,245	23,765	6	87	88
Other	3,844	3,323	16	13	12

Net revenues	$29,089	$27,088	7%	100%	100%

Consolidated net product revenues increased 6% to $25.2 million in the first quarter of 2016 from $23.8 million in the comparable period of 2015. Higher sales of our cryosurgical systems, OraQuick® HCV and molecular collection systems products in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were partially offset by lower sales of our professional OraQuick® HIV products and the absence of sales of our OraQuick® Ebola Rapid Antigen test. Other revenues in the first quarter of 2016 were $3.8 million and include $3.3 million in exclusivity payments received under our HCV co-promotion agreement with AbbVie and $482,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the first quarter of 2015 were $3.3 million and represent the recognition of exclusivity payments from AbbVie.

Consolidated net revenues derived from products sold to customers outside of the United States were $6.9 million and $6.7 million, or 24% and 25% of total net revenues, in the first quarters of 2016 and 2015, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment.

	Three Months Ended March 31,
				Percentage of Total
	Dollars			Net Revenues
Market	2016	2015	% Change	2016	2015
Infectious disease testing	$11,368	$11,495	(1)%	51%	57%
Risk assessment testing	3,105	3,008	3	14	14
Cryosurgical systems	3,882	2,545	53	18	13

Net product revenues	18,355	17,048	8	83	84
Other	3,844	3,323	16	17	16

Net revenues	$22,199	$20,371	9%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased slightly to $11.4 million in the first quarter of 2016 from $11.5 million in the first quarter of 2015. Increased sales of our OraQuick® HCV tests were partially offset by lower sales of our professional OraQuick® HIV product. First quarter 2015 revenues included $364,000 in sales of our OraQuick® Ebola Rapid Antigen test to the CDC for field testing in Africa. There were no similar sales of this product in the first quarter of 2016.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the first quarters of 2016 and 2015.

	Three Months Ended March 31,
Market	2016	2015	% Change
Domestic HIV	$5,703	$6,007	(5)%
International HIV	854	948	(10)
Domestic OTC HIV	1,523	1,561	(2)

Net HIV revenues	8,080	8,516	(5)

Domestic HCV	1,900	1,197	59
International HCV	1,001	972	3

Net HCV revenues	2,901	2,169	34

Net OraQuick® HIV and HCV product revenues	$10,981	$10,685	3%

Domestic OraQuick® HIV sales decreased 5% to $5.7 million for the three months ended March 31, 2016 from $6.0 million for the three months ended March 31, 2015. This decrease was primarily the result of the continued loss of sales to competing 4th generation automated HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC, or to point-of-care HIV tests perceived to be more sensitive. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s testing guidelines, changes in government funding, and continued product and price competition. International sales of our OraQuick® HIV test during the first quarter of 2016 decreased 10% to $854,000 from $948,000. This decrease reflects lower sales into Africa as a result of customer ordering patterns, pricing pressures, and the variability of project-based business in that region, partially offset by the initial shipment of product in support of an HIV self-testing program in Africa and higher sales in Europe as a result of the addition of a new distributor in Russia.

Sales of our OraQuick® In-Home HIV test decreased slightly to $1.5 million in the first quarter of 2016 from $1.6 million in the first quarter of 2015 largely due to a decline in sales to certain public health customers, partially offset by the benefit of a price increase implemented in August 2015.

Domestic OraQuick® HCV sales increased 59% to $1.9 million in the first quarter of 2016 from $1.2 million in the first quarter of 2015, primarily due to the expansion of existing HCV testing programs and the addition of new programs in the public health market. International OraQuick® HCV sales increased 3% to $1.0 million in the first quarter of 2016 from $972,000 in the first quarter of 2015, largely due to the expansion of our business in Asia partially offset by lower sales to a multi-national humanitarian organization as a result of the timing of the orders placed. Sales to this organization can be variable, are influenced by its worldwide field activities, and therefore are difficult to predict.

We believe our OraQuick® HCV product represents an opportunity for future sales growth given the FDA approval of several new drug therapies for treating HCV. However, demand for our HCV product, particularly in the public health marketplace, may be somewhat tempered by the limited availability of government funding allocated to HCV testing efforts and the time and effort required to build awareness and demand for rapid HCV testing. Sales to physicians can also be adversely affected by the level of reimbursement available from insurance providers and competition from laboratory-based HCV tests. The intensely competitive market for new HCV therapies and the decisions by insurance providers and payors to grant preferred or exclusive formulary status to one HCV therapy over another have adversely affected our initiatives under the HCV co-promotion agreement with AbbVie. These and other factors could limit the future growth of our HCV business.

International orders for both our HIV and HCV products can be sporadic in nature and are often predicated upon the availability of governmental funding, the impact of competition and other factors. As such, there is no assurance that such sales will continue at the same levels in future periods.

Risk Assessment Market

Commencing in 2016 we have combined the former substance abuse testing market and insurance risk assessment market categories under a single category referred to as the “risk assessment market.” We combined revenues for these markets because they are similar in nature and testing modalities. Revenues for 2015 have been combined in a similar manner for presentation purposes.

Sales to the risk assessment market increased 3% to $3.1 million in the first quarter of 2016 from $3.0 million in the first quarter of 2015, primarily as a result of higher sales of our Intercept® drug testing system, partially offset by a decline in sales of our OraSure® oral fluid collection device into the domestic life insurance market. Domestic Intercept® sales for the first quarter of 2016 increased to $1.8 million compared to $1.5 million for the first quarter of 2015, largely due to improved domestic employment conditions and the recovery of customers previously lost to competition.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) increased 53% to $3.9 million in the first quarter of 2016 compared to $2.5 million in the same period of the prior year.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the first quarters of 2016 and 2015.

	Three Months Ended March 31,
Market	2016	2015	% Change
Domestic professional	$1,554	$661	135%
International professional	235	357	(34)
Domestic OTC	378	55	587
International OTC	1,715	1,472	17

Net cryosurgical systems revenues	$3,882	$2,545	53%

Sales of our Histofreezer® product to physicians’ offices in the United States increased to $1.6 million in the first quarter of 2016 from $661,000 in the first quarter of 2015, primarily due to distributor ordering patterns. International sales of Histofreezer® decreased to $235,000 in the first quarter of 2016, compared to $357,000 in the same period of the prior year, primarily due to increased competition from a private-label product sold by our former contract manufacturer.

Sales of our private-label wart removal product in the U.S. retail market increased to $378,000 in the first quarter of 2016 from $55,000 in the first quarter of 2015 due to the launch of private-label products in two additional large pharmacy chains.

Sales of our international OTC cryosurgical products during the first quarter of 2016 increased 17% to $1.7 million compared to $1.5 million in the first quarter of 2015, largely due to distributor ordering patterns in Latin America.

Other revenues

Other revenues in the first quarter of 2016 were $3.8 million and include $3.3 million in exclusivity payments received under our HCV co-promotion agreement with AbbVie and $482,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the first quarter of 2015 were $3.3 million and represent the recognition of exclusivity payments from AbbVie.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues, which primarily represent sales of our Oragene® product line in the genomics market, increased 3% to $6.9 million in the first quarter of 2016 from $6.7 million in the first quarter of 2015. Sales in the academic market grew 37% in the first quarter of 2016 compared to the first quarter of 2015, largely due to ordering patterns of existing customers coupled with the first quarter shipment of product to support a study on the epidemiology of aging. Sales in the commercial market declined 20% in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of two large purchases which occurred in the same period last year that did not repeat in the current quarter. Sales to new customers in the current period partially offset the absence of those purchases.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 70% for the first quarter of 2016 compared to 63% for the first quarter of 2016. Gross margin for the first quarter of 2016 increased primarily due to a more favorable product mix, lower royalty and scrap and spoilage expenses, and the Ebola-related funding from BARDA.

Consolidated operating income for the first quarter of 2016 was $2.7 million, a $3.0 million improvement from the $291,000 operating loss reported in the first quarter of 2015. The current quarter operating income benefited from higher revenues, improved gross margins, and lower research and development costs, partially offset by higher sales and marketing and general and administrative expenses.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 69% in the first quarter of 2016 compared to 61% in the first quarter of 2015. OSUR’s gross margin in the first quarter of 2016 was positively impacted by a more favorable product mix (primarily from increased domestic Histofreezer® sales), lower royalty and scrap and spoilage costs, and the recognition of Ebola-related funding from BARDA.

Research and development expenses decreased 38% to $1.7 million in the first quarter of 2016 from $2.8 million in the first quarter of 2015. During the first quarter of 2015, we conducted clinical studies related to the development of our fully-automated high-throughput drugs-of-abuse assays. In addition, we incurred certain program expenses related to the co-development agreement for these assays. These studies and costs did not recur in the first quarter of 2016. Sales and marketing expenses increased 6% to $6.5 million in the first quarter of 2016 from $6.1 million in the first quarter of 2015. This increase was primarily the result of higher detailing costs associated with our OraQuick® HCV co-promotion agreement with AbbVie. General and administrative expenses increased 10% to $5.5 million in the first quarter of 2016 from $5.0 million in the first quarter of 2015 due to higher consulting and staffing expenses.

All of the above contributed to OSUR’s first quarter 2016 operating income of $1.6 million, which included non-cash charges of $639,000 for depreciation and amortization and $1.3 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 73% in the first quarter of 2016 compared to 69% in the first quarter of 2015. This improvement was attributable to an increase in higher margin sales experienced in the first quarter of 2016 when compared to the first quarter of 2015.

Research and development expenses remained relatively flat at $627,000 in the first quarter of 2016 compared to $626,000 in the first quarter of 2015. Sales and marketing expenses increased to $2.2 million in the first quarter of 2016 from $1.8 million in the first quarter of 2015 due to higher commission and staffing costs, partially offset by a favorable foreign currency exchange rate impact of approximately $143,000. General and administrative expenses remained relatively flat at $1.1 million in the first quarter of 2016 compared to $1.0 million in the first quarter of 2015.

All of the above contributed to DNAG’s first quarter 2016 operating income of $1.1 million, which included non-cash charges of $715,000 for depreciation and amortization and $131,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. income tax expense or benefit was recorded for OSUR’s pre-tax income or loss in the first quarter of 2016 or 2015, respectively. Canadian income tax expense of $61,000 and $5,000 was recorded in the first quarters of 2016 and 2015, respectively.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$94,558	$94,094
Short-term investments	7,689	7,225
Working capital	113,991	111,480

Our cash and cash equivalents and short-term investment balances increased to $102.2 million at March 31, 2016 from $101.3 million at December 31, 2015. Our working capital increased to $114.0 million at March 31, 2016 from $111.5 million at December 31, 2015.

During the first three months of 2016, we generated $4.7 million in cash from our operating activities. Our net income of $2.4 million benefitted from non-cash stock-based compensation expense of $1.4 million, depreciation and amortization expense of $1.3 million, and unrealized foreign currency losses of $141,000. Additional sources of cash include a decrease in accounts receivable of $2.5 million resulting from the collection of outstanding balances due at the end of 2015, a decrease in inventory balances of $990,000 largely associated with our OraQuick® HCV and HIV products, and an increase in accounts payable of $758,000 associated with the AbbVie agreement. Uses of cash in operating activities during the period included a $2.5 million decrease in deferred revenues primarily resulting from the ratable recognition of AbbVie exclusivity payments in revenue during the quarter and a $2.4 million decrease in accrued expenses and other liabilities associated with payment of our 2015 management incentive bonuses.

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2016, which reflects $7.7 million used to purchase short-term investments and $1.6 million to acquire property and equipment, partially offset by $7.7 million in proceeds from the maturities of short-term investments.

Net cash used in financing activities was $3.2 million for the three months ended March 31, 2016, which resulted from the use of $2.7 million to repurchase shares under our previously authorized stock repurchase plan and $527,000 used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares.

Our current cash and cash equivalents balance is expected to be sufficient to fund our current operating and capital needs for the foreseeable future. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2015 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. During the first three months of 2016, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of March 31, 2016, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 6.4% of our total revenues for the three months ended March 31, 2016. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of this subsidiary’s revenues are recorded in U.S. dollars, almost all of this subsidiary’s operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets, subject to translation, of $59.5 million CDN ($45.2 million USD), which are included in the Company’s consolidated balance sheet as of March 31, 2016. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have decreased our comprehensive income by $4.6 million in the three months ended March 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

In May 2015, our subsidiary DNAG filed a complaint in the United States District Court for the District of Delaware against Ancestry.com DNA LLC (“Ancestry”) relating to the manufacture and sale by Ancestry of its oral fluid DNA collection device (the “Ancestry Device”). Ancestry previously purchased DNAG’s patented oral fluid DNA collection devices. The complaint alleges that the manufacture and sale by Ancestry of the Ancestry Device infringes U.S. Patent No. 8,221,381 B2, which is owned by DNAG. In addition, the complaint alleges that Ancestry has breached the terms of agreements under which Ancestry previously purchased DNAG products. The complaint also includes an action to quiet title to the Ancestry Device and related patent applications. DNAG is requesting the court to grant injunctive relief and damages. Ancestry has filed counterclaims seeking a declaration of non-infringement, invalidity, and to quiet title to its patent applications. The Court set a scheduling conference for May 16, 2016.

On October 20, 2015, Ancestry filed with the United States Patent and Trademark Office (“USPTO”) a Petition for Inter Partes Review of some, but not all, claims of U.S. Patent No. 8,221,381 B2. On April 8, 2016, the USPTO instituted an inter partes review of some, but not all of the claims raised in Ancestry’s petition. A final decision from the USPTO is expected by April 8, 2017.

In July 2015, DNAG filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C. and Spectrum Packaging L.L.C. (collectively “Spectrum”) relating to the manufacture and sale by Spectrum of an oral fluid DNA collection device (the “Spectrum Device”). We believe the Spectrum Device is the same as the Ancestry device mentioned above and that Spectrum is the manufacturer of the Ancestry Device for Ancestry. The complaint alleges that the manufacture and sale by Spectrum of the Spectrum Device infringes U.S. patent number 8,221,381 B-2, which is owned by DNAG. DNAG is requesting the court to grant injunctive relief and damages. The case is currently in a jurisdictional discovery stage.

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2, 3)
January 1, 2016 - January 31, 2016	422,939		$6.29	422,939	$11,984,720
February 1, 2016 - February 29, 2016	—		—	—	11,984,720
	98,409	(1)	5.36	N/A	N/A
March 1, 2016 - March 31, 2016	—		—	—	11,984,720

	521,348			422,939

(1)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.

(2)	On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.
(3)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: May 10, 2016	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: May 10, 2016	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document