Form 10-Q
period 2016-06-30
ORASURE TECHNOLOGIES INC
filed 2016-08-08
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 3, 2016: 55,600,580 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,701	$94,094
Short-term investments	7,736	7,225
Accounts receivable, net of allowance for doubtful accounts of $755 and $798	18,436	19,265
Inventories	11,366	13,242
Prepaid expenses	1,942	1,533
Other current assets	1,194	1,355

Total current assets	146,375	136,714
PROPERTY AND EQUIPMENT, net	20,200	20,083
INTANGIBLE ASSETS, net	12,020	12,591
GOODWILL	19,541	18,250
OTHER ASSETS	1,784	1,683

	$199,920	$189,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,956	$5,087
Deferred revenue	13,822	9,735
Accrued expenses	8,293	10,412

Total current liabilities	26,071	25,234

OTHER LIABILITIES	2,018	1,768

DEFERRED INCOME TAXES	3,043	2,883

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 55,601 and 55,705 shares issued and outstanding	—	—
Additional paid-in capital	345,093	345,253
Accumulated other comprehensive loss	(12,409)	(15,639)
Accumulated deficit	(163,896)	(170,178)

Total stockholders’ equity	168,788	159,436

	$199,920	$189,321

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET REVENUES:
Product	$27,582	$26,313	$52,827	$50,078
Other	3,777	4,075	7,621	7,398

	31,359	30,388	60,448	57,476
COST OF PRODUCTS SOLD	10,274	9,692	19,050	19,782

Gross profit	21,085	20,696	41,398	37,694

OPERATING EXPENSES:
Research and development	2,985	2,996	5,351	6,436
Sales and marketing	7,397	8,904	16,103	16,788
General and administrative	6,354	6,075	12,896	12,040

	16,736	17,975	34,350	35,264

Operating income	4,349	2,721	7,048	2,430
OTHER INCOME (EXPENSE)	(340)	(95)	(532)	314

Income before income taxes	4,009	2,626	6,516	2,744
INCOME TAX EXPENSE	173	658	234	663

NET INCOME	$3,836	$1,968	$6,282	$2,081

EARNINGS PER SHARE:
BASIC	$0.07	$0.03	$0.11	$0.04

DILUTED	$0.07	$0.03	$0.11	$0.04

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	55,543	56,453	55,497	56,398

DILUTED	56,208	56,687	56,144	56,678

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$3,836	$1,968	$6,282	$2,081
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	363	633	3,230	(3,178)

COMPREHENSIVE INCOME (LOSS)	$4,199	$2,601	$9,512	$(1,097)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$6,282	$2,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,942	3,008
Depreciation and amortization	2,778	2,849
Amortization of lease incentives	(40)	—
Unrealized foreign currency loss	115	266
Deferred income taxes	(44)	366
Changes in assets and liabilities
Accounts receivable	893	(524)
Inventories	1,949	35
Prepaid expenses and other assets	17	(42)
Accounts payable	(782)	(2,453)
Deferred revenue	4,083	(6,256)
Accrued expenses and other liabilities	(1,452)	(2,751)

Net cash provided by (used in) operating activities	16,741	(3,421)

INVESTING ACTIVITIES:
Purchases of short-term investments	(15,335)	(11,960)
Proceeds from maturities of short-term investments	15,335	8,999
Purchases of property and equipment	(2,729)	(1,145)

Net cash used in investing activities	(2,729)	(4,106)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	209	124
Repurchase of common stock	(3,311)	(883)

Net cash used in financing activities	(3,102)	(759)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	697	(1,178)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,607	(9,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94,094	92,867

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,701	$83,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$556	$81

Noncash investing activities (accrued property and equipment purchases)	$287	$128

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell collection devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomic, personalized medicine, microbiome and animal genetic markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations expected for the full year.

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

Our available-for-sale securities as of June 30, 2016 and December 31, 2015 consisted of guaranteed investment certificates with amortized cost and fair value of $7,736 and $7,225, respectively.

Fair Value of Financial Instruments. As of June 30, 2016 and December 31, 2015, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

Included in cash and cash equivalents at June 30, 2016 and December 31, 2015, was $84,229 and $65,509 invested in money market funds. These funds are Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of June 30, 2016 and December 31, 2015 was $1,589 and $1,324, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

All of our available-for-sale securities are measured as Level 1 instruments as of June 30, 2016 and December 31, 2015.

Inventories. Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2016	December 31, 2015
Raw materials	$6,085	$7,895
Work in process	497	333
Finished goods	4,784	5,014

	$11,366	$13,242

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of income. Accumulated depreciation of property and equipment as of June 30, 2016 and December 31, 2015 was $34,479 and $33,013, respectively.

Intangible Assets. Intangible assets consist of the following:

		June 30, 2016
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,692	$(4,552)	$5,140
Patents and product rights	10	5,400	(3,583)	1,817
Acquired technology	7	7,528	(4,974)	2,554
Tradename	15	3,715	(1,206)	2,509

		$26,335	$(14,315)	$12,020

		December 31, 2015
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,051	$(3,818)	$5,233
Patents and product rights	10	5,400	(3,358)	2,042
Acquired technology	7	7,030	(4,172)	2,858
Tradename	15	3,469	(1,011)	2,458

		$24,950	$(12,359)	$12,591

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

We performed our last annual impairment assessment as of July 31, 2015 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of June 30, 2016, we believe no indicators of impairment exist.

The change in goodwill from $18,250 as of December 31, 2015 to $19,541 as of June 30, 2016 is a result of foreign currency translation.

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

Our net revenues recorded on sales of the OraQuick® In-Home HIV test represent total gross revenues, less an allowance for expected returns, and customer allowances for cooperative advertising, discounts, rebates, and chargebacks. The allowance for expected returns is an estimate established by management, based upon currently available information, and is adjusted to reflect known changes in the factors that impact this estimate. Other customer allowances for cooperative advertising, discounts, rebates, and chargebacks are contractual in nature. These allowances are recorded as a reduction of gross revenue when recognized in our consolidated statements of income.

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

Pursuant to the agreement, we granted exclusive co-promotion rights for the OraQuick® HCV test in certain markets to AbbVie and we agreed to develop, implement, administer and maintain a patient care database for the exclusive use of AbbVie. This patient care database is being used to compile patient information regarding new individuals who have tested positive for HCV using our OraQuick® HCV test. We also jointly agreed with AbbVie to co-promote our OraQuick® HCV test in certain market segments.

Under the terms of this agreement, we are eligible to receive up to $75,000 in aggregate payments. We are recognizing this revenue ratably on a monthly basis over the term of the agreement which was to terminate on December 31, 2019. During the second quarter and first six months of 2016, $3,360 and $6,722, respectively, in exclusivity revenue was recognized and was recorded as other revenue in our consolidated statements of income.

Effective June 30, 2016, we mutually agreed to an early termination of this agreement with AbbVie and it will now end on December 31, 2016. Following the termination of the agreement, AbbVie will be relieved of its co-promotion obligations, including its obligation to detail the OraQuick® HCV Rapid Test into physician offices, and will have no further financial obligations to us. We will no longer be obligated to compensate AbbVie for product detailing activities and will be free to pursue arrangements with other pharmaceutical companies to market and promote our OraQuick® HCV Rapid Antibody Test in the U.S. As a result of the shortened term, the remaining associated deferred revenue of $12.2 million at June 30, 2016, will be recognized ratably as other revenue over the remaining six months of 2016 as there are no substantive on-going obligations remaining beyond December 31, 2016.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from the U.S. Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to the development of our OraQuick® Ebola Rapid Antigen test. The three-year, multi-phased grant includes an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7,200 in additional funding for the development of our OraQuick® Ebola Rapid Antigen test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During the second quarter and first six months of 2016, $417 and $899, respectively, was recognized in connection with this grant.

Customer Sales Returns and Allowances. We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of income. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of June 30, 2016 and December 31, 2015, the reserve for sales returns and allowances was $328 and $310, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of June 30, 2016 and December 31, 2015 includes customer prepayments of $1,593 and $784, respectively. Deferred revenue as of June 30, 2016 and December 31, 2015 also includes $12,229 and $8,951, respectively, from AbbVie, which represents the excess of the payments received from AbbVie over the amounts earned and recognized ratably in our consolidated statements of income.

Customer and Vendor Concentrations. One of our customers accounted for approximately 13% of our accounts receivable as of June 30, 2016. We had no significant concentrations in accounts receivable as of December 31, 2015. Another customer accounted for approximately 11% of our net revenues for the three and six months ended June 30, 2016, respectively. The same customer accounted for approximately 11% and 12% of our net revenues for the three and six months ended June 30, 2015, respectively.

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

The computations of basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income	$3,836	$1,968	$6,282	$2,081

Weighted average shares of common stock outstanding:
Basic	55,543	56,453	55,497	56,398
Dilutive effect of stock options and restricted stock	665	234	647	280

Diluted	56,208	56,687	56,144	56,678

Earnings per share:
Basic	$0.07	$0.03	$0.11	$0.04

Diluted	$0.07	$0.03	$0.11	$0.04

For the three-month periods ended June 30, 2016 and 2015, outstanding common stock options and unvested restricted stock representing 2,459 and 5,010 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, outstanding common stock options and unvested restricted stock representing 3,191 and 3,856 shares, respectively, were similarly excluded from the computation of diluted earnings per share.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income (expense) in our consolidated statements of income were $(302) and $(47) for the three months ended June 30, 2016 and 2015, respectively. Net foreign exchange gains (losses) were $(648) and $541 for the six months ended June 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our balance sheet.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $3,230 and $(3,178) currency translation adjustments recorded in the first six months of 2016 and 2015, respectively, are largely the result of the translation of our Canadian operation’s balance sheets into U.S. dollars.

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

3.	Accrued Expenses

	June 30, 2016	December 31, 2015
Payroll and related benefits	$4,172	$6,311
Professional Fees	1,177	1,014
Royalties	830	819
Other	2,114	2,268

	$8,293	$10,412

4.	Stockholders’ Equity

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

Commencing in 2016, we have granted to certain executives performance-based restricted stock units (“PSUs”). Vesting of these PSUs is dependent upon achievement of a performance-based metric during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also remain in our service for three years, commencing with the grant date. Performance during the one-year period will be based on a one-year earnings per share target. Upon achievement of the one-year target, the PSUs will then vest three years from grant date. Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. Upon achievement of the three-year target, the corresponding PSUs will vest in full. PSUs are converted into shares of our common stock once vested. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Total compensation cost related to stock options for the six months ended June 30, 2016 and 2015 was $1,387 and $1,690, respectively. Net cash proceeds from the exercise of stock options were $209 and $124 for the six months ended June 30, 2016 and 2015, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

Compensation cost of $1,401 and $1,318 related to restricted shares was recognized during the six months ended June 30, 2016 and 2015, respectively. In connection with the vesting of restricted shares and exercise of stock options during the six months ended June 30, 2016 and 2015, we purchased and immediately retired 117 and 132 shares with aggregate values of $651 and $883, respectively, in satisfaction of minimum tax withholding and exercise obligations.

Compensation cost of $154 related to the PSUs was recognized during the six months ended June 30, 2016.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. During the six months ended June 30, 2016, we purchased and retired 423 shares of common stock at an average price of $6.29 per share for a total cost of $2,660. No shares were purchased and retired during the six months ended June 30, 2015, under this share repurchase program.

5.	Income Taxes

During the three and six months ended June 30, 2016, we recorded tax expense of $173 and $234, respectively. During the three and six months ended June 30, 2015, we recorded tax expense of $658 and $663, respectively.

The following table summarizes the components of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current taxes	$199	$292	$278	$297
Deferred taxes	(26)	366	(44)	366

Total	$173	$658	$234	$663

Current taxes reflect taxes due to state and provincial taxing authorities. Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of June 30, 2016 relate to the tax effects of the basis differences between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate as of both June 30, 2016 and December 31, 2015 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three and six-month periods ended June 30, 2016 and 2015.

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

The following table summarizes operating segment information for the three and six months ended June 30, 2016 and 2015, and asset information as of June 30, 2016 and December 31, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
OSUR	$22,926	$22,286	$45,125	$42,657
DNAG	8,433	8,102	15,323	14,819

Total	$31,359	$30,388	$60,448	$57,476

Operating income (loss):
OSUR	$2,919	$685	$4,526	$(836)
DNAG	1,430	2,036	2,522	3,266

Total	$4,349	$2,721	$7,048	$2,430

Depreciation and amortization:
OSUR	$661	$734	$1,315	$1,460
DNAG	747	706	1,463	1,389

Total	$1,408	$1,440	$2,778	$2,849

Capital expenditures:
OSUR	$661	$490	$1,123	$566
DNAG	460	218	1,606	579

Total	$1,121	$708	$2,729	$1,145

	June 30, 2016	December 31, 2015
Total assets:
OSUR	$143,772	$137,082
DNAG	56,148	52,239

Total	$199,920	$189,321

Our products are sold principally in the United States and Europe.

The following table represents total revenues by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$24,021	$25,071	$46,191	$45,488
Europe	2,957	2,939	6,836	7,313
Other regions	4,381	2,378	7,421	4,675

	$31,359	$30,388	$60,448	$57,476

The following table represents total long-lived assets by geographic area:

	June 30, 2016	December 31, 2015
United States	$15,665	$15,660
Canada	4,511	4,415
Other regions	24	8

	$20,200	$20,083

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, and a rapid point-of-care HIV test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market. We also manufacture and sell collection devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomic, personalized medicine, microbiome and animal genetic markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

Recent Developments

HCV Co-Promotion Agreement

On June 10, 2014, we entered into an agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. Pursuant to the agreement, we granted exclusive co-promotion rights for the OraQuick® HCV test in certain markets to AbbVie and we agreed to develop, implement, administer and maintain a patient care database for the exclusive use of AbbVie. This patient care database has been used to compile patient information regarding new individuals who have tested positive for HCV using our OraQuick® HCV test. We also jointly agreed with AbbVie to co-promote our OraQuick® HCV test in certain market segments.

Effective June 30, 2016, we mutually agreed to an early termination of this agreement with AbbVie and it will now end on December 31, 2016. Following the termination of the agreement, AbbVie will be relieved of its co-promotion obligations, including its obligation to detail the OraQuick® HCV Rapid Test into physician offices, and will have no further financial obligations to us. We will no longer be obligated to compensate AbbVie for product detailing activities and will be free to pursue arrangements with other pharmaceutical companies to market and promote our OraQuick® HCV Rapid Antibody Test in the U.S. As a result of the shortened term, the remaining associated deferred revenue of $12.2 million at June 30, 2016, which represents a portion of the exclusivity payments received from AbbVie, will be recognized ratably as other revenue over the remaining six months of 2016 as we will have no substantive on-going obligations after December 31, 2016.

Current Consolidated Financial Results

During the six months ended June 30, 2016, our consolidated net revenues were $60.4 million, compared to $57.5 million for the six months ended June 30, 2015. Net product revenues during the six months ended June 30, 2016 increased 5% when compared to the first six months of 2015, primarily due to higher sales of our OraQuick® HCV, cryosurgical systems, molecular collection systems, and OraQuick® HIV products. Other revenues for the first six months of 2016 were $7.6 million, of which $6.7 million represents the ratable recognition of payments for exclusive co-promotion rights and certain services provided under our HCV co-promotion agreement with AbbVie, and $899,000 represents revenue recognized in connection with the Ebola-related funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”).

Our consolidated net income for the six months ended June 30, 2016 was $6.3 million, or $0.11 per share on a fully-diluted basis, compared to consolidated net income of $2.1 million, or $0.04 per share, for the six months ended June 30, 2015.

Cash provided by operating activities for the six months ended June 30, 2016 was $16.7 million, compared to $3.4 million used in operating activities during the six months ended June 30, 2015. As of June 30, 2016, we had $113.4 million in cash and cash equivalents and short-term investments compared to $101.3 million at December 31, 2015.

Business Segments

We operate our business within two reportable segments: our “OSUR” business, which consists of the development, manufacture and sale of diagnostic products, specimen collection devices, and medical devices, and our “DNAG” or molecular collection systems business, which consists primarily of the development, manufacture and sale of oral fluid collection devices that are used to collect, stabilize, transport, and store samples of genetic material for molecular testing. OSUR revenues are derived primarily from products sold into the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies, mass merchandisers and consumers over the internet. DNAG revenues result from products sold into the commercial market, which consists of customers engaged in consumer genetics, clinical genetic testing, pharmacogenomics, personalized medicine, microbiome and animal genetic testing, as well as products sold into the academic research market which consists of research laboratories, universities and hospitals.

Results of Operations

Three months ended June 30, 2016 compared to June 30, 2015

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2016	2015	% Change	2016	2015
OSUR	$19,149	$18,211	5%	61%	60%
DNAG	8,433	8,102	4	27	27

Net product revenues	27,582	26,313	5	88	87
Other	3,777	4,075	(7)	12	13

Net revenues	$31,359	$30,388	3%	100%	100%

Consolidated net product revenues increased 5% to $27.6 million in the second quarter of 2016 from $26.3 million in the comparable period of 2015. Higher sales of our OraQuick® HCV, OraQuick® HIV and molecular collection systems products during the three months ended June 30, 2016, were partially offset by lower sales of our risk assessment products and the absence of sales of our OraQuick® Ebola Rapid Antigen test. Other revenues in the second quarter of 2016 were $3.8 million and included $3.4 million in exclusivity revenue recognized under our HCV co-promotion agreement with AbbVie and $417,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the second quarter of 2015 were $4.1 million and included $3.4 million in exclusivity payments from AbbVie and $714,000 of Ebola-related funding from BARDA.

Consolidated net revenues derived from products sold to customers outside of the United States were $7.3 million and $5.3 million, or 23% and 17% of total net revenues, in the second quarters of 2016 and 2015, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2016	2015	% Change	2016	2015
Infectious disease testing	$12,949	$11,792	10%	57%	54%
Risk assessment testing	3,159	3,466	(9)	14	15
Cryosurgical systems	3,041	2,953	3	13	13

Net product revenues	19,149	18,211	5	84	82
Other	3,777	4,075	(7)	16	18

Net revenues	$22,926	$22,286	3%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 10% to $12.9 million in the second quarter of 2016 from $11.8 million in the second quarter of 2015. Increased sales of our OraQuick® HCV and OraQuick® HIV tests were partially offset by the absence of sales of our OraQuick® Ebola Rapid Antigen test during the three months ended June 30, 2016. Second quarter 2015 revenues included $396,000 in sales of our OraQuick® Ebola Rapid Antigen test to the CDC for field testing in Africa. There were no similar sales of this product in the second quarter of 2016.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the second quarters of 2016 and 2015.

	Three Months Ended June 30,
Market	2016	2015	% Change
Domestic HIV	$5,886	$6,593	(11)%
International HIV	1,969	596	230
Domestic OTC HIV	1,739	1,719	1

Net HIV revenues	9,594	8,908	8

Domestic HCV	1,788	1,693	6
International HCV	1,428	646	121

Net HCV revenues	3,216	2,339	37

Net OraQuick® HIV and HCV product revenues	$12,810	$11,247	14%

Domestic OraQuick® HIV sales decreased 11% to $5.9 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015. This decrease was primarily the result of the continued loss of sales to competing fourth generation automated HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC, customer ordering patterns, and to a lesser extent the loss of sales to point-of-

care HIV tests perceived to be more sensitive. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s testing guidelines, changes in government funding and continued product and price competition. International sales of our OraQuick® HIV test during the second quarter of 2016 increased 230% to $1.9 million from $596,000 in the second quarter of 2015. This increase was largely due to the continued shipment of product in support of a new HIV self-testing program in Africa, higher sales in Asia resulting from a new government sponsored testing project, and increased sales in Europe as a result of the addition of a new distributor in Russia.

Sales of our OraQuick® In-Home HIV test remained flat at $1.7 million in both the second quarters of 2016 and 2015.

Domestic OraQuick® HCV sales increased 6% to $1.8 million in the second quarter of 2016 from $1.7 million in the second quarter of 2015, primarily due to the expansion of existing HCV testing programs and the addition of new programs in the public health market. International OraQuick® HCV sales increased 121% to $1.4 million in the second quarter of 2016 from $646,000 in the second quarter of 2015, largely due to the expansion of our business in Asia and higher sales to a multi-national humanitarian organization primarily resulting from the timing of order placement by this organization. Sales to this organization can be variable, are influenced by its worldwide field activities, and therefore are difficult to predict.

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

Risk Assessment Market

Commencing in 2016, we have combined the former substance abuse testing market and insurance risk assessment market categories under a single category referred to as the “risk assessment market.” We combined revenues for these markets because they are similar in nature and testing modalities. Revenues for 2015 have been combined in a similar manner for presentation purposes.

Sales to the risk assessment market decreased 9% to $3.1 million in the second quarter of 2016 from $3.5 million in the second quarter of 2015, primarily as a result of a decline in sales of our OraSure® oral fluid collection device into the domestic life insurance market.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes sales in both the physicians’ office and OTC markets) remained relatively flat at $3.0 million in both the second quarters of 2016 and 2015.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the second quarters of 2016 and 2015.

	Three Months Ended June 30,
Market	2016	2015	% Change
Domestic professional	$1,145	$1,008	14%
International professional	211	142	49
Domestic OTC	345	108	219
International OTC	1,340	1,695	(21)

Net cryosurgical systems revenues	$3,041	$2,953	3%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 14% to $1.1 million in the second quarter of 2016 from $1.0 million in the second quarter of 2015, primarily due to the recovery of business previously lost to competition from private label brands as well as the initiation of a distributor expansion strategy. International sales of Histofreezer® increased to $211,000 in the second quarter of 2016 from $142,000 in the same period of the prior year largely due to higher sales into Europe.

Sales of our private-label wart removal product in the U.S. retail market increased to $345,000 in the second quarter of 2016 from $108,000 in the second quarter of 2015 due to the launch of private-label products in two additional large pharmacy chains earlier this year.

Sales of our international OTC cryosurgical products during the second quarter of 2016 decreased 21% to $1.3 million compared to $1.7 million in the second quarter of 2015, largely due to a decline in sales into Europe partially offset by higher sales in Latin America.

Other revenues

Other revenues in the second quarter of 2016 were $3.8 million and included $3.4 million in exclusivity revenue recognized under our HCV co-promotion agreement with AbbVie and $417,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the second quarter of 2015 were $4.1 million and included $3.4 million in AbbVie exclusivity revenue and $714,000 in Ebola-related funding from BARDA. Following the termination of our HCV co-promotion agreement with AbbVie on December 31, 2016, AbbVie will have no further financial obligations to us.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues increased 4% to $8.4 million in the second quarter of 2016 from $8.1 million in the second quarter of 2015. Sales of our Oragene® product in the commercial market increased 7% in the second quarter of 2016 compared to the second quarter of 2015, primarily as a result of the timing of purchases by two of our larger U.S. customers. The increase was partially offset by the absence of sales to two other large customers that have filed for bankruptcy protection. These other customers contributed approximately $1.1 million in sales in second quarter of 2015. The Company has no unreserved collections exposure related to these two customers.    Sales of our Oragene® product in the academic market decreased 7% in the second quarter of 2016 compared to the second quarter of 2015, largely due to ordering patterns of existing customers partially offset by the first shipment of product to support a study on autism. The higher revenues in the second quarter of 2016 also included $218,000 in sales of our microbiome product compared to $84,000 in the same period of 2015. We believe interest in our microbiome product offering continues to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 67% for the second quarter of 2016 compared to 68% for the second quarter of 2015. Gross margin for the second quarter of 2016 decreased primarily due to an unfavorable product mix partially offset by lower scrap and spoilage costs.

Consolidated operating income for the second quarter of 2016 was $4.3 million, a $1.6 million improvement from $2.7 million of operating income reported in the second quarter of 2015. The operating income for the second quarter of 2016 benefited from lower sales and marketing costs, partially offset by higher general and administrative expenses.

OPERATING INCOME BY SEGMENT

OSUR Segment

OSUR’s gross margin was 67% in the second quarter of 2016 compared to 66% in the second quarter of 2015. OSUR’s gross margin in the second quarter of 2016 was positively impacted by lower scrap and spoilage costs, partially offset by an unfavorable product mix.

Research and development expenses increased 7% to $2.3 million in the second quarter of 2016 from $2.2 million in the second quarter of 2015, largely due to higher supply costs associated with the development of our Ebola and Zika products and the additional costs associated with hiring our new Senior Vice President of Research and Development and Chief Science Officer. Sales and marketing expenses decreased 27% to $5.0 million in the second quarter of 2016 from $6.9 million in the second quarter of 2015. This decrease was primarily the result of lower detailing costs and other expenses associated with our OraQuick® HCV co-promotion agreement with AbbVie. General and administrative expenses remained flat at $5.1 million in both the second quarters of 2016 and 2015.

All of the above contributed to OSUR’s second quarter 2016 operating income of $2.9 million, which included non-cash charges of $661,000 for depreciation and amortization and $1.4 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 68% in the second quarter of 2016 compared to 73% in the second quarter of 2015. This decline was attributable to an increase in lower margin sales experienced in the second quarter of 2016 when compared to the second quarter of 2015.

Research and development expenses decreased 21% to $639,000 in the second quarter of 2016 from $809,000 in the second quarter of 2015, largely due to lower staffing and validation costs. Sales and marketing expenses increased 18% to $2.4 million in the second quarter of 2016 from $2.1 million in the second quarter of 2015 due to an increase in our allowance for uncollectible accounts and higher commission and staffing costs, partially offset by a favorable foreign currency exchange rate impact of approximately $97,000. General and administrative expenses increased 29% to $1.3 million in the second quarter of 2016 compared to $989,000 in the second quarter of 2015 primarily due to higher legal fees.

All of the above contributed to DNAG’s second quarter 2016 operating income of $1.4 million, which included non-cash charges of $747,000 for depreciation and amortization and $134,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2016, state income tax expense of $50,000 was recorded compared to $0 in the three months ended June 30, 2015. Canadian income tax expense of $123,000 and $658,000 was recorded in the second quarters of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2016	2015	% Change	2016	2015
OSUR	$37,504	$35,259	6%	62%	61%
DNAG	15,323	14,819	3	25	26

Net product revenues	52,827	50,078	5	87	87
Other	7,621	7,398	3	13	13

Net revenues	$60,448	$57,476	5%	100%	100%

Consolidated net product revenues increased 5% to $52.8 million in the first half of 2016 from $50.1 million in the comparable period of 2015. Higher sales of our OraQuick® HCV, cryosurgical systems, molecular collection systems, and OraQuick® HIV products in the six months ended June 30, 2016 were partially offset by lower sales of our risk assessment products and the absence of sales of our OraQuick® Ebola Rapid Antigen test. Other revenues in the first half of 2016 were $7.6 million and included $6.7 million in exclusivity revenue recognized under our HCV co-promotion agreement with AbbVie and $899,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the first half of 2015 were $7.4 million and included $6.7 million in exclusivity revenue from AbbVie and $714,000 of Ebola-related funding from BARDA.

Consolidated net revenues derived from products sold to customers outside of the United States were $14.3 million and $12.0 million, or 24% and 21% of total net revenues, during the six months ended June 30, 2016 and 2015, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2016	2015	% Change	2016	2015
Infectious disease testing	$24,317	$23,288	4%	54%	55%
Risk assessment testing	6,265	6,473	(3)	14	15
Cryosurgical systems	6,922	5,498	26	15	13

Net product revenues	37,504	35,259	6	83	83
Other	7,621	7,398	3	17	17

Net revenues	$45,125	$42,657	6%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 4% to $24.3 million in the first half of 2016 from $23.3 million in the first half of 2015. Increased sales of our OraQuick® HCV and OraQuick® HIV tests were partially offset by the absence of sales of our OraQuick® Ebola Rapid Antigen test during the six months ended June 30, 2016. Revenues for the first six months of 2015 included $760,000 in sales of our OraQuick® Ebola Rapid Antigen test to the CDC for field testing in Africa. There were no similar sales of this product in the first half of 2016.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
Market	2016	2015	% Change
Domestic HIV	$11,588	$12,601	(8)%
International HIV	2,824	1,544	83
Domestic OTC HIV	3,262	3,280	(1)

Net HIV revenues	17,674	17,425	1

Domestic HCV	3,689	2,889	28
International HCV	2,430	1,619	50

Net HCV revenues	6,119	4,508	36

Net OraQuick® revenues	$23,793	$21,933	8%

Domestic OraQuick® HIV sales decreased 8% to $11.6 million for the six months ended June 30, 2016 from $12.6 million for the six months ended June 30, 2015. This decrease was primarily the result of the continued loss of sales to competing fourth generation automated HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC, customer ordering patterns, and to a lesser extent the loss of sales to point-of-care HIV tests perceived to be more sensitive. We anticipate that future sales of our professional HIV product will continue to be negatively affected as a result of the CDC’s testing guidelines, changes in government funding and continued product and price competition. International sales of our OraQuick® HIV test during the first half of 2016 increased 83% to $2.8 million from $1.5 million during the first half of 2015. This increase is largely due to the continued shipment of product in support of a new HIV self-testing program in Africa coupled with higher sales in Europe as a result of the addition of a new distributor in Russia.

Sales of our OraQuick® In-Home HIV test remained flat at $3.3 million in both the first halves of 2016 and 2015.

Domestic OraQuick® HCV sales increased 28% to $3.7 million in the first half of 2016 from $2.9 million in the first half of 2015, primarily due to the expansion of existing HCV testing programs and the addition of new programs in the public health market. International OraQuick® HCV sales increased 50% to $2.4 million in the first half of 2016 from $1.6 million in the first half of 2015, largely due to the expansion of our business in Asia and higher sales to a multi-national humanitarian organization primarily resulting from the timing of order placement by this organization. Sales to this organization can be variable, are influenced by its worldwide field activities, and therefore are difficult to predict.

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

Risk Assessment Market

Commencing in 2016, we have combined the former substance abuse testing market and insurance risk assessment market categories under a single category referred to as the “risk assessment market.” We combined revenues for these markets because they are similar in nature and testing modalities. Revenues for 2015 have been combined in a similar manner for presentation purposes.

Sales to the risk assessment market decreased 3% to $6.3 million for the six months ended June 30, 2016 from $6.5 million for the six months ended June 30, 2015, primarily as a result of a decline in sales of our OraSure® oral fluid collection device into the domestic life insurance market.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes sales in both the physicians’ office and OTC markets) increased 26% to $6.9 million in the first half of 2016, compared to $5.5 million in the same period of the prior year.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
Market	2016	2015	% Change
Domestic professional	$2,699	$1,668	62%
International professional	446	498	(10)
Domestic OTC	723	163	344
International OTC	3,054	3,169	(4)

Net cryosurgical systems revenues	$6,922	$5,498	26%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 62% to $2.7 million in the first half of 2016 from $1.7 million in the first half of 2015, primarily due to the recovery of business previously lost to competition from private label brands, as well the initiation of a distributor expansion strategy. International sales of Histofreezer® remained relatively unchanged at $446,000 in the first six months of 2016, compared to $498,000 in the same period of the prior year.

Sales of our private-label wart removal product in the U.S. retail market increased to $723,000 in the first half of 2016 from $163,000 in the first half of 2015, due to the launch of private-label products in two additional large pharmacy chains earlier this year.

Sales of our international OTC cryosurgical products during the first six months of 2016 remained relatively flat at $3.0 million compared to $3.2 million in the same period of the prior year.

Other revenues

Other revenues in the first half of 2016 were $7.6 million and included $6.7 million in exclusivity revenue recognized under our HCV co-promotion agreement with AbbVie and $899,000 recognized in connection with Ebola-related funding from BARDA. Other revenues in the first half of 2015 were $7.4 million and included $6.7 million in AbbVie exclusivity revenue and $714,000 in Ebola-related funding from BARDA. Following the termination of our HCV co-promotion agreement with AbbVie on December 31, 2016, AbbVie will have no further financial obligations to us.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues increased 3% to $15.3 million in the first half of 2016 from $14.8 million in the first half of 2015. Sales of our Oragene® product in the academic market increased 14% in the first half of 2016 compared to the first half of 2015, due to the shipment of product to support a study on the epidemiology of aging and a study on autism. Sales of our Oragene® product in the commercial market decreased 5% in the first half of 2016 compared to the first half of 2015, primarily as a result of the loss of two U.S. customers that have filed for bankruptcy protection. These customers contributed approximately $1.9 million in sales during the first half of 2015. The Company has no unreserved collection exposure related to these two customers. The reduction in commercial revenue was partially offset by sales to new customers. Revenues in the first half of 2016 also included $381,000 in sales of our microbiome product compared to $121,000 in the same period of 2015. We believe interest in our microbiome product offering continues to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 68% for the first half of 2016 compared to 66% for the first half of 2015. Gross margin for 2016 increased primarily due to lower scrap and spoilage expenses.

Consolidated operating income for the first half of 2016 was $7.0 million, a $4.6 million increase from $2.4 million of operating income reported in the first half of 2015. The current period operating income benefited from higher revenues, improved gross margins and lower research and development and sales and marketing costs, partially offset by higher general and administrative expenses.

OPERATING INCOME BY SEGMENT

OSUR Segment

OSUR’s gross margin was 68% in the first half of 2016 compared to 64% in the first half of 2015. OSUR’s gross margin in 2016 was positively impacted by lower scrap and spoilage costs, a more favorable product mix, decreased royalty expense, and an increase in Ebola-related funding from BARDA.

Research and development expenses decreased 18% to $4.1 million in the first half of 2016 from $5.0 million in the first half of 2015. During the first quarter of 2015, we conducted clinical studies related to the development of our fully-automated high-throughput drugs-of-abuse assays. In addition, we incurred certain program expenses related to the co-development agreement for these assays. These costs did not recur in 2016 and were partially offset by higher supply costs associated with the development of our Zika and Ebola products and the additional costs associated with hiring our new Senior Vice President of Research and Development and Chief Science Officer. Sales and marketing expenses decreased 12% to $11.4 million in the first half of 2016 from $13.0 million in the first half of 2015. This decrease was primarily the result of lower detailing costs and other expenses associated with our OraQuick® HCV co-promotion agreement with AbbVie as well as lower staffing costs. General and administrative expenses increased 5% to $10.5 million in the first half of 2016 compared to $10.0 million in the first half of 2015 largely due to higher consulting and staffing expenses.

All of the above contributed to OSUR’s operating income of $4.5 million for the first half of 2016, which included non-cash charges of $1.3 million for depreciation and amortization and $2.7 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was remained relatively unchanged at 70% in the first half of 2016 compared to 71% in the first half of 2015.

Research and development expenses decreased 12% to $1.3 million in the first half of 2016 from $1.4 million in the first half of 2015 largely due to lower staffing expenses and validation costs. Sales and marketing expenses increased 21% to $4.6 million in the first half of 2016 from $3.8 million in the first half of 2015 due to higher commission and staffing costs and an increase in our allowance for uncollectible accounts, partially offset by a favorable foreign currency exchange rate impact of approximately $237,000. General and administrative expenses increased 17% to $2.3 million in the first half of 2016 compared to $2.0 million in the first half of 2015 largely due to higher legal fees, partially offset by lower staffing expenses.

All of the above contributed to DNAG’s second quarter 2016 operating income of $2.5 million, which included non-cash charges of $1.5 million for depreciation and amortization and $265,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the six months ended June 30, 2016, state income tax expense of $50,000 was recorded compared to $0 in the six months ended June 30, 2015. Canadian income tax expense of $184,000 and $663,000 was recorded in the first half of 2016 and 2015, respectively.

Liquidity and Capital Resources

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$105,701	$94,094
Short-term investments	7,736	7,225
Working capital	120,304	111,480

Our cash and cash equivalents and short-term investment balances increased to $113.4 million at June 30, 2016 from $101.3 million at December 31, 2015. Our working capital increased to $120.3 million at June 30, 2016 from $111.5 million at December 31, 2015.

During the first half of 2016, we generated $16.7 million in cash from operating activities. Our net income of $6.3 million benefitted from non-cash stock-based compensation expense of $2.9 million, depreciation and amortization expense of $2.8 million, and unrealized foreign currency losses of $115,000. Additional sources of cash included an increase in deferred revenues of $4.1 million related to the receipt of an additional exclusivity payment from AbbVie partially offset by the ratable recognition into revenue of previously deferred exclusivity payments, a decrease in inventory balances of $1.9 million largely associated with higher sales of our OraQuick® HCV and HIV products, and a decrease in accounts receivable of $893,000 resulting from the collection of outstanding balances due at the end of 2015. Uses of cash in operating activities during the period included a $1.5 million decrease in accrued expenses and other liabilities associated with payment of our 2015 management incentive bonuses and a $782,000 decrease in accounts payable associated with payments for year-end inventory purchases and the relocation of our Canadian corporate offices.

Net cash used in investing activities was $2.7 million for the six months ended June 30, 2016, which reflects $15.3 million used to purchase short-term investments and $2.7 million to acquire property and equipment, partially offset by $15.3 million in proceeds from the maturities of short-term investments.

Net cash used in financing activities was $3.1 million for the six months ended June 30, 2016, which resulted from the use of $2.7 million to repurchase shares under our previously authorized stock repurchase plan and $651,000 used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares, partially offset by $209,000 in proceeds received from the exercise of stock options.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2015 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. During the first six months of 2016, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of June 30, 2016, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.4% of our total revenues for the six months ended June 30, 2016. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of this subsidiary’s revenues are recorded in U.S. dollars, almost all of this subsidiary’s operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets, subject to translation, of $60.2 million CDN ($46.6 million USD), which are included in the Company’s consolidated balance sheet as of June 30, 2016. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have decreased our comprehensive income by $4.6 million in the six months ended June 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

In May 2015, our subsidiary DNAG filed a complaint in the United States District Court for the District of Delaware against Ancestry.com DNA LLC (“Ancestry”) relating to the manufacture and sale by Ancestry of its oral fluid DNA collection device (the “Ancestry Device”). Ancestry previously purchased DNAG’s patented oral fluid DNA collection devices. The complaint alleges that the manufacture and sale by Ancestry of the Ancestry Device infringes U.S. Patent No. 8,221,381 B2, which is owned by DNAG. In addition, the complaint alleges that Ancestry has breached the terms of agreements under which Ancestry previously purchased DNAG products. The complaint also includes an action to quiet title to the Ancestry Device and related patent applications. DNAG is requesting the court to grant injunctive relief and damages. Ancestry has filed counterclaims seeking a declaration of non-infringement, invalidity, and to quiet title to its patent applications. The case is currently in the discovery stage. DNAG amended its complaint to add Lanham Act claims against Ancestry, alleging that Ancestry falsely labeled the Ancestry Device as being “Made in the USA.”

On October 20, 2015, Ancestry filed with the United States Patent and Trademark Office (“USPTO”) a Petition for Inter Partes Review (“IPR”) of some, but not all, claims of U.S. Patent No. 8,221,381 B2. On April 8, 2016, the USPTO instituted an IPR of some, but not all of the claims raised in Ancestry’s petition. A final decision from the USPTO is expected in April 2017. On June 3, 2016, Ancestry filed a second Petition for IPR of some, but not all, claims of U.S. Patent No. 8,221,381 B2. The USPTO has not yet decided whether to institute the second IPR.

In July 2015, DNAG filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C. and Spectrum Packaging L.L.C. (collectively “Spectrum”) relating to the manufacture and sale by Spectrum of an oral fluid DNA collection device (the “Spectrum Device”). We believe the Spectrum Device is the same as the Ancestry device mentioned above and that Spectrum is the manufacturer of the Ancestry Device for Ancestry. The complaint alleges that the manufacture and sale by Spectrum of the Spectrum Device infringes U.S. patent number 8,221,381 B-2, which is owned by DNAG. DNAG is requesting the court to grant injunctive relief and damages. Spectrum alleges that the Delaware District Court lacks jurisdiction over Spectrum. The Court is now considering a fully-briefed motion to dismiss for lack of personal jurisdiction.

On June 20, 2016, DNAG filed a complaint in the United States District Court for the Southern District of California against Spectrum relating to the manufacture and sale of the Spectrum Device. The complaint alleges that the manufacture and sale by Spectrum of the Spectrum Device infringes U.S. Patent No. 9,207,164, which is owned by DNAG. DNAG is requesting the court to grant injunctive relief and damages. On June 21, 2016, DNAG filed a motion for preliminary injunction. On July 21, 2016, Spectrum filed a motion to stay the case pending resolution by the PTO of an Petition for IPR of U.S. Patent No. 9,207,164, which was filed by Ancestry in July 2016. The USPTO has not yet decided whether to institute the IPR.

Item 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2, 3)
April 1, 2016 - April 30, 2016	—		$—	—	$11,984,720
May 1, 2016 - May 31, 2016	18,101	(1)	6.84	N/A	11,984,720
June 1, 2016 - June 30, 2016	—		—	—	11,984,720

	18,101			—

(1)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
(2)	On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.
(3)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 8, 2016	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 8 2016	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	First Amendment to Master Program Services and Product Co-Promotion Agreement, dated as of June 30, 2016 between OraSure Technologies, Inc. and AbbVie Bahamas Ltd., is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 1, 2016.

10.2	Terms of Employment for Michael Reed, Senior Vice President, Research and Development and Chief Science Officer for OraSure Technologies, Inc.*

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement