Form 10-Q
period 2017-06-30
ORASURE TECHNOLOGIES INC
filed 2017-08-09
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, par value $.000001 per share, outstanding as of August 3, 2017: 59,459,438 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,872	$107,959
Restricted cash	1,831	1,831
Short-term investments	55,354	11,160
Accounts receivable, net of allowance for doubtful accounts of $637 and $484	26,731	19,827
Inventories	14,548	11,799
Prepaid expenses	1,336	1,722
Other current assets	1,027	2,143

Total current assets	205,699	156,441
PROPERTY AND EQUIPMENT, net	20,291	20,033
INTANGIBLE ASSETS, net	9,343	10,337
GOODWILL	19,482	18,793
OTHER ASSETS	3,536	2,331

	$258,351	$207,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,623	$4,633
Deferred revenue	1,477	1,388
Accrued expenses	12,092	11,314

Total current liabilities	23,192	17,335

OTHER LIABILITIES	3,538	2,304

DEFERRED INCOME TAXES	2,209	2,446

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 59,330 and 56,001 shares issued and outstanding	—	—
Additional paid-in capital	373,964	350,528
Accumulated other comprehensive loss	(11,963)	(14,220)
Accumulated deficit	(132,589)	(150,458)

Total stockholders’ equity	229,412	185,850

	$258,351	$207,935

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET REVENUES:
Product	$39,132	$27,582	$70,614	$52,827
Other	1,044	3,777	2,108	7,621

	40,176	31,359	72,722	60,448
COST OF PRODUCTS SOLD	14,699	10,274	26,935	19,050

Gross profit	25,477	21,085	45,787	41,398

OPERATING EXPENSES:
Research and development	3,338	2,985	6,308	5,351
Sales and marketing	7,502	7,397	14,379	16,103
General and administrative	7,750	6,354	14,842	12,896
Gain on litigation settlement	—	—	(12,500)	—

	18,590	16,736	23,029	34,350

Operating income	6,887	4,349	22,758	7,048
OTHER INCOME (EXPENSE)	96	(340)	563	(532)

Income before income taxes	6,983	4,009	23,321	6,516
INCOME TAX EXPENSE	1,555	173	5,452	234

NET INCOME	$5,428	$3,836	$17,869	$6,282

EARNINGS PER SHARE:
BASIC	$0.09	$0.07	$0.31	$0.11

DILUTED	$0.09	$0.07	$0.30	$0.11

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	58,478	55,543	57,708	55,497

DILUTED	60,728	56,208	59,755	56,144

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$5,428	$3,836	$17,869	$6,282
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	1,862	363	2,312	3,230
Unrealized loss on marketable securities	(55)	—	(55)	—

COMPREHENSIVE INCOME	$7,235	$4,199	$20,126	$9,512

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$17,869	$6,282
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,631	2,942
Depreciation and amortization	2,891	2,738
Unrealized foreign currency loss	178	115
Deferred income taxes	(322)	(44)
Changes in assets and liabilities
Accounts receivable	(6,923)	893
Inventories	(2,680)	1,949
Prepaid expenses and other assets	1,525	17
Accounts payable	4,739	(782)
Deferred revenue	83	4,083
Accrued expenses and other liabilities	713	(1,452)

Net cash provided by operating activities	21,704	16,741

INVESTING ACTIVITIES:
Purchases of short-term investments	(62,233)	(15,335)
Proceeds from maturities and redemptions of short-term investments	18,585	15,335
Purchases of property and equipment	(1,567)	(2,729)

Net cash used in investing activities	(45,215)	(2,729)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21,014	209
Repurchase of common stock	(1,209)	(3,311)

Net cash provided by (used in) financing activities	19,805	(3,102)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	619	697
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,087)	11,607
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	109,790	94,094

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$106,703	$105,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,325	$556

Noncash investing activities (accrued property and equipment purchases)	$412	$287

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1. The Company

We develop, manufacture, market and sell diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point-of-care, tests that are processed in a laboratory, a rapid point-of-care HIV in-home test approved for use in the domestic consumer retail or over-the-counter (“OTC”) market and a rapid point-of-care HIV self-test used in certain international markets. We also manufacture and sell devices used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomic, personalized medicine, microbiome and animal genetic markets. Lastly, we manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery, or freezing. Our products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, public health organizations, research and academic institutions, distributors, government agencies, physicians’ offices, commercial and industrial entities, retail pharmacies and mass merchandisers, and to consumers over the internet.

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations expected for the full year.

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

Short-Term Investments. We consider all short-term investments to be available-for-sale securities. These securities are comprised of guaranteed investment certificates and corporate bonds with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.

The following is a summary of our available-for-sale securities at June 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Guaranteed investment certificates	$19,281	$—	$—	$19,281
Corporate bonds	36,128	—	(55)	36,073

Total available-for-sale securities	$55,409	$—	$(55)	$55,354

December 31, 2016
Guaranteed investment certificates	$11,160	$—	$—	$11,160

Total available-for-sale securities	$11,160	$—	$—	$11,160

At June 30, 2017 maturities of our available-for-sale securities were as follows:
Less than one year	$55,409	$—	$(55)	$55,354

Fair Value of Financial Instruments. As of June 30, 2017 and December 31, 2016, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale securities are measured as Level 1 instruments as of June 30, 2017 and December 31, 2016.

Included in cash and cash equivalents at June 30, 2017 and December 31, 2016, was $60,987 and $83,704 invested in government money market funds. These funds hold investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of June 30, 2017 and December 31, 2016 was $3,220 and $1,980, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

In 2017, we purchased certificates of deposit (“CDs”) from a commercial bank. The CDs bear interest at rates ranging from 0.68% to 0.84% and mature monthly through February 28, 2018. The carrying values of the CDs approximate their fair value. These CDs serve as collateral for certain standby letters of credit and are reported as restricted cash on the accompanying consolidated balance sheets. Also see Note 7 – Commitments and Contingencies.

Inventories. Inventories are stated at the lower of cost and net realizable value determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2017	December 31, 2016
Raw materials	$5,410	$5,399
Work in process	1,305	1,034
Finished goods	7,833	5,366

	$14,548	$11,799

Property and Equipment. Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of income. Accumulated depreciation of property and equipment as of June 30, 2017 and December 31, 2016 was $37,709 and $36,067, respectively.

Intangible Assets. Intangible assets consist of a customer list, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of seven to fifteen years. Accumulated amortization of intangible assets as of June 30, 2017 and December 31, 2016 was $16,928 and $15,197, respectively. The change in intangibles from $10,337 as of December 31, 2016 to $9,343 as of June 30, 2017 is a result of $1,295 in amortization expense and $301 in foreign currency translation gains.

Goodwill. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisition of DNAG in August 2011. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

We performed our last annual impairment assessment as of July 31, 2016 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of June 30, 2017, we believe no indicators of impairment exist.

The change in goodwill from $18,793 as of December 31, 2016 to $19,482 as of June 30, 2017 is a result of foreign currency translation gain.

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

In June 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie Bahamas Ltd., a wholly-owned subsidiary of AbbVie Inc. (“AbbVie”), to co-promote our OraQuick® HCV test in the United States. On June 30, 2016, we mutually agreed to terminate our agreement with AbbVie effective December 31, 2016. Following the termination of the agreement, AbbVie was relieved of its co-promotion obligations, including its obligation to detail the OraQuick® HCV Rapid Test into physician offices, and has no further financial obligations to us. We are no longer obligated to compensate AbbVie for product detailing activities and are free to pursue arrangements with other pharmaceutical companies to market and promote our OraQuick® HCV Rapid Antibody Test in the U.S. Accordingly, during the second quarter and first six months of 2017 we did not record any revenue from this co-promotion agreement. During the second quarter and first six months of 2016, $3,360 and $6,722, respectively, of exclusivity revenue was recognized and recorded as other revenue in our consolidated statements of income.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from the U.S. Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our OraQuick® Ebola Rapid Antigen test. The three-year, multi-phased grant includes an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015, BARDA exercised an option to provide $7,200 in additional funding for our OraQuick® Ebola Rapid Antigen test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During the second quarter and first six months of 2017, $454 and $874, respectively, was recognized in connection with this grant. During the second quarter and first six months of 2016, $417 and $899 respectively, was recognized in connection with this grant.

In August 2016, we were awarded a contract for up to $16,600 in total funding from BARDA related to our rapid Zika test. The six-year, multi-phased contract includes an initial commitment of $7,000 and options for up to an additional $9,600 to fund the evaluation of additional product enhancements, and clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2,600 in additional funding for our rapid Zika test. Funding received under this contract is recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During the second quarter and first six months of 2017, $590 and $1,234, respectively, was recognized in connection with this grant.

Customer Sales Returns and Allowances. We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of income. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of June 30, 2017 and December 31, 2016, the reserve for sales returns and allowances was $183 and $217, respectively. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of June 30, 2017 and December 31, 2016 was comprised of customer prepayments of $1,477 and $1,388, respectively.

Customer and Vendor Concentrations. One of our customers accounted for 17% and 15% of our accounts receivable as of June 30, 2017 and December 31, 2016, respectively. Another customer accounted for 16% of our accounts receivable as of June 30, 2017. One of our customers accounted for approximately 20% and 15% of our net consolidated revenues for the three and six months ended June 30, 2017, respectively. Another customer accounted for 10% of our net consolidated revenues for the three months ended June 30, 2017. For the three and six months ended June 30, 2016, one of our customers accounted for approximately 11% of our net consolidated revenues, respectively.

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

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include shares from the assumed vesting or exercise of dilutive securities, such as common stock options, unvested restricted stock or performance stock units, unless the impact is antidilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares and performance stock units were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,428	$3,836	$17,869	$6,282

Weighted average shares of common stock outstanding:
Basic	58,478	55,543	57,708	55,497
Dilutive effect of stock options, restricted stock, and performance units	2,250	665	2,047	647

Diluted	60,728	56,208	59,755	56,144

Earnings per share:
Basic	$0.09	$0.07	$0.31	$0.11

Diluted	$0.09	$0.07	$0.30	$0.11

For the three-month periods ended June 30, 2017 and 2016, outstanding common stock options, unvested restricted stock, and unvested performance units representing 40 and 2,459 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, outstanding common stock options, unvested restricted stock and unvested performance units representing 353 and 3,191 shares, respectively, were similarly excluded from the computation of diluted earnings per share.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange losses resulting from foreign currency transactions that are included in other income (expense) in our consolidated statements of income were $418 and $302 for the three months ended June 30, 2017 and 2016, respectively. Net foreign exchange losses were $618 and $648 for the six months ended June 30, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheet.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. The $2,312 and $3,230 currency translation adjustments recorded in the first six months of 2017 and 2016, respectively, are largely the result of the translation of our Canadian operation’s balance sheets into U.S. dollars. Other comprehensive income at June 30, 2017 also includes net unrealized losses on marketable securities of $55.

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

Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of the transaction price to performance obligations related to our device and lab services for drug testing. This revenue stream amounts to less than 1% of total consolidated revenues. We will continue to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures, but do not anticipate the adoption will have a material impact on our financial results.

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

In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017. Since we have a full valuation allowance against our U.S. net deferred tax assets, the adoption of this standard for recognition of tax effects of deductions for employee share awards in excess of compensation costs (“windfall”) did not have a material impact on our consolidated financial statements and related disclosures. See Note 6 – Income Taxes, for additional information. Should our full valuation allowance be reversed in future periods, the adoption of this new guidance will introduce more volatility in the calculation of our effective tax rate, depending on the Company’s share price at exercise or vesting of share-based awards as compared to grant date. The other provisions of ASU 2016-09 did not have a material impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This update will be effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted ASU 2017-04 in the second quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

3. Accrued Expenses

	June 30, 2017	December 31, 2016
Payroll and related benefits	$6,877	$7,685
Income taxes payable (receivable)	1,463	(39)
Professional fees	804	982
Royalties	761	715
Other	2,187	1,971

	$12,092	$11,314

4. Credit Facility

On September 30, 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank. The Credit Agreement provides for revolving extensions of credit in an initial aggregate amount of up to $10,000 (inclusive of a letter of credit subfacility of $2,500), with an option to request, prior to the second anniversary of the closing date, that the lender, at its election, provide up to $5,000 of additional revolving commitments. Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings outstanding under the Credit Agreement at June 30, 2017 and December 31, 2016.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of June 30, 2017 and December 31, 2016, we were in compliance with all applicable covenants in the Credit Agreement.

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

Total compensation cost related to stock options for the six months ended June 30, 2017 and 2016 was $1,007 and $1,387, respectively. Net cash proceeds from the exercise of stock options were $21,014 and $209 for the six months ended June 30, 2017 and 2016, respectively. As a result of the Company’s net operating loss carryforward position, no actual income tax benefit was recognized in the consolidated statements of income from stock option exercises during these periods.

Compensation cost of $1,355 and $1,401 related to restricted shares was recognized during the six months ended June 30, 2017 and 2016, respectively. In connection with the vesting of restricted shares and options during the six months ended June 30, 2017 and 2016, we purchased and immediately retired 120 and 117 shares with aggregate values of $1,209 and $651, respectively, in satisfaction of minimum tax withholding obligations.

Commencing in 2016, we granted to certain executives performance-based restricted stock units (“PSUs”). Vesting of these PSUs is dependent upon achievement of performance-based metrics during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also remain in our service for three years from the grant date. Performance during the one-year period will be based on a one-year earnings per share target. If the one-year target is achieved, the PSUs will then vest three years from grant date. Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. If the three-year target is achieved, the corresponding PSUs will then vest three years from grant date. PSUs are converted into shares of our common stock once vested. Upon grant of the PSUs, we recognize compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. Compensation cost of $1,269 and $154 related to PSUs was recognized during the six months ended June 30, 2017 and 2016, respectively.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the six months ended June 30, 2017. During the six months ended June 30, 2016, we purchased and retired 423 shares of common stock at an average price of $6.29 per share for a total cost of $2,660 under this share purchase agreement.

6. Income Taxes

During the three and six months ended June 30, 2017, we recorded tax expense of $1,555 and $5,452, respectively. During the three and six months ended June 30, 2016, we recorded tax expense of $173 and $234, respectively.

Tax expense reflects taxes due to state and Canadian taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of June 30, 2017 relate to the tax effects of the basis difference between the intangible assets acquired in the DNAG acquisition for financial reporting and tax purposes. Tax expense in the first six months of 2017 reflects the additional Canadian taxes due as a result of the $12,500 gain from the settlement of our patent infringement and breach of contract litigation against Ancestry.com DNA LLC and its contract manufacturer.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate as of both June 30, 2017 and December 31, 2016 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three and six-month periods ended June 30, 2017 and 2016.

The new accounting guidance under ASU 2016-09 allows for the recognition of excess tax benefits regardless of whether the deduction reduces taxes payable. On January 1, 2017, we recorded a cumulative-effect adjustment to retained earnings of $3,391 to recognize the increase in our net operating loss carryforwards from the cumulative excess tax benefits not recognized in periods prior to January 1, 2017. A corresponding $3,391 increase to our valuation allowance associated with this tax benefit was also recorded to retained earnings thereby resulting in a net impact to retained earnings of $0.

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

We organized our operating segments according to the nature of the products included in those segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). We evaluate performance of our operating segments based on revenue and operating income.

We do not allocate interest income, interest expense, other income, other expenses or income taxes to our operating segments. Reportable segments have no inter-segment revenues and inter-segment expenses have been eliminated.

The following table summarizes operating segment information for the three and six months ended June 30, 2017 and 2016, and asset information as of June 30, 2017 and December 31, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
OSUR	$24,119	$22,926	$45,958	$45,125
DNAG	16,057	8,433	26,764	15,323

Total	$40,176	$31,359	$72,722	$60,448

Operating income:
OSUR	$438	$2,919	$218	$4,526
DNAG	6,449	1,430	22,540	2,522

Total	$6,887	$4,349	$22,758	$7,048

Depreciation and amortization:
OSUR	$678	$661	$1,334	$1,315
DNAG	793	727	1,557	1,423

Total	$1,471	$1,388	$2,891	$2,738

Capital expenditures:
OSUR	$553	$661	$1,337	$1,123
DNAG	136	460	230	1,606

Total	$689	$1,121	$1,567	$2,729

	June 30, 2017	December 31, 2016
Total assets:
OSUR	$178,693	$151,719
DNAG	79,658	56,216

Total	$258,351	$207,935

Our products are sold principally in the United States and Europe.

The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$28,954	$24,021	$49,808	$46,191
Europe	2,436	2,957	5,561	6,836
Other regions	8,786	4,381	17,353	7,421

	$40,176	$31,359	$72,722	$60,448

The following table represents total long-lived assets by geographic area:

	June 30, 2017	December 31, 2016
United States	$15,966	$15,737
Canada	4,317	4,286
Other regions	8	10

	$20,291	$20,033

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/loss per share, net income (loss), expenses, cash flow or other financial performance or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through our internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for our products; impact of increased reliance on U.S. government contracts; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of negative economic conditions, high unemployment levels and poor credit conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid testing or other products; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; history of losses and ability to achieve sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to meet financial covenants in credit agreements; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Recent Developments

Gates Foundation

In June 2017, we entered into a charitable support agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that will enable us to offer our OraQuick® HIV self-test at an affordable price in 50 developing countries in Africa and Asia with funding from the Gates Foundation. The funding will consist of support payments tied to the volume of product we sell and reimbursement of certain related costs. The agreement has a four-year term and will enable non-governmental organizations in the eligible countries that receive funding from government or public sector agencies and donors to access our HIV self-test at reduced pricing. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement.

WHO Prequalification

In July 2017, our OraQuick® HIV self-test was prequalified by the World Health Organization (“WHO”). WHO prequalification aims to ensure that diagnostic tests for high burden diseases meet global standards of quality, safety, and efficacy, in order to optimize use of health resources and improve health outcomes. WHO prequalification enables governmental organizations implementing HIV self-test pilots and programs to access international funding to purchase our test.

Self-Testing Project in Africa

In July 2017, our OraQuick® HIV self-test was selected by UNITAID and Population Services International (“PSI”) for use in Phase II of the HIV Self-Testing in Africa (“STAR”) project. Phase II of the project will begin in the fourth quarter of 2017 and continue over a two-year period. Approximately 4 million HIV self-tests are expected to be deployed in Phase II. We believe that we will supply the vast majority of these tests. The OraQuick® HIV self-test has been used in Phase I of the STAR Project, which represented the largest evaluation of HIV self-testing to date. Under Phase I of the project, 750,000 OraQuick® HIV self-tests will have been distributed when this phase is completed.

Current Consolidated Financial Results

During the six months ended June 30, 2017, our consolidated net revenues were $72.7 million, compared to $60.4 million for the six months ended June 30, 2016. Net product revenues during the six months ended June 30, 2017 increased 34% when compared to the first half of 2016, primarily due to higher sales of our molecular and OraQuick® HCV products and higher international sales of our OraQuick® HIV self-test, partially offset by lower domestic sales of our professional OraQuick® HIV product and lower sales of our cryosurgical products. Other revenues for the first six months of 2017 were $2.1 million compared to $7.6 million in the same period of 2016. Other revenues in the first six months of 2017 represent revenue recognized in connection with funding received from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) for our Ebola and Zika products. Other revenues in the first six months of 2016 included $899,000 of BARDA funding and $6.7 million of exclusivity revenues recognized under our HCV co-promotion agreement with AbbVie, which terminated effective December 31, 2016.

Our consolidated net income for the six months ended June 30, 2017 was $17.9 million, or $0.30 per share on a fully-diluted basis, compared to consolidated net income of $6.3 million, or $0.11 per share on a fully-diluted basis, for the six months ended June 30, 2016. Results for the current six month period include a pre-tax gain of $12.5 million associated with the settlement of our litigation against Ancestry.com DNA LLC and its contract manufacturer in the first quarter of 2017.

Cash provided by operating activities for the six months ended June 30, 2017 was $21.7 million and included the $12.5 million litigation settlement noted above. Cash provided by operating activities during the six months ended June 30, 2016 was $16.7 million. As of June 30, 2017, we had $162.1 million in cash (including restricted cash), cash equivalents, and short-term investments, compared to $120.9 million at December 31, 2016.

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

Results of Operations

Three months ended June 30, 2017 compared to June 30, 2016

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	Dollars		%	Percentage of Total Net Revenues
	2017	2016	Change	2017	2016
OSUR	$23,075	$19,149	21%	57%	61%
DNAG	16,057	8,433	90	40	27

Net product revenues	39,132	27,582	42	97	88
Other	1,044	3,777	(72)	3	12

Net revenues	$40,176	$31,359	28%	100%	100%

Consolidated net product revenues increased 42% to $39.1 million in the second quarter of 2017 from $27.6 million in the comparable period of 2016. Higher sales of our molecular and OraQuick® HCV products were partially offset by lower domestic sales of our professional OraQuick® HIV product. In the second quarter of 2017, we recognized $1.0 million in other revenues in connection with funding from BARDA related to our Ebola and Zika products. Other revenues in the second quarter of 2016 were $3.8 million and included $3.4 million in exclusivity payments received under our HCV co-promotion agreement with AbbVie and $417,000 in BARDA funding. Our co-promotion agreement with AbbVie was terminated effective as of December 31, 2016 and no further revenues under this agreement will be recognized.

Consolidated net revenues derived from products sold to customers outside of the United States were $11.2 million and $7.3 million, or 28% and 23% of total net revenues, in the second quarters of 2017 and 2016, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment.

	Three Months Ended June 30,
	Dollars		%	Percentage of Total Net Revenues
Market	2017	2016	Change	2017	2016
Infectious disease testing	$16,663	$12,949	29%	70%	57%
Risk assessment testing	3,238	3,159	3	13	14
Cryosurgical	3,174	3,041	4	13	13

Net product revenues	23,075	19,149	21	96	84
Other	1,044	3,777	(72)	4	16

Net revenues	$24,119	$22,926	5%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 29% to $16.7 million in the second quarter of 2017 from $12.9 million in the second quarter of 2016. This increase resulted from higher sales of our OraQuick® HCV product, partially offset by a decline in domestic sales of our professional OraQuick® HIV product.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the second quarters of 2017 and 2016.

	Three Months Ended June 30,
Market	2017	2016	% Change
Domestic HIV	$4,965	$5,886	(16)%
International HIV	2,025	1,969	3
Domestic OTC HIV	1,894	1,739	9

Net HIV revenues	8,884	9,594	(7)

Domestic HCV	2,382	1,788	33
International HCV	5,261	1,428	268

Net HCV revenues	7,643	3,216	138

Net OraQuick® HIV and HCV product revenues	$16,527	$12,810	29%

Domestic OraQuick® HIV sales decreased 16% to $5.0 million for the three months ended June 30, 2017 from $5.9 million for the three months ended June 30, 2016. This decrease was primarily the result of customer ordering patterns and continued price and product competition. We anticipate that future domestic sales of our professional HIV product will continue to be negatively affected as a result of the Centers for Disease Control and Prevention (“CDC”) testing guidelines recommending the use of competing fourth generation automated HIV immunoassays performed in a laboratory, changes in government funding and continued product and price competition. International sales of our OraQuick® HIV test during the second quarter of 2017 remained relatively consistent at $2.0 million compared to $1.9 million in the second quarter of 2016.

Sales of our OraQuick® In-Home HIV test during the second quarter of 2017 increased 9% to $1.9 million from $1.7 million in the second quarter of 2016 as a result of additional shelf placement in certain retail pharmacies and increased sales to public health customers.

Domestic OraQuick® HCV sales increased 33% to $2.4 million in the second quarter of 2017 from $1.8 million in the second quarter of 2016 primarily due to customer ordering patterns and an increase in the average size of customer orders. International OraQuick® HCV sales increased 268% to $5.3 million in the second quarter of 2017 from $1.4 million in the second quarter of 2016, largely due to continued product shipments to a foreign government to support a nationwide HCV testing and treatment program.

Risk Assessment Market

Sales to the risk assessment market remained relatively consistent at $3.2 million in the second quarter of 2017 compared to $3.1 million in the second quarter of 2016.

Cryosurgical Market

Sales of our cryosurgical products (which includes sales in both the physicians’ office and OTC markets) increased 4% to $3.2 million in the second quarter of 2017 from $3.0 million in the second quarter of 2016.

The table below shows a breakdown of our total net cryosurgical revenues (dollars in thousands) generated in each market during the second quarters of 2017 and 2016.

	Three Months Ended June 30,
Market	2017	2016	% Change
Domestic professional	$1,445	$1,145	26%
International professional	243	211	15
Domestic OTC	347	345	1
International OTC	1,139	1,340	(15)

Net cryosurgical revenues	$3,174	$3,041	4%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 26% to $1.4 million in the second quarter of 2017 from $1.1 million in the second quarter of 2016, primarily due to the continued recovery of business previously lost to competition. International sales of Histofreezer® increased to $243,000 in the second quarter of 2017 from $211,000 in the same period of the prior year largely due to higher sales into Asia.

Sales of our private-label wart removal product in the U.S. retail market remained consistent at $347,000 in the second quarter of 2017 compared to $345,000 in the second quarter of 2016.

Sales of our international OTC cryosurgical products during the second quarter of 2017 decreased 15% to $1.1 million compared to $1.3 million in the second quarter of 2016, largely due to lower sales into Europe.

Other revenues

Other revenues in the second quarter of 2017 decreased 72% to $1.0 million from $3.8 million in the second quarter of 2016. Other revenues in the second quarter of 2016 included $3.4 million of AbbVie exclusivity revenues. There are no similar revenues in the second quarter of 2017 due to the termination of our HCV co-promotion agreement with AbbVie on December 31, 2016. Revenue from BARDA funding increased to $1.0 million in the second quarter of 2017 compared to $417,000 in the second quarter of 2016, largely due to the inclusion of funding related to our rapid Zika test.

DNAG Segment

Molecular Market

Net molecular revenues increased 90% to $16.1 million in the second quarter of 2017 from $8.4 million in the second quarter of 2016. Sales of our Oragene® product in the commercial market rose 122% in the second quarter of 2017 compared to the second quarter of 2016, largely as a result of higher customer demand, primarily in the consumer genetics market. Sales of our Oragene® product in the academic market increased 2% in the second quarter of 2017 compared to the second quarter of 2016 largely due to customer ordering patterns. The higher revenues in the second quarter of 2017 also included $843,000 in sales of our microbiome product compared to $218,000 in the same period of 2016. We believe interest in our microbiome product offering continues to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 63% for the second quarter of 2017 compared to 67% for the second quarter of 2016. Gross margin in the second quarter of 2017 was negatively impacted by the absence of exclusivity revenues under our HCV co-promotion agreement with AbbVie.

Consolidated operating income for the second quarter of 2017 was $6.9 million, a $2.5 million improvement from $4.3 million of operating income reported in the second quarter of 2016. The operating income for the second quarter of 2017 benefited from higher product revenues in the current period as compared to last year, partially offset by an increase in staffing costs Company-wide.

OPERATING INCOME BY SEGMENT

OSUR Segment

OSUR’s gross margin was 62% in the second quarter of 2017 compared to 67% in the second quarter of 2016. OSUR’s gross margin in the second quarter of 2017 was negatively impacted by the absence of exclusivity revenues under our HCV co-promotion agreement with AbbVie ($3.4 million was recorded in the second quarter of 2016 and none in 2017), partially offset by the benefit of increased product revenues in the quarter.

Research and development expenses increased 12% to $2.6 million in the second quarter of 2017 from $2.3 million in the second quarter of 2016, largely due to higher supply costs associated with the development of our Ebola and Zika products. Sales and marketing expenses increased 4% to $5.2 million in the second quarter of 2017 from $5.0 million in the second quarter of 2016 largely due to increased external commissions to be paid to our international distributors and increased staffing costs. General and administrative expenses increased 34% to $6.8 million in the second quarter of 2017 from $5.1 million in the second quarter of 2016 due to higher staffing costs which includes an increase in accrued bonuses as a result of Company performance.

All of the above contributed to OSUR’s second quarter 2017 operating income of $438,000, which included non-cash charges of $678,000 for depreciation and amortization and $1.9 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 65% in the second quarter of 2017 compared to 68% in the second quarter of 2016. This decline was attributable to an increase in lower margin product sales in the second quarter of 2017 compared to the second quarter of 2016.

Research and development expenses increased 13% to $722,000 in the second quarter of 2017 from $639,000 in the second quarter of 2016, largely due to higher staffing costs. Sales and marketing expenses decreased 3% to $2.3 million in the second quarter of 2017 from $2.4 million in the second quarter of 2016 due to a reduction in our allowance for uncollectible accounts partially offset by higher staffing costs. General and administrative expenses decreased 25% to $949,000 in the second quarter of 2017 compared to $1.3 million in the second quarter of 2016 primarily due to lower legal costs partially offset by increased staffing expenses.

All of the above contributed to DNAG’s second quarter 2017 operating income of $6.4 million, which included non-cash charges of $793,000 for depreciation and amortization and $164,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2017, no state income tax expense was recorded as compared to $50,000 in the three months ended June 30, 2016. Canadian income tax expense of $1.6 million and $123,000 was recorded in the second quarters of 2017 and 2016, respectively.

Six months ended June 30, 2017 compared to June 30, 2016

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2017	2016		2017	2016
OSUR	$43,850	$37,504	17%	60%	62%
DNAG	26,764	15,323	75	37	25

Net product revenues	70,614	52,827	34	97	87
Other	2,108	7,621	(72)	3	13

Net revenues	$72,722	$60,448	20%	100%	100%

Consolidated net product revenues increased 34% to $70.6 million in the first half of 2017 from $52.8 million in the comparable period of 2016. Higher sales of our molecular and OraQuick® HCV products and higher international sales of our OraQuick® HIV self-test were partially offset by lower domestic sales of our professional OraQuick® HIV product and lower sales of our cryosurgical products. In the first half of 2017, we recognized $2.1 million as other revenues in connection with funding from BARDA related to our Ebola and Zika products. Other revenues in the first half of 2016 were $7.6 million and included $6.7 million in exclusivity payments received under our HCV co-promotion agreement with AbbVie and $899,000 in BARDA funding. Our co-promotion agreement with AbbVie was terminated effective as of December 31, 2016 and no further revenues under this agreement will be recognized.

Consolidated net revenues derived from products sold to customers outside of the United States were $22.9 million and $14.3 million, or 32% and 24% of total net revenues, during the six months ended June 30, 2017 and 2016, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment.

	Six Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
Market	2017	2016		2017	2016
Infectious disease testing	$31,245	$24,317	28%	67%	54%
Risk assessment testing	6,368	6,265	2	14	14
Cryosurgical systems	6,237	6,922	(10)	14	15

Net product revenues	43,850	37,504	17	95	83
Other	2,108	7,621	(72)	5	17

Net revenues	$45,958	$45,125	2%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 28% to $31.2 million in the first half of 2017 from $24.3 million in the first half of 2016. This increase resulted from higher sales of our OraQuick® HCV product and higher international sales of our OraQuick® HIV self-test partially offset by a decline in domestic sales of our professional OraQuick® HIV product.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
Market	2017	2016	% Change
Domestic HIV	$8,779	$11,588	(24)%
International HIV	4,669	2,824	65
Domestic OTC HIV	3,436	3,262	5

Net HIV revenues	16,884	17,674	(4)

Domestic HCV	4,091	3,689	11
International HCV	9,664	2,430	298

Net HCV revenues	13,755	6,119	125

Net OraQuick® revenues	$30,639	$23,793	29%

Domestic OraQuick® HIV sales decreased 24% to $8.8 million for the six months ended June 30, 2017 from $11.6 million for the six months ended June 30, 2016. This decrease was primarily the result of continued price and product competition and customer ordering patterns. We anticipate that future domestic sales of our professional HIV product will continue to be negatively affected as a result of the Centers for Disease Control and Prevention (“CDC”) testing guidelines recommending the use of competing fourth generation automated HIV immunoassays performed in a laboratory, changes in government funding and continued product and price competition. International sales of our OraQuick® HIV products during the first half of 2017 rose 65% to $4.7 million from $2.8 million in the first half of 2016. This increase was largely due to the continued shipment of product in support of a HIV self-testing program in Africa and higher sales into the Middle East.

Sales of our OraQuick® In-Home HIV test during the first half of 2017 of $3.4 million increased 5% compared to $3.3 million in the first half of 2016.

Domestic OraQuick® HCV sales increased 11% to $4.1 million in the first half of 2017 from $3.7 million in the first half of 2016 primarily due to customer ordering patterns and an increase in the average size of customer orders. International OraQuick® HCV sales increased 298% to $9.7 million in the first half of 2017 from $2.4 million in the first half of 2016, largely due to continued product shipments to a foreign government to support a nationwide HCV testing and treatment program and increased sales in Africa.

Risk Assessment Market

Sales to the risk assessment market remained relatively consistent at $6.4 million in the first half of 2017 compared to $6.3 million in the first half of 2016.

Cryosurgical Market

Sales of our cryosurgical products (which includes sales in both the physicians’ office and OTC markets) decreased 10% to $6.2 million in the first half of 2017 from $6.9 million in the first half of 2016.

The table below shows a breakdown of our total net cryosurgical revenues (dollars in thousands) generated in each market during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
Market	2017	2016	% Change
Domestic professional	$2,941	$2,699	9%
International professional	373	446	(16)
Domestic OTC	632	723	(13)
International OTC	2,291	3,054	(25)

Net cryosurgical systems revenues	$6,237	$6,922	(10)%

Sales of our Histofreezer® product to physicians’ offices in the United States increased 9% to $2.9 million in the first half of 2017 from $2.7 million in the first half of 2016, primarily due to the continued recovery of business previously lost to competition partially offset by the impact of distributor ordering patterns. International sales of our Histofreezer® product decreased to $373,000 in the first half of 2017 from $446,000 in the same period of the prior year largely due to lower sales into Europe.

Sales of our private-label wart removal product in the U.S. retail market decreased to $632,000 in the first half of 2017 from $723,000 in the first half of 2016. Sales volume in the first half of 2016 was higher as a result of initial stocking orders for a new large pharmacy customer during that period.

Sales of our international OTC cryosurgical products during the first half of 2017 decreased 25% to $2.3 million compared to $3.1 million in the first half of 2016, largely due to lower sales into Europe and Latin America.

Other revenues

Other revenues in the first half of 2017 decreased 72% to $2.1 million from $7.6 million in the first half of 2016.

Other revenues in the first half of 2016 included AbbVie exclusivity revenues of $6.7 million. There are no similar revenues in 2017 due to the termination of our HCV co-promotion agreement with AbbVie on December 31, 2016. Revenues related to funding from BARDA increased to $2.1 million in the first half of 2017 compared to $899,000 in the first half of 2016.

DNAG Segment

Molecular Market

Net molecular revenues increased 75% to $26.8 million in the first half of 2017 from $15.3 million in the first half of 2016. Sales of our Oragene® product in the commercial market rose 121% in the first half of 2017 compared to the first half of 2016, largely as a result of higher customer demand, primarily in the consumer genetics market. Sales of our Oragene® product in the academic market decreased 11% in the first half of 2017 compared to the first half of 2016 largely due to ordering patterns of existing customers. The higher revenues in the first half of 2017 also included $1.6 million in sales of our microbiome product compared to $381,000 in the same period of 2016. We believe interest in our microbiome product offering continues to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 63% for the first half of 2017 compared to 68% for the first half of 2016. Gross margin in the first half of 2017 was negatively impacted by the absence of exclusivity revenues under our HCV co-promotion agreement with AbbVie, an increase in lower margin product sales, and an increase in scrap and spoilage costs.

Consolidated operating income for the first half of 2017 was $22.7 million, a $15.7 million improvement from $7.0 million of operating income reported in the first half of 2016. The operating income for the first half of 2017 benefited from the Ancestry litigation settlement gain, increased product revenues, and lower sales and marketing costs, partially offset by higher research and development and general and administrative expenses.

OPERATING INCOME BY SEGMENT

OSUR Segment

OSUR’s gross margin was 61% in the first half of 2017 compared to 68% in the first half of 2016. OSUR’s gross margin in the first half of 2017 was negatively impacted primarily by the absence of exclusivity revenues under our HCV co-promotion agreement with AbbVie ($6.7 million was recorded in the first half of 2016 and none was recorded in 2017).

Research and development expenses increased 22% to $5.0 million in the first half of 2017 from $4.1 million in the first half of 2016, largely due to higher supply costs associated with the development of our Ebola and Zika products and increased staffing expenses. Sales and marketing expenses decreased 14% to $9.8 million in the first half of 2017 from $11.4 million in the same period of 2016. This decrease was primarily the result of the termination of our OraQuick® HCV co-promotion agreement with AbbVie on December 31, 2016 and lower staffing costs. General and administrative expenses increased 24% to $13.1 million in the first half of 2017 from $10.5 million in the first half of 2016 due to increased staffing costs, which includes an increase in accrued bonuses as a result of Company performance.

All of the above contributed to OSUR’s operating income of $218,000 in the first half of 2017, which included non-cash charges of $1.3 million for depreciation and amortization and $3.4 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 66% in the first half of 2017 compared to 70% in the first half of 2016. This decline was attributable to an increase in lower margin sales in the first half of 2017 compared to the first half of 2016.

Research and development expenses remained consistent at $1.3 million in both the first six months of 2017 and the first six months of 2016. Sales and marketing expenses decreased 2% to $4.5 million in the first half of 2017 from $4.6 million in the first half of 2016 due to a reduction in our allowance for uncollectible accounts partially offset by higher staffing costs. General and administrative expenses decreased 24% to $1.8 million in the first half of 2017 compared to $2.3 million in the first half of 2016 primarily due to lower legal costs partially offset by increased staffing expenses. Operating expenses in the first half of 2017 were offset by the $12.5 million pre-tax gain associated with the settlement of our litigation with Ancestry.com DNA, LLC and its contract manufacturer.

All of the above contributed to DNAG’s operating income of $22.5 million in the first half of 2017, which included non-cash charges of $1.6 million for depreciation and amortization and $260,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the six months ended June 30, 2017, state income tax expense of $31,000 was recorded compared to $50,000 in the six months ended June 30, 2016. Canadian income tax expense of $5.4 million and $184,000 was recorded in the first half of 2017 and 2016, respectively. Taxes in the first half of 2017 included the additional taxes due as a result of the $12.5 million Ancestry litigation settlement payment.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016
	(In thousands)
Cash, cash equivalents and restricted cash	$106,703	$109,790
Short-term investments	55,354	11,160
Working capital	182,507	139,106

Our cash, cash equivalents, restricted cash and short-term investment balances increased to $162.1 million at June 30, 2017 from $120.9 million at December 31, 2016. Our working capital increased to $182.5 million at June 30, 2017 from $139.1 million at December 31, 2016.

During the first half of 2017, we generated $21.7 million in cash from operating activities. Our net income of $17.9 million benefitted from non-cash stock-based compensation expense of $3.6 million and depreciation and amortization expense of $2.9 million, partially offset by a net reduction of other non-cash charges of $144,000. Additional sources of cash included an increase in accounts payable of $4.7 million largely due to inventory purchases that were invoiced at the end of the quarter, and a decrease in prepaid and other assets of $1.5 million largely due to the receipt of $1.4 million as payment of a claim from one of our raw material suppliers. This settlement was recorded as a receivable at December 31, 2016. Uses of cash in operating activities during the period include an increase in accounts receivable of $6.9 million largely resulting from the increase in orders placed near the end of the current quarter, an increase in inventory balances of $2.7 million required to meet expected demand, and a decrease in accrued expenses and other liabilities of $713,000 associated with payment of our 2016 management incentive bonuses partially offset by an increase in our Canadian income taxes payable.

Net cash used in investing activities was $45.2 million for the six months ended June 30, 2017, which reflects $62.2 million used to purchase short-term investments and $1.6 million to acquire property and equipment partially offset by $18.6 million in proceeds from the maturities of short-term investments.

Net cash provided by financing activities was $19.8 million for the six months ended June 30, 2017, which resulted from $21.0 million in proceeds received from the exercise of stock options partially offset by $1.2 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares.

On September 30, 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank. The Credit Agreement provides for revolving extensions of credit in an initial aggregate amount of up to $10.0 million (inclusive of a letter of credit subfacility of $2.5 million), with an option to request, prior to the second anniversary of the closing date, that lenders, at their election, provide up to $5.0 million of additional revolving commitments. Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings outstanding at June 30, 2017 or December 31, 2016.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of June 30, 2017 and December 31, 2016, we were in compliance with all applicable covenants under the Credit Agreement.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2016 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there were no significant changes to this information, including the absence of any off-balance sheet arrangements.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. During the first six months of 2017, there were no material changes in our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of June 30, 2017, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.1% of our total revenues for the six months ended June 30, 2017. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of this subsidiary’s revenues are recorded in U.S. dollars, almost all of this subsidiary’s operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets, subject to translation, of $83.4 million CDN ($64.3 million USD), which are included in the Company’s consolidated balance sheet as of June 30, 2017. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have decreased our comprehensive income by $6.4 million in the six months ended June 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2, 3)
April 1, 2017 - April 30, 2017	2,335	(1)	$12.39	N/A	$11,984,720
May 1, 2017 - May 31, 2017	21,753	(1)	15.13	N/A	11,984,720
June 1, 2017 - June 30, 2017	—		—	—	11,984,720

	24,088			—

(1)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
(2)	On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.
(3)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

In light of the results of the advisory vote on the frequency of say-on-pay votes at our Annual Meeting of Stockholders held on May 16, 2017, our Board of Directors determined that the Company will continue to hold an advisory say-on-pay vote each year. The Board of Directors will re-evaluate this determination no later than the next stockholder vote on the frequency of say-on-pay votes.

Item 6.	EXHIBITS

Exhibits are listed on the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Ronald H. Spair
Date: August 9, 2017	Ronald H. Spair
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/ Mark L. Kuna
Date: August 9, 2017	Mark L. Kuna
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Employment Agreement, dated as of January 7, 2008, as amended, between DNA Genotek, Inc. and Brian Smith.*

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.