Form 10-K
period 2017-12-31
ORASURE TECHNOLOGIES INC
filed 2018-02-28
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(Registrant’s Telephone Number, Including Area Code):

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2017): $1,010,050,592

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 23, 2018: 60,966,866 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to market and sell products, whether through our internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products; impact of significant customer concentration in the genomics business; impact of increased reliance on U.S. government contracts; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of negative economic conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid testing, collection or other products; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to meet financial covenants in credit agreements; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully under Item 1A, entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Annual Report and we undertake no duty to update these statements.

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

Our business is made up of two principal segments. The first is our “OSUR” business, which consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

The second segment is our “DNAG” or molecular collection systems business and is operated primarily through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada. In the DNAG business, we manufacture and sell kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We also sell research use only products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services called “GenoFINDTM”, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers in many countries worldwide, including many leading research universities and hospitals.

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

Products

The following is a summary of our principal products and services and their regulatory and commercial status:

Product/Service	Description	Regulatory Status	Commercial Status
OraQuick ADVANCE® HIV-1/2

A rapid, point-of-care

qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read in approximately 20 minutes.

Premarket approval (“PMA”) by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.

CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.

Marketed Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma.	Marketed
		Registered in various other countries.	Marketed
OraQuick® HIV – 1/2 (Export Only)		World Health Organization (“WHO”) pre-qualification.	Marketed
		Registered in various foreign countries.	Marketed
OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV-1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use. CE Mark (European Union) approved for OTC use.	Marketed Not Marketed

OraQuick® HIV Self-Test	Rapid point-of-care qualitative and oral fluid HIV-1/2 Self-Test that can be visually read in approximately 20 minutes.	Registered in various countries. WHO pre-qualification.	Marketed
OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.	Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma. Also registered in various other countries.	Marketed
		Registered in various other countries.	Marketed
		WHO pre-qualification.	Marketed

Product/Service	Description	Regulatory Status	Commercial Status
OraQuick® Ebola	A rapid point-of-care qualitative test for Ebola antigen that can be visually read in approximately 30 minutes.	Emergency Use Authorization (“EUA”) for use with finger stick and venous whole blood specimens from live patients.	Marketed
		EUA for use with oral fluid specimens from cadavers.	Marketed
		Emergency Use Assessment and Listing by WHO for whole blood samples and oral fluid samples from cadavers.	Marketed
OraQuick® Zika	A rapid point-of-care qualitative test for Zika antibodies that can be read in approximately 20 minutes.	Under development.	Not Marketed
OraSure QuickFlu® Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash. CLIA waived for use with nasal and nasopharyngeal swabs.	Marketed Marketed

OraSure®	Oral fluid collection device for detection of HIV-1 antibodies, cocaine and cotinine in a laboratory setting.	PMA approved for detection of HIV-1 antibodies with approved laboratory enzyme immunoassay test and registered as a Class I Medical device in the U.S. for detection of cocaine and cotinine.	Marketed
Oragene® • DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for use with FDA-cleared or exempt molecular tests, including OTC use.	Marketed
Oragene® • DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed
Oragene® • RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed
ORAcollect® • DX	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	FDA 510(k) cleared.	Marketed
ORAcollect® • DNA	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device.	Marketed
		Registered in various foreign countries.	Marketed
OMNIgene® • DISCOVER	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed

Product/Service	Description	Regulatory Status	Commercial Status
Performagene	All-in-one non-invasive swab kit for the collection, stablization and transportation of animal DNA samples.	Animal research use only.	Marketed
OMNIgene® • GUT	All-in-one system for the collection, stabilization, transportation and storage of microbial DNA in stool samples.	Research use only product. CE marked and registered in certain countries.	Marketed Marketed

OMNIgene® • SPUTUM	Reagent for liquefying, decontaminating, transporting and preserving tuberculosis bacteria in sputum samples.	Research use only product. CE marked and registered in certain countries.	Marketed
OMNIgene® •VAGINAL	Device for self-collection and stabilization of DNA and RNA from the vagina.	Research use only.	Marketed
OMNIgene® • ORAL	Device for self-collection and stabilization of DNA and RNA from the mouth.	Research use only.	Marketed
Hemagene®	Reagent to stabilize high molecular weight DNA in buffy coat samples at ambient temperature	Research use only.	Marketed
PrepIT®	Reagents for extraction and preparation of DNA from saliva.	CE marked and registered in the U.S., Canada and various other countries.	Marketed
GenoFINDTM	End-to-end services for genomics and microbiome analysis	Provided by CLIA and College of American Pathologists (“CAP”) certified lab.	Marketed
Intercept®	Oral fluid collection device for oral fluid drugs-of-abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with nine MICRO-PLATE DOA assays.	Marketed
		CE marked and registered in certain countries.	Marketed
MICRO-PLATE DOA Assays

Used to detect the following drugs in an oral fluid sample collected with Intercept® device: tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines, methamphetamines, phencyclidine (“PCP”), benzodiazepines, barbiturates and methadone.

		Nine drug assays – FDA 510(k) cleared. Assays CE marked and registered in certain countries.	Marketed Marketed

Intercept i2®	Oral fluid collection device for oral fluid DOA testing in a laboratory setting using fully-automated, high-throughput oral fluid DOA assays.	Forensic use only product. Generic device CE marked and registered as Class I Medical Device in the U.S.	Marketed Marketed

Homogeneous DOA Assays	Fully-automated high-throughput oral fluid DOA assays jointly developed with Thermo Fisher for use on oral fluid samples collected	Forensic use only.	Marketed

Product/Service	Description	Regulatory Status	Commercial Status
with an Intercept i2® device to detect PCP, opiates, cocaine, methamphetamines amphetamines, and THC.
Cryosurgical Systems - Professional	Cryosurgical (freezing) system for the removal of warts and other benign skin lesions, marketed under the Histofreezer® tradename primarily to the physicians’ office market.	FDA 510(k) cleared for nine types of skin lesions. CE marked and registered in certain countries.	Marketed Marketed

Cryosurgical Systems – OTC	Cryosurgical system for the removal of common and plantar warts and skin tags, sold in various OTC markets under certain brand names and on a private label basis.	FDA 510(k) cleared for common and plantar warts. Registered in Canada for warts and skin tags.	Marketed Marketed

		CE marked and registered for warts in certain countries under Scholl Freeze Spray® and POINTTS® names and for skin tags under CryoTag name.	Marketed
		CE marked for skin tags.	Marketed

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

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an over-the-counter oral-fluid only version of our OraQuick ADVANCE® HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market. We have also received a CE mark for the OraQuick® In-Home HIV test, although this product is not currently sold in the European Union. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established a toll free, 24/7, 365-day per year customer call center to provide additional information and referral support for consumers.

OraQuick® HIV Self-Test

The OraQuick® HIV Self-Test has the same diagnostic capabilities as our U.S. approved OraQuick® In-Home HIV test but is sold into certain foreign countries at a lower cost to meet the needs of those markets. We are working with Population Services International (“PSI”), a leading global health organization, along with UNITAID, the WHO and health officials from several African countries to deploy our self-test through the UNITAID-PSI HIV Self-Testing in Africa (“STAR”) project. The OraQuick® Self-Test has labeling and instructions specifically tailored for the African marketplace. The purpose of the STAR project is to generate crucial information about how best to deliver HIV self-testing, how to generate demand for HIV testing in this manner and what the potential public health impact of self-testing will be. Our OraQuick® Self-Test was chosen by PSI because of its quality, ease-of-use and oral fluid option. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, UNITAID and other agencies.

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

OraSure QuickFlu® Rapid Flu A&B Test

The OraSure QuickFlu® Rapid Flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as ten minutes. This product is manufactured for us under an agreement with Princeton BioMeditech Corporation (“PBM”) and is currently sold in certain U.S. markets. PBM has also obtained a CLIA waiver for this test for use with nasal and nasopharyngeal swabs.

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

The OraSure® collection device is FDA approved for use in the detection of HIV-1 antibodies. The generic version is a Class I medical device for the detection of cocaine and cotinine in oral fluid specimens. HIV-1 antibody detection using the OraSure® collection device involves three steps:

•	Collection of an oral fluid specimen using the OraSure® device;

•	Screening of the specimen for HIV-1 antibodies at a laboratory with an enzyme immunoassay (“EIA”) screening test approved by the FDA for use with the OraSure® device; and

•	Laboratory confirmation of any positive screening test results with either our oral fluid Western blot HIV-1 confirmatory test (described below) or a blood based nucleic acid test.

A trained health care professional then conveys test results and provides appropriate counseling to the individual who was tested.

Tuberculosis (“TB”) Products

OMNIgene® • SPUTUM is a non-toxic and highly stable reagent that liquefies and decontaminates sputum samples at the point-of-collection or in the lab while preserving the viability of TB bacteria for at least eight (8) days at ambient temperatures. Optimized samples are compatible with all routine TB tests, enable cost-effective sample transport and simplify laboratory workflows while eliminating the need for lab reagents that require daily mixing and quality control. We believe OMNIGENE® • SPUTUM can improve laboratory and operational workflows compared to current approaches, and improve overall test results. This product is being offered to TB laboratories for evaluation.

The OMNIgene® • SPUTUM product is CE marked and is gaining greater interest for tuberculosis testing. Healthcare providers from more than 60 countries have expressed interest in evaluating this product and business entities, ranging from Ministries of Health, non-government organizations, donor agencies and diagnostic test developers, have begun their product evaluations. Our tuberculosis products are well positioned to support the U.S. government’s National Action Plan for combatting multi-drug resistant tuberculosis, by providing much needed solutions to developing countries that are at the highest risk for multi-drug resistant tuberculosis.

Molecular Collection Systems

We sell a number of genomic products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA and/or RNA from human and animal biologic samples. Our lead product is sold under the Oragene® brand and is used to collect DNA from human saliva. These products are currently sold to thousands of academic, research and commercial customers in many countries worldwide.

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

We also market several microbiome collection products designed to collect, stabilize and transport the microbial profile from multiple sample types. Unlike genomic DNA, the microbiome of a sample can change over time, especially when exposed to temperature and environment fluctuations. In order to optimize and standardize sample results, a reliable method that captures and preserves (“snapshots”) the microbiome after collection, until analysis is required. We believe our products provide such a reliable method.

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

Our molecular collection products historically have been sold primarily as Class I medical devices for use by research and academic institutions. We have received FDA 510(k) clearance of the Oragene®•DX product for use with the eSensor® Warfarin sensitivity saliva test. A separate 510(k) clearance permits self-collection by consumers when the sample is to be tested with either an exempt or 510(k) cleared molecular test. Our ORAcollect® product similarly received 510(k) clearance from the FDA. We have also received CE mark approval for the Oragene®•DNA, ORAcollect® and OMNIgene®•GUT collection kits.

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® device is sold under the name Intercept®, and is used to collect oral mucosal transudate or OMT for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs-of-abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

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

During 2014, we completed development of a next generation collection device, which we are marketing under the tradename “Intercept i2® he”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2®he device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific (“Thermo Fisher”).

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

We previously entered into an agreement with Thermo Fisher under which Thermo Fisher would develop and supply up to 12 fully-automated high-throughput oral fluid drug assays for use with our Intercept i2® device. Under this agreement, we are currently selling a NIDA-5 panel of assays supplied by Thermo Fisher in the U.S. forensic market. The parties are discussing certain changes to this agreement and assessing their ability to complete development of several additional assays and pursue FDA 510(k) clearance, CE marking and other regulatory approvals of the Intercept i2® device for use with a 12-assay panel. Subject to these further discussions with Thermo Fisher, we believe the offering of an Intercept i2® device with a full menu of fully-automated high-throughput oral fluid assays will better meet the needs of our laboratory drug testing customers and allow us to compete more effectively against fully automated urine drug assays that dominate the drug testing market.

Western blot HIV-1 Confirmatory Test

We sell an oral fluid Western blot HIV-1 confirmatory test that received premarket approval from the FDA in 1996. This test uses the original specimen collected with the OraSure® oral fluid collection device to confirm positive results of initial oral fluid HIV-1 EIA screening tests. After re-evaluating the market demand for this product, we decided to stop manufacturing our western blot HIV-1 confirmatory test in the summer of 2017. We believe existing inventory levels of this product will be exhausted in the first quarter of 2018, after which we will no longer sell this product. We are providing support to assist customers in seeking appropriate confirmatory testing services for positive results from the use of our OraQuick® collection device.

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

Products Under Development

Infectious Disease

One recent area of focus for product development has been our OraQuick® Ebola rapid antigen test. In July 2015, we received an Emergency Use Authorization or EUA for our Ebola test from the FDA. This authorization allows the use of the product for the duration of the U.S. Secretary of the Department of Health and Human Services (“HHS”) August 5, 2014 declaration regarding the emergency use of in vitro diagnostic tests for the detection of the Ebola virus. Under this authorization, the test can be used on finger-stick and venous whole blood samples collected from live patients.

In June 2015, we entered into a contract with the Biomedical Advanced Research Development Authority (“BARDA”) within the HHS for up to $10.4 million of funding for our OraQuick® Ebola test. The three-year, multi-phased contract included an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015 and July 2017, BARDA exercised an option to provide $7.2 million and $1.3 million, respectively, in additional funding for our OraQuick® Ebola test.

In March 2016, we received an EUA for use of the Ebola test on oral fluid samples collected from cadavers. The WHO has issued an Emergency Use Assessment and Listing, or EUAL, for use of the product with whole blood samples collected from live patients and with oral fluid samples collected from cadavers. These approvals will allow expanded use of the product, particularly in Africa. We also intend to seek 510(k) clearance of our Ebola test from the FDA in the future.

Our recent product development efforts have also been focused on addressing global concerns regarding the Zika virus. As a result, we have been developing a rapid Zika antibody test on our OraQuick® platform. This virus is believed to be spread primarily through infected mosquitoes and has been linked as a possible cause of microcephaly in newborn babies whose mothers are infected. There has also been some potential correlation reported with Guillain-Barre syndrome in certain other infected patients.

In August 2016, we entered into a contract with BARDA for up to $16.6 million of funding for our OraQuick® Zika test. The six-year, multi-phased contract included an initial commitment of $7.0 million and options for up to an additional $9.6 million to fund the evaluation of additional product enhancements, and certain clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2.6 million in additional funding for our rapid Zika test.

Molecular Collections

In order to intersect evolving customer needs within the academic and commercial markets, our molecular business product development pipeline is focused on extending offerings across different sample types and analytes within both the genomics and microbiome areas. Genomic customers are demonstrating an increasing demand for RNA collection and stabilization. On the microbiome front, we continue to focus research and development work on collecting and stabilizing microbial DNA and RNA from multiple sample types including gut, skin, and saliva. We are also evolving the physical design and features of our products to further enable high throughput processing through improved interoperability with automated platforms.

Research and Development

In 2017, our research and development activities focused primarily on development of our new rapid Ebola and Zika tests, an improvement to our rapid HIV test, expanded molecular collection product offerings for the microbiome and genomics markets, our next generation Intercept i2® collection device, and clinical and technical support for our existing products, with significant focus in tuberculosis market support. From time to time, we have contracted with third parties to conduct research and development activities and we may do so in the future.

Research and development expenses were $13.4 million in 2017, $9.8 million in 2016, and $11.7 million in 2015. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Consolidated net revenues attributable to customers in the United States were $121.5 million, $99.8 million, and $96.5 million in 2017, 2016 and 2015 respectively. Consolidated net revenues attributable to international customers amounted to $45.6 million, $28.4 million, and $23.2 million, or 27%, 22% and 19% of our total revenues, in 2017, 2016 and 2015, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing - Professional

We market the OraQuick ADVANCE® rapid HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician office market and to retail clinics operated by pharmacies. In addition, we distribute our OraQuick® HIV test in certain other foreign countries.

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in other countries through distributors.

A major focus for our HCV business has been, and will continue to be, to market our test to foreign countries that intend to implement broad scale testing or country-wide HCV elimination programs.

We currently sell our OraQuick® Ebola test under an EUA and our only customer to date has been the CDC, which has purchased the product for field testing in Africa. There were minimal Ebola sales in 2017. Our ability to expand sales of this test to other customers will likely depend on the timing and extent of future outbreaks of the disease, the availability of government or other funding and whether we are able to obtain FDA 510(k) clearance and pre-qualification with the WHO for our product.

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

We have also been working to commercialize the OMNIgene® • SPUTUM and PrepIT® • MAX products. TB is a major global health issue, with long established relationships among public health agencies, NGO’s, and suppliers. We have a focused sales and market development team working with these key players to have our products evaluated and adopted where possible.

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

To support individuals that purchase and use our test, we offer toll-free customer support on a 24/7, 365-day per year basis. This service provides consumers with access to trained representatives who can answer questions about HIV/AIDS and the use of our test, and refer consumers to appropriate resources for follow-up confirmatory testing, counseling and medical treatment.

In 2016, we began selling our OraQuick® HIV Self-Test to PSI (Population Services International) for use in a self-testing pilot program called the HIV Self-Testing in Africa, or STAR, project. Under Phase I of the project,

750,000 OraQuick® HIV self-tests were sold to PSI for use in three African countries, Malawi, Zambia and Zimbabwe. More recently, we were selected to participate in Phase II of the project under which approximately 4 million HIV self-tests are expected to be deployed over a two-year period. We believe that we will supply the vast majority of tests under this phase of the project.

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

In July 2017, our OraQuick® HIV Self-Test was prequalified by the WHO. WHO prequalification aims to ensure that diagnostic tests for high burden diseases meet global standards of quality, safety, and efficacy in order to optimize use of health resources and improve health outcomes. WHO prequalification enables governmental organizations implementing HIV self-test pilots and programs to access international funding to purchase our test.

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

As discussed above, we have also launched our next generation Intercept i2® collection device with a NIDA-5 panel of fully-automated high-throughput oral fluid assays developed with Thermo Fisher for the detection of PCP, THC, opiates, cocaine, methamphetamines and amphetamines. These products are currently sold into the criminal justice and drug treatment markets. Subject to our further discussions with Thermo Fisher, we plan to obtain FDA 510(k) clearance of our Intercept i2® device for use with the NIDA-5 assay panel, along with an additional six fully-automated high-throughput assays in order to expand sales of this product line into the workplace testing market and other markets that require 510(k) cleared drug tests. We expect that the 510(k) cleared Intercept i2® device and related fully-automated high-throughput assays will eventually replace our original Intercept® collector and MICRO-PLATE assays in the drug testing market.

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

We distribute cryosurgical wart removal products in the OTC foot care market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser, under its Scholl and Dr. Scholl tradenames, and in the OTC markets in Mexico and several Central and South American countries under the POINTTS tradename through our distributor, Genomma. We sell our product in the U.K. through another distributor, Appia, under the CryoTag tradename, for the removal of skin tags. We also sell OTC private label cryosurgical products for the removal of warts and skin tags in Canada and for the removal of warts in the U.S.

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

Significant Products and Customers

Several different products have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The table below shows a breakdown of those product revenues (dollars in thousands).

	For the years ended December 31,
	2017	2016	2015
Oragene® collection systems	$71,610	$31,078	$29,385
OraQuick® HIV	35,149	33,068	34,358
OraQuick® HCV	25,409	14,066	11,386
Cryosurgical systems	12,279	13,234	11,920

One of our customers accounted for approximately 25% of our net consolidated revenues in 2017. Another customer accounted for approximately 15% and 12% of our net consolidated revenues in 2016 and 2015, respectively.

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

Supply and Manufacturing

Our OraQuick ADVANCE® HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® collection devices, AUTOLYTE and MICRO-PLATE assays and QED® saliva alcohol test are all manufactured in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We can purchase the HIV antigens, the nitrocellulose and certain other critical components used in the OraQuick® HIV product lines and the HCV antigens used in the OraQuick® HCV test only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens, the nitrocellulose or other critical components used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete, increase our costs and disrupt our ability to manufacture and sell the affected products.

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

Employees

As of December 31, 2017, we had 377 full-time employees (including 133 employees at our subsidiary, DNAG). Of this total, there were 131 in sales, marketing and client services; 43 in research and development; 140 in operations, manufacturing, quality control, information systems, purchasing and shipping; 33 in quality assurance and regulatory affairs; and 30 in administration and finance. This compares to 325 employees as of December 31, 2016. Our employees are not currently represented by a collective bargaining agreement.

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

Important competitive factors for our products include price, quality, performance, ease of use, customer service and reputation. Industry competition is based on these and the following additional factors:

•	Scientific and technological capability;

•	Proprietary know-how;

•	The ability to develop and market products and processes;

•	The ability to obtain FDA or other regulatory approvals;

•	The ability to manufacture products that meet applicable FDA or other applicable regulatory requirements;

•	Commercial execution and strength of distribution;

•	Access to adequate capital;

•	The ability to attract and retain qualified personnel; and

•	The availability of patent protection.

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

The OMNIgene® • SPUTUM product is unique and has no direct competition in terms of a comparable product. The primary competition for this product is the incumbent methodologies that are widely adopted for collecting sputum samples and have been used in labs globally for many years.

In the substance abuse testing market, our Intercept® drug testing systems competes with laboratory-based drug testing products using sample matrices such as urine, hair, sweat and oral fluid. We expect competition for our products to intensify, particularly from other domestic and international companies that have developed, or may develop, competing oral fluid drug testing products.

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

Sales of our AUTO-LYTE® urine assays have declined substantially over a number of years, primarily due to competition from “home-brew” assays developed internally by our laboratory customers, which can be produced at a cost lower than the price typically paid for our products. Many of our customers no longer purchase our AUTO-LYTE® assays, and we may eventually stop selling this product line.

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

We have five United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The U.S. patents expire from March 2018 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have five United States patents for our OraQuick® platform, as well as corresponding related international patents. We also have patent applications pending internationally. Four of the U.S. patents expire from March to July 2019 and the fifth in July 2028.

We hold, through our subsidiary, DNAG, eighteen United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from July 2019 through March 2034.

We have three United States patents and numerous foreign patents issued for apparatuses and methods for the topical removal of skin lesions relating to our cryosurgical wart removal products, and we have pending patent applications related to these products in the United States and in certain foreign countries. These patents expire from September 2025 to February 2032.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2®, OraQuick®, OraQuick ADVANCE?, Histofreezer®, OraSure QuickFlu®, Q.E.D.®, Oragene®, ORAcollect®, OMNIgene® and AUTO-LYTE® trademarks. We also own many of these marks and others in several foreign countries. With respect to our international OTC cryosurgical products, the Scholl and Dr. Scholl tradenames are owned by Reckitt Benckiser in Europe, Australia, New Zealand and other countries outside North and South America, and the POINTTS tradename is owned by Genomma.

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

Many of our FDA-regulated products require some form of review and action by the FDA before they can be marketed in the United States. After approval or clearance by the FDA, we must continue to comply with other FDA requirements applicable to marketed products and are subject to periodic inspections by the FDA and other regulatory bodies. Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse permission to obtain certificates needed to export our products if the agency determines that we are not in compliance.

Domestic Regulation

Most of our products are regulated in the United States as in vitro diagnostic and medical devices.

There are several mechanisms by which regulated devices can be placed on the market in the United States. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. To obtain this clearance from the FDA, the manufacturer must submit to the FDA a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed predicate device (i.e., a device that has been cleared through the 510(k) process; a device that was legally marketed prior to May 28, 1976; a device that has been downclassified by the FDA; or a device that FDA has previously determined to be exempt from the 510(k) process). To be substantially equivalent, an applicant must show that when compared to a predicate, the new device has the same intended use and same technology, or if different technology, that the new device is as safe and effective as the predicate and does not raise different questions of safety and effectiveness. In all cases, data from some form of performance testing is required and in some cases, the submission must include data from human clinical studies. Marketing may only commence when the FDA issues a clearance letter finding that the new device is substantially equivalent to the predicate device. An applicant must submit a 510(k) application at least 90 days before commercial distribution of the affected product commences. The standards and data requirements necessary for the clearance of a new device may be unclear or may be subject to change. Although FDA clearance usually takes from four to twelve months, in some cases more than a year may be required before clearance is obtained, if at all.

If the device does not qualify for the 510(k) procedure, either because it is not substantially equivalent to a legally marketed predicate device or because it is classified by the FDA as a high risk device, the FDA must approve either a request for de novo classification or a premarket approval application, or PMA, before marketing can begin. A de novo classification is an alternate pathway to classify novel devices of low to moderate risk for which no substantially equivalent predicate device exists. Clearance of a de novo request generally takes six months to one year from the time of submission of the de novo request, although it can take longer. PMAs are generally required for devices that are determined to be high risk and must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness for the intended use(s) of the device. A PMA is typically a complex submission, supported by valid scientific evidence, including the results of preclinical and clinical studies, detailed information about the manufacturing process for the device, and other data and information. Preparing a PMA is a resource-intensive and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, in many cases requiring one to three years or more, and may include requests for additional data, review by an independent panel of experts, and facility inspections before approval is granted, if at all.

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

Most devices distributed in the United States must comply with the FDA’s Quality System Regulations (“QSRs”), including current good manufacturing practices. These regulations govern the entire lifecycle of a medical device, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing as well as complaint handling, corrective and preventative actions, and internal auditing. In complying with the QSRs, manufacturers must continue to expend time, money and effort in the area of production, quality, and postmarket surveillance to ensure full compliance.

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

DNAG submitted a formal response to the FDA to address the issues referenced in the warning letter and the warning letter was cleared in August 2017. In addition, DNAG received 510(k) clearance of its ORAcollect® device on April 18, 2016.

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

International

We are also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval (or pre-qualification or endorsement) from international public health agencies, such as the World Health Organization, in order to sell products in certain countries. Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals. We generally pursue approval only in those countries that we believe have a significant market opportunity.

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

We have obtained WHO pre-qualification for our OraQuick® HIV Self Test and OraQuick® HCV test and we will likely seek WHO pre-qualification or endorsement for certain other products sold into international markets.

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

Regulated devices must also meet ongoing FDA requirements after an initial pre-market authorization is received. These requirements include manufacturing quality control and quality assurance registration and listing, adverse event and other reporting and labeling, promotion and advertising requirements.

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

In addition, we or our distributors are often required to obtain premarket authorization or product registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries. We may also be required to obtain WHO pre-qualification or endorsement in order to sell certain products in international markets or enable our customers to access interested funding sources for our products. We may have difficulty obtaining such authorizations, registrations, pre-qualifications or endorsements and, if obtained, such authorizations, registrations, pre-qualifications or endorsements may contain restrictions that limit our ability to market and sell our products in the relevant country. In addition, any change in our arrangement with a foreign distributor could result in the loss of or delay in transfer of any applicable product registrations, thereby interrupting our ability to sell those products in the affected markets.

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

Our Inability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

We believe that our products and procedures are in material compliance with all applicable FDA regulations, ISO requirements, and other applicable regulatory requirements, but the regulations regarding the manufacture and sale of our products, the Quality System Regulation (“QSR”) and ISO requirements, and other requirements may be unclear and are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain approvals and sell our products. In addition, the FDA may revoke an Emergency Use Authorization under which our products are sold, where it is determined that the underlying health emergency no longer exists or warrants such authorization. Such revocation would preclude the sale of our affected products unless and until a further regulatory approval or authorization is obtained. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

We must also comply with numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, disposal of hazardous substances, labor or employment practices and the configuration and operation of the websites through which we advertise our products. Compliance with these laws or any new or changed laws regulating our business could result in substantial costs. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of these requirements. To the extent the costs and procedures associated with complying with these laws and requirements are substantial or it is determined that we do not comply, our business and results of operations could be adversely affected.

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

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, and these obligations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Examples include the Sarbanes-Oxley Act of 2002, the requirements of The NASDAQ Global Market, The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC’s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language (“XBRL”), and the International Financial Reporting Standards conversion requirements. Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs. These laws and regulations are also subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us, which may adversely affect our business.

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

In mid-2010, the FDA announced that it would begin regulating LDTs, including laboratory developed molecular tests, and in October 2014 issued proposed guidance on the regulation of LDTs for public comment. On January 13, 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. We cannot predict what policies will be adopted with respect to regulating LDTs.

Our subsidiary, DNAG, sells its DNA collection systems to certain laboratories and other customers for use with LDTs. The FDA’s increased regulation of LDTs could make it more difficult for laboratories and other customers to continue offering LDTs that involve genetic or molecular testing. This, in turn, could increase costs, delay the introduction of new LDT’s and reduce demand for DNAG’s products and adversely impact our revenues.

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

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Adversely Affect Our Business, Financial Condition and Results of Operations.

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, laws constraining the sales, marketing and promotion of medical devices by limiting the kinds of financial arrangements that manufacturers of these products may enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices, and laws requiring the reporting of certain transactions between manufacturers and healthcare professionals. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

Our International Sales Create Potential Exposure Under Anti-Corruption Laws.

In 2017, approximately $45.6 million of our consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject us to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in countries known to experience corruption. Further international expansion may create increased exposure to such practices. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of our distributors. However, our existing safeguards and any future improvements may not prove to be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and we may be subject to other liabilities, which could negatively affect our reputation, business, results of operations and financial condition.

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

Consolidation in the Healthcare Industry Could Adversely Affect Our Future Revenues and Operating Results.

The healthcare industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. We may not be able to compete successfully in such a consolidated industry. We believe industry consolidation may continue as companies attempt to strengthen or hold their market positions and as more companies are acquired or cease operating. Further consolidation in the industry could exert additional pressure on the prices of our products.

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

During 2017, 2016 and 2015 we incurred $13.4 million, $9.8 million and $11.7 million, respectively, in research and development expenses. We expect to continue to incur significant costs related to our research and development activities.

Successful products require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. Regulatory approval must be obtained before most products may be sold and additional development efforts on these products may be required before any regulatory authority will review them. As noted above, regulatory authorities may not approve these products for commercial sale or may substantially delay or condition approval. Even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product and entry into or development of new markets for our products may require an investment of substantial resources, such as new employees, offices and manufacturing facilities. Moreover, we may spend a significant amount of money on manufacturing facilities, advertising or other activities and fail to develop a market for the product. Other factors that could affect the success of our efforts include our ability to manufacture products in a cost-effective manner, whether we can obtain necessary intellectual property rights and protection and our ability to obtain reimbursement authorizations in the markets where the product will be sold.

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

We have completed development of a rapid Ebola antigen test using our OraQuick® technology platform. In 2015 and 2016, under an EUA (Emergency Use Authorization) received from the FDA, we sold $2.5 million of product to the CDC for field testing. There were minimal sales of this product during 2017. It is uncertain whether, and to what extent, we will be successful in obtaining additional or sustainable purchase commitments for our Ebola test. Significant efforts are under way to develop a vaccine for the Ebola virus. If a vaccine is developed and widely deployed in the countries at risk for Ebola, the need for testing could be reduced as could the demand for our product.

There is also no assurance that our Ebola test will perform at a level necessary to receive all of the regulatory approvals required for its use. In addition, it is possible that the FDA may revoke our EUA if it is determined that Ebola is no longer an emergency warranting that authorization. Failure to successfully obtain the required regulatory approvals or receive sustainable and significant purchase commitments for our Ebola test could adversely affect our revenues and results of operations.

During 2016 and 2017, we have worked to complete development of a rapid Zika antibody test, also using our OraQuick® technology platform. Once development is complete and a prototype test is finalized, we intend to seek EUA for this product. There is no assurance that we will be able to successfully complete development of our Zika test or that we will be able to obtain EUA or other necessary regulatory approvals required to commercialize this product. In addition, even if our development efforts are successful and such approvals are received, there is no assurance that we will be able to obtain significant or sustainable purchase commitments for our Zika test. Our failure to successfully complete development, obtain the required regulatory approvals or receive substantial purchase commitments for our Zika test could adversely affect our revenues and results of operations.

Failure to Achieve Our Financial and Strategic Objectives Could Have a Material Adverse Impact on Our Business Prospects.

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our financial and strategic objectives, including our efforts to increase sales of our products or continue growing our business. In addition, the funds for research, clinical development and other projects have in the past come primarily from our business operations. If our business slows and we have less money available to fund research and development and clinical programs, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our business. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product, clinical and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new or enhanced products and develop new markets could have a material adverse effect on our business and prospects.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Qualified Personnel as Necessary, Our Business Could be Harmed.

Our success depends to a large extent upon the contributions of our executive officers, management and sales, marketing, operations and scientific staff. Our business may be harmed by the loss of a significant number of our executive officers or senior managers. We may not be able to attract or retain a sufficient number of qualified employees in the future due to the intense competition for qualified personnel among medical products and other life science businesses. Our ability to recruit such employees will depend on a number of factors, including compensation, benefits, work location, the prospects of our Company, and the possibility for advancement within our organization. We generally do not enter into employment agreements requiring our employees to work for us for any specified period.

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

If We Do Not Successfully Manage the Transition Associated with the Appointment of a New Chief Executive Officer and Chief Financial Officer, Our Business May Be Harmed

In January 2018, we announced the retirement of our President and Chief Executive Officer, which will become effective as of April 1, 2018, and the retirement of our Chief Financial Officer and Chief Operating Officer, which will become effective on or before June 30, 2018, with the exact date to be determined based on the timing for our appointment of a new Chief Financial Officer. Any changes that may result from hiring a new Chief Executive Officer or Chief Financial Officer can create uncertainty and may negatively impact our ability to execute our business strategy quickly and effectively. Management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we fully integrate our new Chief Executive Officer and Chief Financial Officer, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. Any changes in our organization as a result of this management transition may have a disruptive impact and could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions or Investments May Not Generate the Expected Benefits and Could Disrupt Our Ongoing Business, Distract Our Management, Increase Our Expenses and Adversely Affect Our Business.

We may pursue strategic acquisitions or investments as a way to expand our business. These activities, and their impact on our business, are subject to many risks, including the following:

•	Suitable acquisitions or investments may not be found or consummated on terms or schedules that are satisfactory to us or consistent with our objectives;

•	We may be unsuccessful in competing for acquisitions with other entities, some of which have greater financial resources or may be better able to realize synergies with a potential target;

•	The benefits expected to be derived from an acquisition or investment may not materialize and could be affected by numerous factors, such as regulatory developments, insurance reimbursement, our inexperience with new businesses or markets, general economic conditions and increased competition;

•	We may be unable to successfully integrate an acquired company’s personnel, assets, management, information technology systems, accounting policies and practices, products and/or technology into our business;

•	Worse than expected performance of an acquired business may result in the impairment of intangible assets;

•	Acquisitions may require substantial expense and management time and could disrupt our business;

•	We may not be able to accurately forecast the performance or ultimate impact of an acquired business;

•	We may have difficulties in coordinating geographically separate organizations;

•	We may fail to successfully manage relationships with customers, distributors and suppliers of an acquired business;

•	An acquisition may result in a diversion of resources from our existing products, business and technologies;

•	An acquisition and subsequent integration activities may require greater capital and other resources than originally anticipated at the time of acquisition;

•	An acquisition may result in the incurrence of unexpected expenses, stockholder lawsuits, the dilution of our earnings or our existing stockholders’ percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

•	An acquisition may result in the loss of our or the acquired company’s key personnel, customers, distributors or suppliers; and

•	An acquisition of a foreign business may involve additional risks, including, but not limited to, foreign currency exposure, liability or restrictions under foreign laws or regulations, and our inability to successfully assimilate differences in foreign business practices or overcome language or cultural barriers and other inherent risks of operating in unfamiliar legal and regulatory environments.

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

Our Revenues Could be Affected by Third-Party Reimbursement Policies and Potential Cost Constraints.

The end-users of our products include hospitals, physicians and other healthcare providers. Use of our products could be adversely impacted if these end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, including in particular the level of reimbursement for our products.

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

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives in many forms and may continue to reduce funding in an effort to lower overall federal healthcare spending. The U.S. government recently enacted legislation that eliminated what is known as the “individual mandate” under the Affordable Care Act and may enact other changes in the future. The ultimate content and timing of any of these types of changes in other healthcare reform legislation and the resulting impact on us are impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise have an adverse effect on our financial condition and results of operations.

The Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which includes domestic sales of certain of our products. This new tax became effective in January 2013. However, the Consolidated Appropriations Act of 2016, which was enacted late 2015, suspended the tax beginning January 1, 2016, and this suspension was recently extended through December 31, 2019. It is unclear whether and to what extent this tax will impact our business, if and when the suspension is lifted.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention, or CDC, issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV testing products. For example, domestic professional OraQuick® HIV sales have decreased in recent years in part due to customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

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

Certain Changes by the Current Administration Could Affect our Business.

The current Administration has promised to repeal and replace the Affordable Care Act, has expressed concerns with respect to existing trade agreements such as the North American Free Trade Agreement, or NAFTA, and has indicated a desire to make other regulatory changes. Changes in regulatory or economic conditions or in the laws and policies governing foreign trade, taxes, manufacturing, and development in the United States could impact our business. For example, changes in the level of reimbursement or the availability of funding for health care could create uncertainty for our business and negatively impact our revenues and results of operations. Similarly a substantial part of DNAG’s revenues represent sales of product from Canada into the United States. The imposition of tariffs or other changes in the trade relationship between Canada and the United States could negatively impact DNAG’s performance. Economic and regulatory changes could also affect foreign currency exchange rates which, in turn, could affect our reported financial results and our competitiveness on a worldwide basis.

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

Cyber-attacks could result in unauthorized access to our computer systems or our third party IT service provider’s systems and, if successful, misappropriate personal or confidential information. In addition, a contractor or other third party with whom we do business may attempt to circumvent our security measures or obtain such information, and may purposefully or inadvertently cause a breach involving sensitive information. While we will continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third party training, monitoring of networks and systems and maintenance of back up of protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shut downs due to attack by hackers or breaches, voyeur or malfeasance. Even the most well protected IT networks, systems and facilities remain potentially vulnerable because the techniques used in attempted security breaches are continually evolving and generally are not recognized until launched against a target or, in some cases, are designed not to be detected and, in fact, may not be detected. Any such compromise of our or our third party’s IT service providers’ data security and access, public disclosure, or loss of personal or confidential business information, could result in legal claims and proceedings, liability under laws to protect privacy of personal information, and regulatory penalties, and could disrupt our operations, require significant management attention and resources to remedy any damages that result, and damage our reputation and customers willingness to transact business with us, any of which could adversely affect our business.

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

We have contracted with a third party in Thailand for the assembly of OraQuick® HIV device and the OraQuick® HIV Self-Test in order to supply certain international markets. In addition, our subsidiary, DNAG, uses two third-party manufacturers to supply virtually all of its products, including its Oragene® line of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

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

We May Need Strategic Partners to Assist in Developing and Commercializing Some of Our Products.

Although we may elect to pursue some product opportunities independently, opportunities that require a technology controlled by a third party, a significant level of investment for development and commercialization or a distribution network beyond our existing sales force may necessitate involving one or more strategic partners. Our strategy for development and commercialization of products may entail entering into arrangements with distributors or other corporate parties, universities, research laboratories, government agencies, licensees and others. Relying on collaborative relationships could be risky to our business for a number of reasons, including:

•	We may be required to transfer material rights to such strategic collaborators, government agencies, licensees and others;

•	Our collaborators may not devote sufficient resources or attach a sufficiently high priority to the success of our collaboration;

•	Our collaborators may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	Our collaborators may be acquired by another company, decide to terminate our collaborative arrangement or become insolvent;

•	Our collaborators may develop technologies or components competitive with our products;

•	Our collaborators may fail to deliver technologies or components that satisfy market requirements or such products may fail to perform properly;

•	Disagreements with collaborators could result in the termination of the relationship or litigation;

•	Collaborators may not have sufficient capital resources; and

•	We may not be able to negotiate future collaborative arrangements, or renewals of existing collaborative agreements, on acceptable terms or at all.

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

Actions of Third-Party Inventory Management and Logistics Providers Could Adversely Affect Our Ability to Supply Products to Our Customers.

We use third-party logistics providers to store and manage certain of our finished goods inventory and ship finished product to our customers. We have selected highly reputable providers with extensive experience in the logistics field for these services. However, in the event any of our providers lose or damage our products, experience a casualty or catastrophic event at a warehouse or otherwise fail to provide safe storage and timely handling and delivery of our products, we could incur additional costs, experience difficulty in supplying our products to our customers or suffer damage to our reputation in the industry. These events could, in turn, reduce our revenues and adversely affect our results of operations.

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

Some of our employees, including scientific and management personnel, were previously employed by competing companies. Although we encourage and expect all of our employees to abide by any confidentiality agreement with a prior employer, competing companies may allege trade secret violations and similar claims against us. In addition, some of these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisers have prior employment or consulting relationships.

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

Intellectual property litigation is costly. As such, our involvement in litigation or other legal proceedings with respect to patents or other intellectual property and proprietary technology, either as a plaintiff or defendant, could adversely affect our revenues, market share, results of operations and business because:

•	As is common with major litigation, it could consume a substantial portion of managerial and financial resources;

•	Its outcome would be uncertain and a court may find that our patents are invalid or unenforceable in response to claims by another party or that the third-party patent claims are valid and infringed by our products;

•	An adverse outcome could subject us to the loss of the protection of our patents or to liability in the form of past royalty payments, penalties, reimbursement of litigation costs and legal fees, special and punitive damages, or future royalty payments, any of which could significantly affect our future earnings;

•	Governmental agencies may commence investigations or criminal proceedings against our employees, former employees and us relating to claims of misappropriation or misuse of another party’s proprietary rights;

•	Failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop or acquire;

•	We may be required to alter our product, given the proprietary rights of others;

•	The pendency of any litigation may in and of itself cause our distributors and customers to reduce or terminate purchases of our products; and

•	A court could award a preliminary and/or permanent injunction, which would prevent us from selling our current or future products.

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

Risks Relating to Products, Marketing and Sales

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products.

We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product and are reluctant to switch thereafter. Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HIV Self-Test , OraQuick® Ebola test, OraQuick® Zika test, OMNIgene® • GUT and OMNIgene® • SPUTUM product offerings, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the existence and perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as our OraQuick® Ebola and Zika tests or the new sample collection and stabilization products being commercialized by DNAG. As such, there can be no assurance that any products will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

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

Customer Concentration and Purchase Seasonality Creates Risk for Our Business.

We have experienced strong revenue growth during the past several years, primarily due to increasing sales of our OraQuick® rapid HCV test and our Oragene® saliva DNA collection kit. The higher sales of these products have been driven by increased demand by an increasing number of large customers.

Our molecular collections sales grew from $32.2 million in 2016 to $75.1 million in 2017, largely as a result of increased orders of our Oragene® collection systems by our largest customer serving the consumer genomics market. In November 2017, we announced the execution of a multi-year purchase agreement for the sale of $144 million of our Oragene® product to a large consumer genomics customer.

In our infectious disease business, sales of our HCV test rose from $14.1 million in 2016 to $25.4 million in 2017. This growth was primarily attributable to sales under a previously announced $18.0 million contract with a foreign government in support of a country-wide HCV elimination program. This agreement was largely completed in 2017 and this customer unexpectedly decided not to renew the agreement for an additional 12 months.

We expect that sales to the large consumer genetics customer will continue to be a significant growth driver for our molecular business. It is also possible that other countries implementing broad based HCV testing or elimination programs could have a significant impact on our business. As a result, certain parts of our business will likely continue to have a high customer concentration and depend disproportionately on a few large customers. In addition, demand from a large consumer genomics customer increased significantly in 2016 and 2017 due to special promotions towards the end of these years. To the extent that such a large customer fails to meet its purchase commitments, does not continue such promotional programs or otherwise does not continue to purchase our products, or if we experience difficulty in meeting the high demand by these customers for our products, our revenues and results of operations could be adversely affected.

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

Our Sales Cycles Can be Lengthy, and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. Our OraQuick® HCV test has been purchased by customers who receive government funding, and we believe increased funding from the CDC and other agencies will be required to substantially increase the volume of HCV testing, especially in the public health market. More recently, we have sold large quantities of our OraQuick® HCV test to foreign governments and agencies for use in broad-based or country-wide HCV elimination programs. There can be no assurance that purchases or funding from these agencies will occur or continue. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

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

Our Ability To Expand International Sales Could Adversely Affect Our Business and Results of Operations.

One of our strategic priorities is to substantially expand our product sales internationally. An opportunity to accomplish this objective is with the sale of our OraQuick® HIV Self-Test in support of large self-testing programs in certain African countries and elsewhere. While we believe international sales of our HIV self-test and other products represent attractive long-term opportunities with significant growth potential, there is no guarantee that these opportunities will continue or increase. Among other factors, competition from other cheaper products and the uncertainties of available funding could negatively impact the success of these opportunities. If international sales of these products do not continue or increase or if we are otherwise unable to expand international sales of our other products, our revenues and results of operations could be negatively impacted.

In addition, market conditions in many countries often require that we sell our products at a price below our typical U.S. or European pricing in order to participate in these markets. As a result, sales in certain countries may contribute lower profit margins to our business. To the extent these international sales comprise a large or increasing part of our business, our gross margins will be negatively affected. In addition, we may have difficulty selling our products at a sufficiently low price to maintain or increase this business over the long term without funding support from public health entities, government agencies or other sources. If we are unable to obtain or continue this funding support at sufficient levels, or at all, our revenues and results of operations could be negatively affected.

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $45.6 million or 27% of consolidated net revenues in 2017, $28.4 million or 22% of consolidated net revenues in 2016 and $23.2 million or 19% of consolidated net revenues in 2015. In addition, our molecular collection systems business, which accounted for $75.1 million or 45% of consolidated net revenues in 2017, is operated in Canada.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	Uncertainty in the application of foreign laws and the interpretation of contracts with foreign parties;

•	The potential for inconsistent imposition of legal and regulatory requirements;

•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;

•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;

•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on international distributors or representatives;

•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;

•	Trade protection measures, trade sanctions and import/export licensing requirements;

•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;

•	Our inability to obtain or maintain regulatory approvals or registrations for our products;

•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;

•	Diversion to the U.S. of our products that are sold at lower prices into international markets;

•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;

•	Multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	An increase of withholding and other taxes on remittances and other payments by a foreign subsidiary;

•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;

•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Difficulty collecting amounts owed by foreign governments or other customers;

•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;

•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;

•	The sale of competing products by foreign competitors at prices at or below the prices we offer for our products;

•	Restrictions on our ability to repatriate investments and earnings from foreign operations;

•	Changes in shipping costs;

•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and

•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

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

Our U.S. Government Contracts Require Compliance With Numerous Laws and Increases Our Risk and Liability.

We are currently receiving funding from the U.S. government related to our OraQuick® Ebola rapid antigen test and our OraQuick® Zika rapid antibody test and we sell some of our products to the federal government. As a result of our U.S. government funding and product sales to the U.S. government, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. U.S. government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on government contracts. As a U.S. government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial performance.

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

Our U.S. Government Contracts Are Subject to Future Funding and the Government’s Choice to Exercise Options, and May be Terminated for the Government’s Convenience.

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

Volatile economic conditions may occur again or continue in the future. These conditions could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions or other factors. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

We Have Experienced Losses in the Recent Past and May Not Be Able to Maintain Profitable Operations.

We experienced annual net losses during the five years prior to 2015. In addition, as of December 31, 2017, the Company had an accumulated deficit of $119.5 million. Even though we achieved profitability since 2015, there can be no assurance that we will be able to sustain this profitability in the future.

Our ability to continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:

•	Our ability to continue growing our molecular collection systems business;

•	Our ability to mitigate declining sales of our OraQuick ADVANCE® HIV-1/2 test in the United States and expand sales of our OraQuick® HIV Self-Test internationally;

•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;

•	Our ability to successfully commercialize our OraQuick® Ebola and Zika tests and other new products.

•	Our ability to improve manufacturing efficiencies;

•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;

•	The degree to which our major distributors and customers comply with their contractual obligations, including minimum purchase commitments;

•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;

•	The level of competition, including the degree to which competitors sell lower priced products or more attractive offerings to compete with our products;

•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;

•	Failure to achieve our revenue growth targets;

•	Changes in distributor buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and

•	The costs and results of patent infringement, product liability and other litigation or claims asserted by or against us.

We May Experience Fluctuations in Our Financial Results or Fail to Meet Our Financial Projections.

Our operating results can fluctuate from quarter to quarter and year to year, which could cause our growth or financial performance to fall below the expectations of investors and securities analysts. Our financial projections for future periods are based on a number of assumptions, including estimated demand for our products. However, sales to our distributors and other customers may fall short of expectations because of lower than estimated demand or other factors, including continued volatility and disruption in economic conditions, increasing competition, reduced governmental funding and other circumstances described elsewhere in this Annual Report. Infrequent, unusual or unexpected changes in revenues or costs could also contribute to the variability of our financial results.

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

Tax Matters, Including the Changes in Corporate Tax Rates, Disagreements with Taxing Authorities and Imposition of New Taxes Could Impact our Results of Operations and Financial Condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the U.S. Government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). This legislation makes broad and complex changes to the U.S. tax code, including but not limited to reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and accelerating first year expensing of certain capital expenditures. The Tax Act also introduces new tax laws that may impact our taxable income in 2018, which will include, but not be limited to, a new provision designed to tax global intangible low taxed income (GILTI), limitations on the deductibility of certain executive compensation, creating a base erosion anti-abuse tax (BEAT) and modifying or repealing many deductions and credits. The impact of many provisions of the Tax Act lack clarity and is subject to interpretation until additional Treasury Department guidance is issued. The ultimate impacts of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made, as well as any forthcoming regulatory guidance. The Tax Act could also impact changes to our valuation of deferred tax assets and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of new or revised foreign or domestic tax regulations or increases in tariffs or changes in the application or interpretation of the Tax Act, could have an adverse effect on our business or on our results of operations.

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

Although we have business interruption insurance, our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace and could require substantial replacement lead-time. Various types of disasters, including earthquakes, fires, floods and acts of terrorism, may affect our manufacturing facilities and computer systems. In the event our existing manufacturing facilities or computer systems are affected by man-made or natural disasters, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business. Moreover, we may incur incremental costs following an unforeseen event which could adversely affect our results of operation.

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	The performance of our business, including our efforts to increase sales of our OraQuick® HIV, HCV and molecular collection systems products and our OraQuick® In-Home HIV test and HIV self-test;

•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;

•	Clinical results with respect to our products or those of our competitors;

•	The status of clinical studies and pending submissions for required regulatory approvals;

•	The announcement of regulatory or enforcement actions by the FDA or other agencies against us, our products or one or more of our customers;

•	The gain or loss of significant contracts and availability of funding for the purchase of our products;

•	Delays in the development, regulatory approval or commercialization of new or enhanced products;

•	Legislative developments and industry or competitive trends;

•	Biological or medical discoveries;

•	Disputes or developments with key customers, distributors or suppliers;

•	Developments in patent or other proprietary rights;

•	Litigation or threatened litigation;

•	Complaints or concerns about the performance or safety of our products and publicity about those issues, including publicity expressed through social media or otherwise over the internet;

•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

•	Governmental regulation;

•	Changes in the level of competition;

•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;

•	Period-to-period fluctuations in our operating results;

•	Additions or departures of key personnel;

•	General market and economic conditions; and

•	Terrorist attacks, civil unrest, war and national disasters.

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

We own a 48,000 square foot facility which is OraSure’s primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse space on an as-needed basis, including a 70,000 square foot warehouse in Bethlehem Township, Northampton County, Pennsylvania. In addition, our subsidiary, DNAG, leases a 35,883 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, research and development, and regulatory and quality operations.

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

	Year ended December 31,		Year ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$12.97	$8.39	$7.39	$5.09
Second Quarter	$17.96	$12.03	$7.99	$5.81
Third Quarter	$22.79	$17.06	$9.05	$5.57
Fourth Quarter	$23.01	$12.86	$9.53	$7.09

On February 20, 2018, there were 369 holders of record and approximately 16,426 holders in street name of our Common Stock, and the closing price of our Common Stock was $17.86 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
October 1, 2017 - October 31, 2017	254	(3)	$19.92	N/A	11,984,720
November 1, 2017 - November 30, 2017	—		—	—	11,984,720
December 1, 2017 - December 31, 2017	—		—	—	11,984,720

	254			—

(1)	On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.
(2)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.
(3)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2012 through December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on NASDAQ. The NASDAQ Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

*	$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
OraSure Technologies, Inc.	100.00	87.60	141.23	89.69	122.28	262.67
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12, “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2017		2016		2015	2014	2013
Operating Results:
Net revenues	$167,064		$128,198	(2)	$119,719	$106,464	$98,940 (4)
Costs and expenses	126,826	(1)	107,933		111,661	111,266 (3)	111,102 (5)
Operating income (loss)	40,238		20,265		8,058	(4,802)	(12,162)
Other income, net	794		58		774	531	200
Income tax expense (benefit)	10,084		603		665	343	(772)
Net income (loss)	30,948		19,720		8,167	(4,614)	(11,190)
Earnings (loss) per share
Basic	$0.52		$0.35		$0.14	$(0.08)	$(0.20)
Diluted	$0.51		$0.35		$0.14	$(0.08)	$(0.20)
Shares used in computing earnings (loss) per share
Basic	59,050		55,615		56,397	55,949	55,555
Diluted	61,024		56,513		56,846	55,949	55,555
Cash Flow:
Cash flows provided by operating activities	$28,156	(1)	$24,598		$15,773	$7,526 (3)	$8,385 (5)

	December 31,
	2017		2016		2015	2014	2013
Financial Position:
Cash, cash equivalents, and investments	$176,587		$120,950		$101,319	$97,867	$93,191
Working capital	189,668		139,106		111,480	104,752	100,590
Total assets	296,201		207,935		189,321	189,633	184,245
Accumulated deficit	(119,510)		(150,458)		(170,178)	(178,345)	(173,731)
Stockholders’ equity	258,081		185,850		159,436	158,701	161,146

(1)	Includes a $12.5 million gain associated with the settlement of our litigation with Ancestry.com DNA LLC and its contract manufacturer, which was recorded as a reduction of operating expenses in the indicated period.
(2)	Includes an additional $5.4 million of exclusivity payments recognized in other revenues as a result of the early termination of our HCV co-promotion agreement with AbbVie, bringing total exclusivity payments recognized in 2016 to $18.9 million.
(3)	Includes a $5.5 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.
(4)	Includes a non-recurring net favorable $2.5 million adjustment to account for a change in the Company’s revenue recognition policy related to its OraQuick® In-Home HIV test.
(5)	Includes an $8.3 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Business Segments

Our business is comprised of two segments: Our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the manufacture and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

Our DNAG or molecular collection systems business is operated by our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada. DNAG’s Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services called “GenoFINDTM”, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide, including many leading research universities and hospitals.

Recent Developments

Litigation Settlement

Effective February 6, 2017, we settled our patent infringement and breach of contract litigation against Ancestry.com DNA LLC (“Ancestry”) and its contract manufacturer. Under a Settlement and License Agreement executed by the parties, Ancestry agreed to pay a settlement fee of $12.5 million which we received in the first quarter of 2017 and recorded as a gain on litigation settlement in our consolidated statement of income. In addition, we granted Ancestry a royalty-bearing, non-exclusive, worldwide license to certain patents and patent applications related to the collection of DNA in human saliva. The license granted to Ancestry is limited to saliva DNA collection kits sold or used as part of Ancestry’s genetic testing service offerings and does not cover the sale or use of collection kits outside of Ancestry’s business. The Settlement and License Agreement also provides us with a royalty-free, non-exclusive license to patents related to Ancestry’s existing saliva DNA collection kit.

Gates Foundation

In June 2017, we entered into a charitable support agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that enables us to offer our OraQuick® HIV self-test at an affordable price in 50 developing countries in Africa and Asia with funding from the Gates Foundation. The funding will consist of support payments tied to the volume of product we sell and reimbursement of certain related costs. The agreement has a four-year term and will enable non-governmental organizations in the eligible countries that receive funding from government or public sector agencies and donors to access our HIV self-test at reduced pricing. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement.

WHO Prequalification

In July 2017, our OraQuick® HIV self-test was prequalified by the World Health Organization (“WHO”). WHO prequalification indicates that diagnostic tests for high burden diseases meet global standards of quality, safety, and efficacy, in order to optimize use of health resources and improve health outcomes. WHO prequalification enables governmental organizations implementing HIV self-test pilots and programs to access international funding to purchase our test.

Self-Testing Project in Africa

In July 2017, our OraQuick® HIV self-test was selected by UNITAID and Population Services International (“PSI”) for use in Phase II of the HIV Self-Testing in Africa (“STAR”) project. Phase II of the project began late in 2017 and will continue over a two-year period. Approximately 4.0 million HIV self-tests are expected to be deployed in Phase II. We believe that we will supply the vast majority of these tests. The OraQuick® HIV self-test has been used in Phase I of the STAR Project, which represented the largest evaluation of HIV self-testing to date. Upon completion of Phase I of the project, 750,000 OraQuick® HIV self-tests will have been distributed.

New Genomics Contract

In November 2017, we entered into a new $144.0 million agreement for the supply of our Oragene®• Dx devices to a leading consumer genomics customer. The agreement provides for the supply of product over several years with minimum annual purchases by the customer.

HCV Foreign Supply Contract

In 2016, we entered into a contract to supply a foreign government with $18.0 million of product, primarily to support a nationwide HCV testing and treatment program. Through December 31, 2017, we have supplied $14.1 million of product to this customer under the contract. The contract includes a renewal option under which the government may purchase up to 100% of the original quantities of product on the same terms and conditions contained in the contract. During the second half of 2017, we engaged in renewal discussions with this customer, including with respect to specific quantities of product to be supplied. Subsequent to these discussions in late 2017, we were informed that the government decided to move to an all laboratory testing solution and that another party had been selected to provide that solution based on cost. In light of these developments, it is unclear whether this government will fulfill the remaining purchase obligations under our existing contract.

Management Succession Plan

In January 2018, we announced the retirement of our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) and Chief Operating Officer. Stephen S. Tang, Ph.D., who currently serves as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018. Dr. Tang will replace Douglas A. Michels, who will retire as President and CEO, and as a member of the Board, on March 31, 2018. In addition, Ronald H. Spair, our CFO and Chief Operating Officer, will be retiring on or before June 30, 2018, with his exact retirement date to be determined based on the timing for the Company’s appointment of a new CFO.

Current Consolidated Financial Results

During the year ended December 31, 2017, our consolidated net revenues were $167.1 million, compared to $128.2 million for the year ended December 31, 2016. Net product revenues during the year ended December 31, 2017 increased 51% when compared to 2016, primarily due to higher sales of our molecular and OraQuick® HCV products and increased international sales of our OraQuick® HIV self-test. Partially offsetting these increases were lower domestic sales of our professional OraQuick® HIV product and lower domestic and OTC sales of our cryosurgical products. Other revenues for 2017 were $5.1 million compared to $21.3 million in 2016. Other revenues in 2017 included $4.4 million recognized in connection with funding received from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our Ebola and Zika products and $689,000 of cost reimbursement under our charitable support agreement with the Gates Foundation. Other revenues in 2016 included $2.3 million of BARDA funding and $18.9 million of exclusivity revenues recognized under our HCV co-promotion agreement with AbbVie, which terminated on December 31, 2016.

Our consolidated net income for the year ended December 31, 2017 was $31.0 million, or $0.51 per share on a fully-diluted basis, compared to consolidated net income of $19.7 million, or $0.35 per share on a fully-diluted basis for the year ended December 31, 2016. Results for the current year include a pre-tax gain of $12.5 million associated with the settlement of our litigation against Ancestry and its contract manufacturer in the first quarter of 2017.

Cash provided by operating activities for the year ended December 31, 2017 was $28.2 million and included the $12.5 million litigation settlement noted above. Cash provided by operating activities during the year ended December 31, 2016 was $24.6 million. As of December 31, 2017, we had $176.6 million in cash (including restricted cash), cash equivalents, and available-for-sale securities, compared to $120.9 million at December 31, 2016.

Results of Operations

YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	Year Ended December 31,
	Dollars			Percentage of Total Net Revenues
	2017	2016	% Change	2017	2016
OSUR	$86,889	$74,710	16%	52%	58%
DNAG	75,099	32,214	133	45	25

Net product revenues	161,988	106,924	51	97	83
Other	5,076	21,274	(76)	3	17

Net revenues	$167,064	$128,198	30%	100%	100%

Consolidated net product revenues increased 51% to $162.0 million in 2017 from $106.9 million in 2016. Higher sales of our molecular and OraQuick® HCV products and higher international sales of our OraQuick® HIV self-

test were partially offset by lower domestic sales of our professional OraQuick® HIV product and lower domestic and OTC sales of our cryosurgical products. In 2017, we recognized $4.4 million as other revenues in connection with funding from BARDA related to our Ebola and Zika products and $689,000 of cost reimbursement under the Gates Foundation agreement. Other revenues in 2016 included $18.9 million in exclusivity payments received under our AbbVie HCV co-promotion agreement and $2.3 million in BARDA funding. Our co-promotion agreement with AbbVie was terminated on December 31, 2016 and no further revenues were recognized under this agreement after that date.

Consolidated net revenues from products sold to customers outside of the United States were $45.6 million and $28.4 million, or 27% and 22% of total net revenues, during the years ended December 31, 2017 and 2016, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment.

	Year Ended December 31,
	Dollars				Percentage of Total Net Revenues
Market	2017	2016	% Change		2017	2016
Infectious disease testing	$61,951	$48,408	28%		67%	50%
Risk assessment testing	12,659	13,068	(3)		14	14
Cryosurgical systems	12,279	13,234	(7)		13	14

Net product revenues	86,889	74,710	16		94	78
Other	5,076	21,274	(76)		6	22

Net revenues	$91,965	$95,984	(4	) %	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 28% to $61.9 million in 2017 from $48.4 million in 2016. This increase resulted from higher sales of our OraQuick® HCV product and higher international sales of our OraQuick® HIV self-test, partially offset by a decline in domestic sales of our professional OraQuick® HIV product.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2017 and 2016.

	Year Ended December 31,
Market	2017	2016	% Change
Domestic HIV	$17,015	$21,499	(21)%
International HIV	11,301	5,248	115
Domestic OTC HIV	6,832	6,320	8

Net HIV revenues	35,148	33,067	6

Domestic HCV	8,448	7,436	14
International HCV	16,961	6,630	156

Net HCV revenues	25,409	14,066	81

Net OraQuick® revenues	$60,557	$47,133	28%

Domestic OraQuick® HIV sales decreased 21% to $17.0 million for the year ended December 31, 2017 from $21.5 million for the year ended December 31, 2016. This reduction was primarily the result of competitive losses tied to pricing, the loss of sales to point-of-care HIV tests perceived to be more sensitive, and the CDC’s testing guidelines recommending the use of competing fourth generation automated HIV immunoassays performed in a laboratory. We anticipate that future domestic sales of our professional HIV product will continue to be negatively affected by the CDC testing guidelines, changes in government funding, and continued product and price competition.

International sales of our OraQuick® HIV products during 2017 rose 115% to $11.3 million from $5.2 million in 2016. This increase was largely due to the continued shipment of product in support of an HIV self-testing program in Africa, and higher sales of our professional product into certain areas of Africa, Asia, and Latin America, partially offset by a decline in sales in the Middle East and Europe. Funding under the charitable support agreement with the Gates Foundation began in the third quarter of 2017 and product revenues in 2017 included approximately $1.0 million of support payments under that agreement.

Sales of our OraQuick® In-Home HIV test in 2017 of $6.8 million increased 8% compared to $6.3 million in 2016, largely due to expansion of public health programs that use our In-Home test and additional shelf placement of the product in the home diagnostic section of certain retail pharmacies.

Domestic OraQuick® HCV sales increased 14% to $8.4 million in 2017 from $7.4 million in 2016 primarily due to higher sales to our U.S. public health customers in support of HCV testing program expansion, higher sales to non-acute healthcare offices, and increased sales to hospitals. International OraQuick® HCV sales increased 156% to $17.0 million in 2017 from $6.6 million in 2016, largely due to continued product shipments to a foreign government to support a nationwide HCV testing and treatment program and increased sales in Asia and Africa, partially offset by the loss of a multi-national humanitarian organization customer who switched to a competitive product due to pricing. As discussed above, we were recently notified that our supply contract with the foreign government will not be renewed and it is unclear whether this government will fulfill the remaining purchase obligations under the existing contract. During 2017, we recorded $11.8 million in revenue from this contract. It is uncertain if we will record revenues of this magnitude in 2018, if at all.

Risk Assessment Market

Sales to the risk assessment market decreased 3% to $12.6 million for the year ended December 31, 2017 from $13.1 million for the year ended December 31, 2016, primarily as a result of a reduction of inventory maintained by one of our largest customers and lab closings due to consolidations occurring in the laboratory service industry, partially offset by higher sales resulting from increased drug testing in the pain management and drug treatment markets.

Cryosurgical Systems Market

Sales of our cryosurgical systems products (which includes both the physicians’ office and OTC markets) decreased 7% to $12.3 million in 2017 from $13.2 million in 2016.

The table below shows a breakdown of our total net cryosurgical systems revenues (dollars in thousands) generated in each market during 2017 and 2016.

	Year Ended December 31,
Market	2017	2016	% Change
Domestic professional	$5,400	$5,545	(3)%
International professional	797	771	3
Domestic OTC	1,230	1,350	(9)
International OTC	4,852	5,568	(13)

Net cryosurgical systems revenues	$12,279	$13,234	(7)%

Sales of our Histofreezer® product to physicians’ offices in the United States decreased 3% to $5.4 million in the 2017 from $5.5 million 2016, primarily due to timing of orders placed by our distributors and loss of sales due to competing private label products. These declines in sales were partially offset by increased sales into new markets and additional business generated by our new mid-tier distributors. International sales of our Histofreezer® product increased 3% to $797,000 in 2017 from $771,000 in 2016.

Sales of our private-label wart removal product in the U.S. retail market decreased to $1.2 million in 2017 from $1.4 million in 2016. Sales volume in 2016 was higher as a result of initial stocking orders for a new large pharmacy customer during that period.

Sales of our international OTC cryosurgical products during 2017 decreased 13% to $4.9 million compared to $5.6 million in 2016, largely due to lower sales into Europe as a result of competitive pressures and lower sales in Latin America due to the economic instability of certain countries in that region.

Other revenues

Other revenues in 2017 decreased 76% to $5.1 million from $21.3 million in 2016. Other revenues in 2016 included AbbVie exclusivity revenues of $18.9 million. There are no similar revenues in 2017 due to the termination of our AbbVie HCV co-promotion agreement on December 31, 2016. Revenues related to funding from BARDA increased to $4.4 million in 2017 compared to $2.3 million in 2016. Revenues in 2017 also include $689,000 in reimbursement of certain costs under our charitable support agreement with the Gates Foundation. No such reimbursement occurred in 2016.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products increased 133% to $75.1 million in 2017 from $32.2 million in 2016.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) generated in each market during 2017 and 2016.

	Year Ended December 31,
Market	2017	2016	% Change
Commercial genomics	$61,594	$20,767	197%
Academic genomics	10,017	10,312	(3)
Microbiome	3,488	1,135	207

Net molecular collection systems revenues	$75,099	$32,214	133%

Sales of our Oragene® product in the commercial market rose 197% to $61.6 million in 2017 compared to $20.8 million in 2016, largely as a result of higher customer demand primarily from a large customer in the consumer genetics market. Sales of our Oragene® product in the academic market decreased 3% to $10.0 million in 2017 compared to $10.3 million in 2016 largely due to the non-recurrence of a large order which occurred in 2016. Microbiome sales increased 207% to $3.5 million in 2017 compared to $1.1 million in 2016 as interest in our microbiome product offering continues to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 59% for the year ended December 31, 2017 compared to 69% for the comparable period of 2016. Gross margin for 2017 decreased primarily due to the absence of AbbVie exclusivity revenues, an increase in lower margin international product sales, and higher scrap and spoilage costs.

Consolidated operating income in 2017 was $40.2 million, a $19.9 million improvement from $20.3 million of operating income reported in 2016. Operating income in 2017 benefited from increased product revenues, the Ancestry litigation settlement gain, and lower sales and marketing costs, partially offset by the loss of AbbVie exclusivity revenues recorded in the prior year and higher research and development and general and administrative expenses in the current year.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross margin was 58% in 2017 compared to 69% in 2016. OSUR’s margin was negatively impacted in 2017 primarily by the absence of exclusivity revenues under our AbbVie agreement ($18.9 million was recorded in 2016 versus none in 2017), an increase in lower margin international product sales, and an increase in scrap and spoilage costs.

Research and development expenses increased 50% to $10.5 million in 2017 from $7.0 million in 2016, largely as a result of the inclusion in 2016 of a $1.4 million payment received to settle a claim against one of our raw material suppliers. This settlement was recorded as a reduction in research and development expense in 2016. During 2017, research and development expenses also increased due to higher supply costs associated with the development of our Ebola and Zika products and increased staffing expenses.

Sales and marketing expenses decreased 11% to $18.9 million in 2017 from $21.3 million in 2016, primarily as a result of the termination of our AbbVie HCV co-promotion agreement on December 31, 2016. During 2016, we incurred $1.1 million of detailing and co-promotion expenses associated with the AbbVie agreement. No such costs were incurred for 2017. For the year ended December 31, 2017, we also experienced lower staffing costs, partially offset by higher external commissions payable to certain international distributors.

General and administrative expenses increased 16% to $26.1 million in 2016 from $22.6 million in 2016 due to higher staffing costs and an increase in accrued bonuses as a result of Company’s strong performance.

All of the above contributed to OSUR’s operating loss of $2.7 million for 2017, which included non-cash charges of $3.2 million for depreciation and amortization and $6.4 million for stock-based compensation.

DNAG Segment

DNAG’s gross margin was 61% in 2017 compared to 67% in 2016. The decline in gross margin was primarily due to an increase in lower margin sales in 2017 as compared to 2016.

Research and development expenses increased 4% to $2.8 million in 2017 from $2.7 million in 2016 due to higher staffing costs.

Sales and marketing expenses increased 15% to $9.6 million in 2017 compared to $8.3 million in 2016 due to higher staffing and commission expenses.

General and administrative expenses decreased 45% to $3.2 million in 2017 compared to $5.7 million in 2016, largely due to lower legal costs as our lawsuit with Ancestry and its contract manufacturer was settled in the first quarter of 2017.

Operating expenses in 2017 were offset by the $12.5 million pre-tax gain associated with the settlement of the Ancestry litigation.

All of the above contributed to DNAG’s operating income of $43.0 million for 2017, which included non-cash charges of $3.2 million for depreciation and amortization and $543,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the year ended December 31, 2017, we recorded state income tax expense of $0 compared to $250,000 in the year ended December 31, 2016. Canadian income tax expense of $10.1 million and $353,000 was recorded in 2017 and 2016, respectively. Canadian taxes in 2017 included the additional taxes due as a result of the $12.5 million Ancestry litigation settlement gain and DNAG’s increased pre-tax income. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation on multinational corporations. The impact of the Tax Act on our current and future financial results is discussed in more detail in Note 8 of the Notes to the consolidated financial statements included herein.

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

Consolidated net product revenues increased 2% to $106.9 million in 2016 from $104.5 million in 2015, primarily as a result of higher international sales of our OraQuick® HIV and HCV tests and higher sales of our molecular collection systems and cryosurgical system products. These increases were partially offset by lower domestic sales of our OraQuick® HIV test and lower sales of our Ebola product. Other revenues in 2016 increased 39% to $21.3 million compared to $15.3 million during 2015, largely due to higher exclusivity revenue recognized under our HCV co-promotion agreement with AbbVie. AbbVie revenues in 2016 included an additional $5.4 million recognized due to the early termination of the contract at the end of that year.

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

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 1% to $48.4 million in 2016 from $49.1 million in 2015, primarily due to lower domestic sales of our OraQuick® HIV product and lower sales of our OraQuick® Ebola and In-Home HIV tests, partially offset by higher international sales of our OraQuick® HIV and HCV tests.

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

Domestic OraQuick® HIV sales decreased 14% to $21.5 million for the year ended December 31, 2016 from $24.9 million for the year ended December 31, 2015. This decrease was primarily the result of the continued loss of sales to competing fourth generation automated HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the Centers for Disease Control and Prevention (“CDC”), the loss of sales to point-of-care HIV tests perceived to be more sensitive, reduced program funding, and the timing of orders placed by our customers. International sales of our OraQuick® HIV test in 2016 increased 118% to $5.2 million from $2.4 million in 2015. This increase was largely due to the shipment of product in support of a new HIV self-testing program in Africa, new shipments into the Middle East, sales to a new distributor in Russia, and increased sales in Asia due to a new military testing project.

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

Domestic OraQuick® HCV sales decreased 1% to $7.4 million in 2016 from $7.5 million in 2015, largely due to the inclusion in 2015 of a $1.3 million order for a U.S. government HCV testing program that did not recur in 2016, partially offset by the expansion of existing HCV testing programs and the addition of new programs in the public health market. International OraQuick® HCV sales increased 71% to $6.6 million in 2016 from $3.9 million in 2015, largely due the first shipments of $1.4 million of product to a foreign government to support a nationwide HCV testing and treatment program, the expansion of our business in Asia, and increased sales in Africa.

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

Sales of our domestic private-label OTC wart removal products in the U.S. retail market increased to $1.4 million in 2016 from $390,000 in 2015, due to the launch of private-label products in two additional large pharmacy chains early in 2016.

Sales of our international OTC cryosurgical products during 2016 decreased 12% to $5.6 million compared to $6.3 million in 2015, largely due to lower sales into Europe, partially offset by higher sales in Latin America.

Other revenues

Other revenues in 2016 increased 39% to $21.3 million from $15.3 million in 2015. AbbVie exclusivity revenues increased to $18.9 million in 2016 from $13.5 million in 2015 due to the early termination of our co-promotion agreement with AbbVie which we agreed to as of June 30, 2016. The agreement terminated on December 31, 2016, and as a result of the shortened term, an additional $5.4 million of associated deferred revenue which existed as of June 30, 2016 was recognized into revenue over the remaining six months of 2016. Following the termination of our HCV co-promotion agreement with AbbVie on December 31, 2016, AbbVie has no further financial obligations to us. Also included in other revenues for 2016 was $2.3 million in BARDA funding, a 30% increase from the $1.8 million in BARDA funding in 2015. This increase was due to new funding for our Zika product.

DNAG Segment

Molecular Collection Systems

Net molecular collection systems revenues increased 8% to $32.2 million in 2016 from $29.9 million in 2015.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) generated in each market during 2016 and 2015.

	Year Ended December 31,
Market	2016	2015	% Change
Commercial genomics	$20,767	$19,513	6%
Academic genomics	10,312	9,872	4
Microbiome	1,135	539	111

Net molecular collection systems revenues	$32,214	$29,924	8%

Sales of our Oragene® product in the commercial market increased 6% to $20.8 million in 2016 compared to $19.5 million in 2015, primarily as a result of sales to new customers and ordering patterns of existing customers, partially offset by the loss of two U.S. customers that previously filed for bankruptcy protection in 2015. These customers contributed approximately $2.9 million in sales during 2015. The Company has no unreserved collection exposure related to these two customers. Sales of our Oragene® product in the academic market rose 4% to $10.3 million in 2016 compared to $9.8 million in 2015, due to the shipment of product to support a study on autism. Sales in 2016 also included $1.1 million in sales of our gut microbiome product compared to $539,000 in the same period of 2015 as interest in our microbiome product offering continued to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross margin was 69% for the year ended December 31, 2016 compared to 67% for the comparable period of 2015. Gross margin for 2016 increased primarily due to the higher AbbVie exclusivity revenues.

Consolidated operating income in 2016 was $20.3 million, a $12.2 million increase from the $8.1 million of operating income reported in 2015. Operating income in 2016 benefited as compared to the prior year from higher revenues, improved gross margins and lower sales and marketing and research and development costs, partially offset by higher general and administrative expenses.

OPERATING INCOME BY SEGMENT

OSUR Segment

OSUR’s gross margin was 69% in 2016 compared to 66% in 2015. OSUR’s margin in 2016 was positively impacted by the increase in other revenues and lower scrap and spoilage costs.

Research and development expenses decreased 21% to $7.0 million in 2016 from $8.9 million in 2015, largely as a result of a $1.4 million payment received to settle a claim against one of our raw material suppliers. This settlement was recorded as a reduction in research and development expense.

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

Research and development expenses were $2.7 million in both 2016 and 2015.

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

Liquidity and Capital Resources

	December 31,
	2017	2016
	(In thousands)
Cash, cash equivalents and restricted cash	$72,869	$109,790
Available for sale securities	103,718	11,160
Working capital	189,668	139,106

Our cash, cash equivalents, restricted cash and available-for-sale securities increased to $176.6 million at December 31, 2017 from $120.9 million at December 31, 2016. Our working capital increased to $189.7 million at December 31, 2017 from $139.1 million at December 31, 2016.

During 2017, we generated $28.2 million in cash from operating activities. Our net income of $31.0 million included non-cash charges for stock-based compensation expense of $6.9 million and depreciation and amortization expense of $6.4 million, as well as non-cash benefits of $518,000. Additional sources of cash include increases in accounts payable of $5.2 million largely due to inventory purchases that were invoiced at the end of the year, accrued expenses and other liabilities of $9.2 million largely due to an increase in Canadian income taxes payable and a higher year-end accrual for management incentive bonuses. Uses of cash in operating activities during the year included an increase in accounts receivable of $22.1 million largely resulting from an increase in product orders placed during the fourth quarter of 2017, an increase in inventory balances of $7.4 million related to higher raw material purchases for our HIV self-test and HCV products, and an increase in prepaid expenses and other assets of $384,000.

We used $96.3 million in investing activities in 2017 to purchase $161.3 million of investments and $4.3 million to acquire property and equipment, partially offset by proceeds from the maturities and redemptions of investments of $69.3 million.

Net cash provided by financing activities was $30.4 million in 2017, which resulted from $31.7 million in proceeds received from the exercise of stock options partially offset by $1.2 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares.

In September 30, 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank, which was amended in December 2017. The Credit Agreement provides for revolving extensions of credit in an initial aggregate amount of up to $10.0 million (inclusive of a letter of credit subfacility of $2.5 million), with an option to request, prior to the second anniversary of the closing date, that lenders, at their election, provide up to $5.0 million of additional revolving commitments. Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings outstanding under the Credit Agreement at December 31, 2017 or 2016.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of December 31, 2017 and 2016, we were in compliance with all applicable covenants under the Credit Agreement.

Our current balances of cash and cash equivalents and available-for-sale securities and our available borrowing capacity are expected to be sufficient to fund our current operating and capital needs for the foreseeable future.

Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $43.7 million, or 25% of our $176.6 million in cash, cash equivalents, restricted cash and available-for-sale securities, belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2017 (in thousands) for future payments under contracts and other contingent commitments, for the year 2018 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases[1]	$5,157	$617	$791	$828	$834	$845	$1,242
Employment contracts[2]	2,059	1,729	330	—	—	—	—
Purchase obligations[3]	15,028	14,262	383	383	—	—	—
Minimum commitments under contracts[4]	292	292	—	—	—	—	—

Total contractual obligations	$22,536	$16,900	$1,504	$1,211	$834	$845	$1,242

[1]	Represents payments required under our operating leases. See Note 11 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 11 of the Notes to the consolidated financial statements included herein.
[3]	Represents payments required by non-cancellable purchase orders or supply agreements related to inventory, supplies, capital expenditures and other goods or services. The supply agreements are cancellable within a specified number of days of written notice to the supplier. See Note 11 of the Notes to the consolidated financial statements included herein.
[4]	Represents payments required pursuant to certain licensing agreements executed by the Company. These agreements are cancellable within a specified number of days after communication by the Company of its intent to terminate. See Note 11 of the Notes to the consolidated financial statements included herein.
[5]	Does not include any obligations under our revolving credit facility, which was undrawn as of December 31, 2017. See Note 7 of the Notes to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, customer sales returns, inventories, intangible assets, income taxes, revenue recognition, performance-based compensation, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition. We recognize product revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, title has passed and collection is reasonably assured. Product revenues are recorded net of allowances for any discounts or rebates. We do not grant price protection or product return rights to our customers except for sales of our OraQuick® In-Home HIV test in the retail market and for warranty returns. Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

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

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. This agreement with AbbVie was terminated effective December 31, 2016. Accordingly, we did not record any revenue from this co-promotion agreement during 2017. During 2016 and 2015, $18.9 million and $13.5 million, respectively, in exclusivity revenues were recognized and recorded as other revenue in our consolidated statements of income.

On June 12, 2015, we were awarded a grant for up to $10.4 million in total funding from the U.S. Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our OraQuick® Ebola rapid antigen test. The three-year, multi-phased grant included an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015 and July 2017, BARDA exercised options to provide $7.2 million and $1.3 million, respectively, in additional funding for our OraQuick® Ebola test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2017, 2016 and 2015, $2.0 million, $1.7 million and $1.8 million, respectively, were recognized in connection with this grant.

In August 2016, we were awarded a contract for up to $16.6 million in total funding from BARDA related to our rapid Zika test. The six-year, multi-phased contract includes an initial commitment of $7.0 million and options for up to an additional $9.6 million to fund the evaluation of additional product enhancements and clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2.6 million in additional funding for our rapid Zika test. Funding received under this contract is recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2017 and 2016, $2.4 million and $616,000, respectively, were recognized in connection with this grant.

In June 2017, we entered into a four-year Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that will enable us to offer our OraQuick® HIV self-test at an affordable price in 50 developing countries with funding from the Gates Foundation. The funding will consist of support payments tied to volume of product sold by us and reimbursement of certain related costs. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement. Funding received under this agreement in the form of support payments for product purchases is recorded as a component of product revenue. During 2017, $1.0 million of support payments were recognized in product revenue in connection with this agreement. Funding received in the form of reimbursement of certain related costs in the amount of $689,000 was also recorded as other revenue in our consolidated statements of income.

Inventories. Our inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In addition to reserving for these items identified through specific identification procedures, we also reserve for unidentified scrap or spoilage under a fixed-formula methodology. During 2017, 2016, and 2015 we wrote-off inventory which had a cost of $3.3 million, $739,000 and $2.6 million, respectively. These write-offs were a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Deferred Tax Assets and Liabilities. We re-measured our Federal net deferred tax asset based on the federal rate at which they were expected to reverse in the future which is 21% pursuant to the recently enacted Tax Act. We also re-measured our state net deferred asset since the future Federal benefit was reduced to 21%.

At December 31, 2017, we had federal Net Operating Loss (“NOL”) carryforwards of $66.2 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences were $27.3 million at December 31, 2017. Net operating losses will begin to expire in 2020. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our deferred tax asset in the immediate future. Each year, we continue to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance as of December 31, 2017 and 2016 against our deferred tax assets associated with the operations subject to income tax in the U.S.

The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 that limit the annual amount of federal and state NOLs available to be used in any given year in the event of a significant change in ownership. Our ability to use our federal and state NOL carryforwards to offset future federal income tax obligations could be limited by changes in the ownership of our stock. The Company does not believe, however, that there is a Section 382 limitation that will impair our future ability to utilize NOLs to offset our future taxable income and the Company continues to review ownership changes on an annual basis.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of December 31, 2017, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 3.5% of our total revenues for the year ended December 31, 2017. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of their revenues are recorded in U.S. dollars, almost all of their operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets, subject to translation, of $102.6 million Canadian dollars ($81.6 million USD), which are included in the Company’s consolidated balance sheet as of December 31, 2017. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have decreased our comprehensive income by $8.2 million in 2017.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2017 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

OraSure Technologies, Inc.:

We have audited OraSure Technologies, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). OraSure Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OraSure Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2018

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions “Proposal No. 1. Election of Directors,” “Corporate Governance - Governance Guidelines and Code of Conduct,” “Corporate Governance – Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the information under the captions “Compensation Committee Matters,” (including the “Compensation Committee Report”), “Compensation Discussion and Analysis,” “Compensation Tables,” “Employment Agreements and Potential Payments Upon Termination or Change in Control,” and “Director Compensation” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the information under the captions “Transactions with Related Persons” and “Corporate Governance - Director Independence” in the Proxy Statement.

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

(a)(3). Exhibits. See Index to Exhibits following the consolidated financial statements in this Annual Report.

ITEM 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Douglas A. Michels
Douglas A. Michels President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Douglas A. Michels Douglas A. Michels	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald H. Spair Ronald H. Spair	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Mark L. Kuna Mark L. Kuna	Senior Vice President, Finance and Controller (Principal Accounting Officer)

*MARA ASPINALL Mara Aspinall	Director

*MICHAEL CELANO Michael Celano	Director

*EAMONN P. HOBBS Eamonn P. Hobbs	Director

*RONNY B. LANCASTER Ronny B. Lancaster	Director

*CHARLES W. PATRICK Charles W. Patrick	Director

*ARADHANA SARIN Aradhana Sarin	Director

*STEPHEN S. TANG Stephen S. Tang	Director

*By:	/s/ Jack E. Jerrett
Jack E. Jerrett
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OraSure Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 28, 2018

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,029	$107,959
Restricted cash	1,840	1,831
Short-term investments	83,028	11,160
Accounts receivable, net of allowance for doubtful accounts of $471 and $484	42,521	19,827
Inventories	19,343	11,799
Prepaid expenses	1,658	1,722
Other current assets	2,486	2,143

Total current assets	221,905	156,441
PROPERTY AND EQUIPMENT, net	21,372	20,033
INTANGIBLE ASSETS, net	8,223	10,337
GOODWILL	20,083	18,793
LONG TERM INVESTMENTS	20,690	—
OTHER ASSETS	3,928	2,331

	$296,201	$207,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,228	$4,633
Deferred revenue	1,314	1,388
Accrued expenses	20,695	11,314

Total current liabilities	32,237	17,335

OTHER LIABILITIES	3,932	2,304

DEFERRED INCOME TAXES	1,951	2,446

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 60,662 and 56,001 shares issued and outstanding	—	—
Additional paid-in capital	387,931	350,528
Accumulated other comprehensive loss	(10,340)	(14,220)
Accumulated deficit	(119,510)	(150,458)

Total stockholders’ equity	258,081	185,850

	$296,201	$207,935

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the years ended December 31,
	2017	2016	2015
NET REVENUES:
Product	$161,988	$106,924	$104,458
Other	5,076	21,274	15,261

	167,064	128,198	119,719
COST OF PRODUCTS SOLD	68,108	40,171	39,426

Gross profit	98,956	88,027	80,293

OPERATING EXPENSES:
Research and development	13,365	9,754	11,654
Sales and marketing	28,532	29,652	35,088
General and administrative	29,321	28,356	25,493
Gain on litigation settlement	(12,500)	—	—

	58,718	67,762	72,235

Operating income	40,238	20,265	8,058
OTHER INCOME	794	58	774

Income before income taxes	41,032	20,323	8,832
INCOME TAX EXPENSE	10,084	603	665

NET INCOME	$30,948	$19,720	$8,167

EARNINGS PER SHARE:
BASIC	$0.52	$0.35	$0.14

DILUTED	$0.51	$0.35	$0.14

SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	59,050	55,615	56,397

DILUTED	61,024	56,513	56,846

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2017	2016	2015
NET INCOME	$30,948	$19,720	$8,167
OTHER COMPEHENSIVE INCOME (LOSS)
Currency translation adjustments	4,433	1,419	(7,791)
Unrealized loss on marketable securities	(553)	—	—

COMPREHENSIVE INCOME	$34,828	$21,139	$376

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount				Total
Balance at January 1, 2015	56,187	$—	$344,894	$(7,848)	$(178,345)	$158,701
Common stock issued upon exercise of options	74	—	404	—	—	404
Vesting of restricted stock	354	—	—	—	—	—
Purchase and retirement of common shares	(910)	—	(6,090)	—	—	(6,090)
Compensation cost for restricted stock	—	—	2,642	—	—	2,642
Compensation cost for stock option grants	—	—	3,403	—	—	3,403
Net income	—	—	—	—	8,167	8,167
Currency translation adjustments	—	—	—	(7,791)	—	(7,791)

Balance at December 31, 2015	55,705	—	345,253	(15,639)	(170,178)	159,436
Common stock issued upon exercise of options	405	—	2,656	—	—	2,656
Vesting of restricted stock	446	—	—	—	—	—
Purchase and retirement of common shares	(555)	—	(3,444)	—	—	(3,444)
Compensation cost for restricted stock	—	—	2,861	—	—	2,861
Compensation cost for stock option grants	—	—	2,691	—	—	2,691
Compensation cost for performance stock units	—	—	511	—	—	511
Net income	—	—	—	—	19,720	19,720
Currency translation adjustments	—	—	—	1,419	—	1,419

Balance at December 31, 2016	56,001	—	350,528	(14,220)	(150,458)	185,850
Common stock issued upon exercise of options	4,413	—	31,670	—	—	31,670
Vesting of restricted stock	378	—	—	—	—	—
Purchase and retirement of common shares	(130)	—	(1,240)	—	—	(1,240)
Compensation cost for restricted stock	—	—	2,705	—	—	2,705
Compensation cost for stock option grants	—	—	2,045	—	—	2,045
Compensation cost for performance stock units	—	—	2,223	—	—	2,223
Net income	—	—	—	—	30,948	30,948
Currency translation adjustments				4,433		4,433
Unrealized loss on marketable securities	—	—	—	(553)	—	(553)

Balance at December 31, 2017	60,662	$—	$387,931	$(10,340)	$(119,510)	$258,081

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$30,948	$19,720	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,973	6,063	6,045
Depreciation and amortization	6,402	5,640	5,806
Unrealized foreign currency loss	156	122	367
Loss (gain) on sale of fixed assets	(25)	(28)	80
Deferred income taxes	(649)	(529)	48
Changes in assets and liabilities
Accounts receivable	(22,116)	(576)	(3,739)
Inventories	(7,391)	1,476	2,348
Prepaid expenses and other assets	(384)	(652)	(1,415)
Accounts payable	5,157	46	(2,648)
Deferred revenue	(93)	(8,350)	1,706
Accrued expenses and other liabilities	9,178	1,666	(992)

Net cash provided by operating activities	28,156	24,598	15,773

INVESTING ACTIVITIES:
Purchases of investments	(161,269)	(34,133)	(26,895)
Proceeds from maturities and redemptions of investments	69,253	30,421	23,934
Purchases of property and equipment	(4,337)	(4,353)	(3,744)

Net cash used in investing activities	(96,353)	(8,065)	(6,705)

FINANCING ACTIVITIES:
Payments for debt issue costs	—	(367)	—
Proceeds from exercise of stock options	31,675	2,656	404
Repurchase of common stock	(1,240)	(3,444)	(6,090)

Net cash provided by (used in) financing activities	30,435	(1,155)	(5,686)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	841	318	(2,155)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(36,921)	15,696	1,227
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	109,790	94,094	92,867

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$72,869	$109,790	$94,094

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1.	THE COMPANY:

Our business is comprised of two segments: Our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the manufacture and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

Our “DNAG” or molecular collection systems business is operated by our subsidiary, DNA Genotek Inc., a company based in Ottawa, Canada. DNAG’s Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services called “GenoFINDTM”, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide, including many leading research universities and hospitals.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as calculations related to accruals, taxes, and performance-based compensation expense, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Supplemental Cash Flow Information

In 2017, 2016 and 2015, we paid income taxes of $4,309, $1,123 and $719, respectively.

In 2017, 2016 and 2015, we recorded through the consolidated statements of income an increase in our allowance for doubtful accounts of $172, $40 and $341, respectively. We had $200 and $369 in write-offs against the allowance for doubtful accounts in 2017 and 2016, respectively. We had no material write-offs against the allowance for doubtful accounts in 2015.

As of December 31, 2017, 2016 and 2015, we had accruals for purchases of property and equipment of $449, $302 and $1,256, respectively.

Investments

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

The following is a summary of our available-for-sale securities as of December 31, 2017 and 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Guaranteed investment certificates	$22,261	$—	$—	$22,261
Corporate bonds	82,010	—	(553)	81,457

Total available-for-sale securities	$104,271	$—	$(553)	$103,718

December 31, 2016
Guaranteed investment certificates	$11,160	$—	$—	$11,160

Total available-for-sale securities	$11,160	$—	$—	$11,160

At December 31, 2017 maturities of our available-for-sale securities were as follows:
Less than one year	$83,403	$—	$(375)	$83,028

Greater than one year	$20,868	$—	$(178)	$20,690

Accounts Receivable

Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories, based primarily on the estimated forecast of product sales. When factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In addition to reserving for these items identified through specific identification procedures, we also reserve for unidentified scrap or spoilage under a fixed-formula methodology.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets.

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

We performed our annual impairment assessment as of July 31, 2017 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of December 31, 2017, we believe no indicators of impairment exist.

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

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. On June 30, 2016, we mutually agreed to terminate our agreement effective December 31, 2016. Accordingly, we did not record any revenue from this co-promotion agreement during 2017. During 2016 and 2015, $18,951 and $13,479, respectively, in exclusivity revenues were recognized and recorded as other revenue in our consolidated statements of income.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from the U.S. Department of Health and Human Services (“HHS”) Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our OraQuick® Ebola rapid antigen test. The three-year, multi-phased grant included an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015 and July 2017, BARDA exercised options to provide $7,200 and $1,330, respectively, in additional funding for our OraQuick® Ebola test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2017, 2016 and 2015, $1,999, $1,707 and $1,783, respectively, were recognized in connection with this grant.

In August 2016, we were awarded a contract for up to $16,600 in total funding from BARDA related to our rapid Zika test. The six-year, multi-phased contract includes an initial commitment of $7,000 and options for up to an additional $9,600 to fund the evaluation of additional product enhancements, and clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2,600 in additional funding for our rapid Zika test. Funding received under this contract is recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2017 and 2016, $2,388 and $616, respectively, were recognized in connection with this grant.

In June 2017, we entered into a four-year Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that will enable us to offer our OraQuick® HIV self-test at an affordable price in 50 developing countries with funding from the Gates Foundation. The funding will consist of support payments tied to volume of product sold by us and reimbursement of certain related costs. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20,000 over the four-year term or $6,000 each year of the agreement. Funding received under this agreement in the form of support payments for product purchases is recorded as a component of product revenue. During 2017, $1,047 of support payments were recognized in product revenue in connection with this agreement. Funding received in the form of reimbursement of certain related costs is recorded as other revenue in our consolidated statements of income. During 2017, $689 was recognized in other revenue in connection with this agreement.

Customer Sales Returns and Allowances

We do not grant return rights to our customers for any product, except for our OraQuick® In-Home HIV test. Accordingly, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of income. This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns. As of December 31, 2017 and 2016, the reserve for sales returns and allowances was $217. If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve. Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2017 and 2016 includes customer prepayments of $1,314 and $1,388, respectively.

Customer and Vendor Concentrations

One of our customers accounted for 37% and 15% of our accounts receivable as of December 31, 2017 and 2016, respectively. The same customer accounted for approximately 25% of our net consolidated revenues for the year ended December 31, 2017. Another customer accounted for approximately 15% and 12% of our net consolidated revenues for the years ended December 31, 2016 and 2015, respectively.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2017, 2016, and 2015, we incurred $717, $626, and $623, respectively, in advertising expenses.

Stock-Based Compensation

We account for stock-based compensation to employees and directors using the fair value method. We recognize compensation expense for stock option and restricted stock awards issued to employees and directors on a straight-line basis over the requisite service period of the award. We recognize compensation expense related to performance-based restricted stock units based on assumptions as to what percentage of each performance target will be achieved. We evaluate these target assumptions on a quarterly basis and adjust compensation expense related to these awards, as appropriate. To satisfy the exercise of options, issuance of restricted stock, or redemption of performance-based restricted stock units, we issue new shares rather than purchase shares in the open market.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange (losses) gains resulting from foreign currency transactions that are included in other income (expense) in our consolidated statements of income were $(1,442), $(607), and $1,005 for the years ended December 31, 2017, 2016, and 2015, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the weighted-average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options, unvested restricted stock or performance stock units, unless the impact is antidilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares and performance stock units were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted earnings per share are as follows:

	Year ended December 31,
	2017	2016	2015
Net income	$30,948	$19,720	$8,167

Weighted average shares of common stock outstanding:
Basic	59,050	55,615	56,397
Dilutive effect of stock options, restricted stock, and performance stock units	1,974	898	449

Diluted	61,024	56,513	56,846

Earnings per share:
Basic	$0.52	$0.35	$0.14

Diluted	$0.51	$0.35	$0.14

For the years ended December 31, 2017, 2016, and 2015, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 180, 2,546, and 4,314 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at December 31, 2017 consists of $9,787 of currency translation adjustments and $553 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio. Accumulated other comprehensive loss at December 31, 2016 consists of $14,220 of currency translation adjustments.

Fair Value of Financial Instruments

As of December 31, 2017 and 2016, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale securities are measured as Level 1 instruments as of December 31, 2017 and 2016.

Included in cash and cash equivalents at December 31, 2017 and 2016, was $40,760 and $83,704 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2017 and 2016 was $3,514 and $1,980, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

In 2017, we purchased certificates of deposit (“CDs”) from a commercial bank. The CDs bear interest at rates ranging from 0.89% to 1.03% and mature periodically through January 22, 2018. The carrying values of the CDs approximate their fair value. These CDs serve as collateral for certain standby letters of credit and are reported as restricted cash on the accompanying consolidated balance sheets. Also see Note 11 – Commitments and Contingencies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued converged guidance on recognizing revenue in contracts with customers, ASU 2014-09, Revenue from Contracts with Customers. The intent of the new standard is to improve financial reporting and comparability of revenue globally. The core principle of the standard is for a company to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and in certain circumstances, allowing estimates of variable consideration to be recognized before contingencies are resolved. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017.

We have completed our evaluation of the new standard and have assessed the impacts of adoption on our consolidated financial statements and disclosures. Based on our evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard, with the exception of one revenue stream within our drug testing kits segment, which is described below.

We believe the key changes in the standard that impact our revenue recognition relate to the allocation of the transaction price to performance obligations and the estimate of unexercised rights (“breakage”) associated with the contracts. Prior to the adoption of ASU 2014-09, we used the residual value method to allocate the transaction prices related to our drug testing kits. With the issuance of ASU 2014-09, we have determined the more appropriate method to be based on the stand-alone selling price. This change in methodology also impacts our estimated breakage amount.

The FASB allows two adoption methods under ASU 2014-09. The guidance may be adopted through either retrospective application to all periods presented in the consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). We adopted the new standard effective January 1, 2018 using the modified retrospective transition method. Under that method, we applied the rules to all contracts existing as of January 1, 2018. We estimate the cumulative effect recorded to the opening balance of retained earnings of the above impacted revenue stream is approximately $163.

The disclosures in our notes to the consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

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

In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017. Since we have a full valuation allowance against our U.S. net deferred tax assets, the adoption of this standard for recognition of the tax effect of deductions for employee share awards in excess of compensation costs (“windfall”) did not have a material impact on our consolidated financial statements and related disclosures. See Note 8 – Income Taxes, for additional information. Should our full valuation allowance be reversed in future periods, the adoption of this new guidance will introduce more volatility in the calculation of our effective tax rate, depending on the Company’s share price at exercise or vesting of share-based awards as compared to grant date. The other provisions of ASU 2016-09 did not have a material impact on our consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the premium amortization period for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2017-08 may have on our consolidated financial statements and related disclosures, but do not anticipate the adoption will have a material impact on our financial results.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update will be effective for annual periods and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption will have a material effect on our consolidated financial statements.

3.	INVENTORIES:

	December 31,
	2017	2016
Raw materials	$10,299	$5,399
Work in process	199	1,034
Finished goods	8,845	5,366

	$19,343	$11,799

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2017	2016
Land	$1,118	$1,118
Buildings and improvements	20,726	20,179
Machinery and equipment	26,685	22,764
Computer equipment and software	9,131	8,357
Furniture and fixtures	2,194	2,113
Construction in progress	897	1,569

	60,751	56,100
Less accumulated depreciation	(39,379)	(36,067)

	$21,372	$20,033

Depreciation expense was $3,434, $3,149, and $2,992 for 2017, 2016, and 2015, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2017	2016
Balance as of January 1	$18,793	$18,250
Change related to foreign currency translation	1,290	543

Balance as of December 31	$20,083	$18,793

Intangible assets consist of the following:

		December 31, 2017
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,960	$(6,122)	$3,838
Patents and product rights	10	5,400	(4,258)	1,142
Acquired technology	7	7,737	(6,690)	1,047
Tradename	15	3,818	(1,622)	2,196

		$26,915	$(18,692)	$8,223

		December 31, 2016
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,321	$(4,830)	$4,491
Patents and product rights	10	5,400	(3,808)	1,592
Acquired technology	7	7,240	(5,279)	1,961
Tradename	15	3,573	(1,280)	2,293

		$25,534	$(15,197)	$10,337

Patents and products rights are made up of the following:

	December 31,
	2017	2016
HIV-related	$900	$900
HCV-related	4,500	4,500

	5,400	5,400
Less accumulated amortization	(4,258)	(3,808)

	$1,142	$1,592

Amortization expense for 2017, 2016, and 2015 was $2,641, $2,538, and $2,704, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2018	$2,639
2019	1,626
2020	1,417
2021	1,173
2022	246
Beyond	1,122

$8,223

6.	ACCRUED EXPENSES:

	December 31, 2017	December 31, 2016
Payroll and related benefits	$9,265	$7,685
Income taxes payable (receivable)	6,469	(39)
Professional fees	1,064	982
Royalties	845	715
Other	3,052	1,971

	$20,695	$11,314

7.	CREDIT FACILITY:

On September 30, 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank. The Credit Agreement, as amended on December 20, 2017, provides for revolving extensions of credit in an initial aggregate amount of up to $10,000 (inclusive of a letter of credit sub-facility of $2,500), with an option to request, prior to the second anniversary of the closing date, that the lender, at its election, provide up to $5,000 of additional revolving commitments. Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings under the facility during 2017 and 2016.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of December 31, 2017 and 2016, we were in compliance with all applicable covenants in the Credit Agreement.

8.	INCOME TAXES:

Income before income tax expense consists of the following:

	Years Ended December 31,
	2017	2016	2015
United States	$2,270	$18,492	$5,302
Canada	38,762	1,831	3,530

	$41,032	$20,323	$8,832

The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State	—	250	—
Canada	10,733	882	617

	10,733	1,132	617

Deferred
Federal	10,297	6,508	1,511
State	(827)	569	311
Canada	(649)	(529)	48

	8,821	6,548	1,870
Decrease in valuation allowance	(9,470)	(7,077)	(1,822)

	(649)	(529)	48

Total income tax expense	$10,084	$603	$665

For the years ended December 31, 2017, 2016, and 2015 we recorded foreign income tax expense of $10,084, $353, and $665, respectively.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation on multinational corporations. Although the Tax Act is generally effective January 1, 2018, U.S. generally accepted accounting principles requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. Among the numerous provisions, the Tax Act includes two provisions in particular which require consideration for 2017 financial reporting: a permanent reduction in the corporate tax rate to 21%; and a one-time transition tax imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates.

The reduction in the U.S. corporate tax rate to 21% is effective in 2018. However, this change results in a re-measurement of our net deferred tax balance at the end of 2017 with no net financial statement impact due to a comparable decrease in our deferred tax valuation allowance.

The one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (E&P) of foreign affiliates owned by U.S. shareholders as of December 31, 2017 was analyzed for our Canadian subsidiary. As of December 31, 2017, our U.S. federal taxable loss exceeded and offset the provisional mandatory repatriation net inclusion and as such, no additional taxes will be due as a result of the deemed repatriation of these foreign earnings.

In addition, the Tax Act also includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. The Tax Act also includes repeal of the corporate alternative minimum tax, expensing of capital investment, changes to the Federal net operating loss (“NOL”) utilization and carryforward rules, and limitations of the deduction for interest expense and certain employee compensation.

As a result of the complex impact of the Tax Act, the SEC provided guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) that allows the Company to record provisional amounts as of December 31, 2017 for the impact of the Tax Act, provided that the provisional amounts can be reasonably determined and with the requirement that the final accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, the Company has not completed the accounting for the tax effects of the Tax Act, and therefore, has recorded provisional amounts which include:

(a)	An estimate of the impact of the one-time transition tax on existing net operating loss and foreign tax credit carryforwards generated, as well as the related offsetting valuation allowances. These results are subject to change as there is limited information for federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In addition, the results are based on estimates and are affected by the interaction of various provision of the Tax Act on future taxable income. The Company will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of the enactment.

(b)	The valuation allowance for the Company’s deferred tax assets as of December 31, 2017, is primarily dependent on forecasted future taxable income in the U.S. and Canada and may be impacted by the provisions of the Tax Act. Any increase or reduction in estimated forecasted future taxable income may require the Company to adjust the valuation allowance against the remaining deferred tax asset. The Company will continue to assess the impact of the Tax Act on the valuation allowance during the provisional period.

The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder effective in 2018. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying tangible property. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected. The Company has not yet made a policy election related to its treatment of GILTI as either a current period expense in the reporting period in which the tax is incurred or recognizing deferred taxes when a basis differences exists that is expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the expected impact of GILTI in future periods.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Deemed repatriation tax	7.8	—	—
Statutory rate change, deferred tax impact	29.4	—	—
Excess tax benefits for share-based payment awards	(16.0)	—	—
Tax effect of Canadian items	(9.8)	(4.9)	(13.1)
State income taxes, net of federal benefit	(1.1)	2.0	1.5
Nondeductible expenses and other	3.4	6.7	5.7
Change in valuation allowance, federal and state	(23.1)	(34.8)	(20.6)

Effective tax rate	24.6%	3.0%	7.5%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$15,338	$17,673
Inventories	1,179	1,680
Capitalized research and development costs	2,402	4,711
Accruals and reserves currently not deductible	3,103	3,282
Acquired intangible assets	(1,825)	(2,268)
Depreciation and amortization	(621)	(212)
Stock-based compensation	976	6,110
Tax credit carryforwards	6,722	1,751

Net deferred tax asset	27,274	32,727
Valuation allowance	(29,225)	(35,173)

Net deferred tax liability	$(1,951)	$(2,446)

In assessing the realizability of our deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2017 and 2016 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2017, 2016, or 2015. The valuation allowance primarily decreased by $9,470 in 2017 due to its re-measurement to the new corporate tax rate of 21% effective in 2018.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2020 - 2025	$16,268
2026 - 2030	11,956
2031 - 2037	37,937

$66,161

The new accounting guidance under ASU 2016-09 allows for the recognition of excess tax benefits associated with stock based compensation awards regardless of whether the deduction reduces taxes payable. On January 1, 2017, we recorded a cumulative adjustment to retained earnings of $3,391 to recognize the increase in our net operating loss carryforwards from the cumulative excess tax benefits not recognized in periods prior to January 1, 2017. A corresponding $3,391 increase to our valuation allowance associated with this tax benefit was also recorded to retained earnings thereby resulting in no impact to retained earnings.

The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 that limit the annual amount of federal and state NOL carryforwards that can be used in any given year in the event a significant change in ownership. The Company does not believe that there is a Section 382 limitation that will impair our future ability to utilize NOLs to offset our future taxable income. The Company continues to review ownership changes on an annual basis and we do not believe we have had a subsequent ownership change that would impact the NOLs.

Effective January 1, 2018, there is a transition to a participation exemption system whereby distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation; therefore, the deferred tax liability on undistributed earnings is limited to any foreign withholding or other local taxes. The Company’s intention is to continue to permanently reinvest the historical undistributed earnings of our Canadian subsidiary to the extent that we will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers.

As of December 31, 2017, our gross unrecognized tax benefits totaled $1,663, and based upon the valuation allowance for our U.S. operations, the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2017, 2016 and 2015. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended September 30, 1998 through December 31, 2017.

A reconciliation of our unrecognized tax benefits is as follows:

	2017	2016	2015
Balance as of January 1	$2,084	$2,088	$2,073
Additions for tax positions of prior periods	—	—	22
Reductions for tax positions of prior periods	(421)	(4)	(7)

Balance as of December 31	$1,663	$2,084	$2,088

9.	STOCKHOLDERS’ EQUITY:

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

As of December 31, 2017, 4,355 shares were available for future grants under the Stock Plan.

Under the terms of the Stock Plan, nonqualified stock options may be granted to eligible employees, including our officers at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant.    The option term and vesting schedule of such awards may be either unlimited or have a specified period in which to vest and be exercised.    To date, options generally have been granted with ten-year exercise periods and an exercise price not less than the fair market value on the date of grant. Options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over the next three years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2017	2016	2015
Risk-free interest rate(1)	2.22%	1.76%	1.49%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	43%	46%	51%
Expected life of stock options (in years)(2)	7	7	7

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $4.71, $2.91 and $4.86, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2017	2016	2015
Total compensation cost during the year	$2,045	$2,691	$3,403
Amounts capitalized into inventory during the year	(371)	(270)	(153)
Amounts recognized in cost of products sold for amounts previously capitalized	276	212	153

Amounts charged against income	$1,950	$2,633	$3,403

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $35,631, $763, and $329, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2015	5,740	$7.22
Granted	773	9.28
Exercised	(74)	5.46
Expired	(163)	8.55
Forfeited	(60)	8.07

Outstanding on December 31, 2015	6,216	7.46
Granted	347	6.00
Exercised	(405)	6.57
Expired	(479)	9.17
Forfeited	(223)	7.31

Outstanding on December 31, 2016	5,456	7.28
Granted	231	9.92
Exercised	(4,413)	7.20
Expired	(27)	8.36
Forfeited	(46)	7.79

Outstanding on December 31, 2017	1,201	$8.04	6.5	$12,986

Vested or expected to vest as of December 31, 2017	1,201	$8.04	6.5	$12,986

Exercisable on December 31, 2017	659	$7.81	5.2	$7,280

As of December 31, 2017, there was $1,950 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 1.9 years.

Net cash proceeds from the exercise of stock options were $31,675, $2,656 and $404 for the years ended December 31, 2017, 2016, and 2015, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2017:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.79 -$5.19	19	0.3	$3.46	19	$3.46
$5.37	158	8.0	5.37	45	5.37
$5.47	3	7.7	5.47	1	5.47
$5.71	149	5.9	5.71	116	5.71
$5.79 - $7.05	138	4.5	6.73	130	6.74
$7.28 - $8.33	122	6.4	7.81	95	7.74
$8.33 - $8.63	41	1.9	8.62	41	8.62
$8.87	167	8.9	8.87	—	0.00
$8.93	6	9.0	8.93	—	0.00
$9.31 - $14.95	398	6.5	10.32	212	10.40

	1,201	6.5	$8.04	659	$7.81

The Stock Plan also permits us to grant restricted shares of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by our Compensation Committee or Board of Directors. The market value of these shares at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $2,705, $2,861 and $2,642 related to restricted shares was recognized during the years ended December 31, 2017, 2016, and 2015, respectively.

The following table summarizes restricted stock award activity under the Stock Plan:

	Units	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2015	707	$6.50
Granted	362	8.25
Vested	(354)	6.94
Forfeited	(18)	8.01

Issued and unvested, December 31, 2015	697	7.14
Granted	632	5.63
Vested	(446)	6.65
Forfeited	(133)	6.43

Issued and unvested, December 31, 2016	750	6.28
Granted	329	9.77
Vested	(378)	6.47
Forfeited	(30)	7.57

Issued and unvested, December 31, 2017	671	$7.83

Issued and expected to vest, December 31, 2017	671	$7.83

As of December 31, 2017, there was $2,910 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

In connection with the vesting of restricted shares and exercise of stock options during the years ended December 31, 2017, 2016 and 2015, we purchased and immediately retired 130, 132 and 133 shares with aggregate values of $1,240, $784 and $1,164, respectively, in satisfaction of minimum tax withholding and exercise obligations.

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

Compensation cost of $2,223 and $511 related to the PSUs was recognized during the years ended December 31, 2017 and 2016, respectively.

The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2017	456	5.46
Granted	424	8.19
Vested	0	0.00
Forfeited	(28)	6.71

Issued and unvested, December 31, 2017	852	$6.78

Issued and expected to vest, December 31, 2017	852	$6.78

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2017. During the years ended December 31, 2016 and 2015, we purchased and retired 423 and 777 shares of common stock at an average price of $6.29 and $6.34 per share for a total cost of $2,660 and $4,926, respectively.

10.	BUSINESS SEGMENT INFORMATION:

Our business is comprised of two segments: Our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the manufacture and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets.

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

The following table summarizes operating segment information for the years ended December 31, 2017, 2016, and 2015, and asset information as of December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	2015
Net revenues:
OSUR	$91,965	$95,984	$89,795
DNAG	75,099	32,214	29,924

Total	$167,064	$128,198	$119,719

Operating income (loss):
OSUR	$(2,706)	$15,606	$3,558
DNAG	42,944	4,659	4,500

Total	$40,238	$20,265	$8,058

Depreciation and amortization:
OSUR	$3,170	$2,751	$3,015
DNAG	3,232	2,889	2,791

Total	$6,402	$5,640	$5,806

Capital expenditures:
OSUR	$2,752	$2,145	$1,645
DNAG	1,585	2,208	2,099

Total	$4,337	$4,353	$3,744

	December 31,
	2017	2016
Total assets:
OSUR	$192,352	$151,719
DNAG	103,849	56,216

Total	$296,201	$207,935

The following table represents total net revenues by geographic area, based on the location of the customer:

	Years Ended December 31,
	2017	2016	2015
United States	$121,458	$99,758	$96,522
Europe	11,827	11,646	13,535
Other regions	33,779	16,794	9,662

	$167,064	$128,198	$119,719

The following table represents total long-lived assets by geographic area:

	December 31,
	2017	2016
United States	$16,160	$15,737
Canada	5,083	4,286
Other regions	129	10

	$21,372	$20,033

11.	COMMITMENTS AND CONTINGENCIES:

Sublicense Agreement

In June 2004, we entered into a sublicense agreement with a third party pursuant to which we have been granted a limited, worldwide, non-exclusive sublicense to certain HIV-2 patents held by such party. Under the terms of this sublicense agreement, we are obligated to pay royalties based on a percentage of our net sales of certain products, which incorporate the technology covered by the licensed patents. Royalties are expensed as an element of cost of goods sold. Future minimum payments under this agreement are $292 for 2018. Royalties from our commercial sale of products covered by the sublicense can be credited against these minimum royalty obligations.

Leases

We lease office space for our Canadian subsidiary and domestic warehouse facilities under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2018	$617
2019	791
2020	828
2021	834
2022	845
Thereafter	1,242

$5,157

Rent expense for 2017, 2016 and 2015 was $852, $715, and $481, respectively.

Purchase Commitments

As of December 31, 2017, we had outstanding non-cancelable purchase commitments related to inventory, supplies, capital expenditures, and other goods or services as follows:

2018	14,262
2019	383
2020	383

$15,028

Employment Agreements

Under terms of employment agreements with certain employees, which extend through 2019, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $1,729 and $330 in 2018 and 2019, respectively.

Standby Letters of Credit

We established standby letters of credit in the amount of $1,840, naming international customers as the beneficiaries. These letters of credit were required as a performance guarantee of our obligations under our product supply contracts with those customers and are collateralized by certificates of deposit maintained at a commercial bank. The standby letters of credit are recorded in restricted cash in the accompanying consolidated balance sheet.

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

12.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. We contributed $617, $619 and $587 to the 401(k) Plan, net of forfeitures, in 2017, 2016, and 2015, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2017 and 2016, the value of the assets associated with this plan was $3,514 and $1,980, respectively, and is included in other assets in our consolidated balance sheets. Our obligation related to the deferred compensation plan is included in other liabilities in our consolidated balance sheets. As of December 31, 2017 and 2016, our total obligation under this plan was $3,514 and $1,980, respectively.

Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2 per year. We contributed $145, $134 and $134 to the RRSP in 2017, 2016, and 2015, respectively.

13.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2017 and 2016. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2017 Results
	Three months ended
	March 31, 2017		June 30, 2017	September 30, 2017	December 31, 2017
Net revenues	$32,546		$40,176	$42,314	$52,028
Costs and expenses	16,675	(1)	33,289	34,995	41,867

Operating income	15,871	(1)	6,887	7,319	10,161
Other income, net	467		96	113	118

Income before income taxes	16,338		6,983	7,432	10,279
Income tax expense	3,897		1,555	1,669	2,963

Net income	$12,441		$5,428	$5,763	$7,316

Earnings per share
Basic	$0.22		$0.09	$0.10	$0.12	(2)

Diluted	$0.21		$0.09	$0.09	$0.12	(2)

	2016 Results
	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016		December 31, 2016
Net revenues	$29,089	$31,359	$32,251	(3)	$35,499	(3)
Costs and expenses	26,390	27,010	26,107		28,426

Operating income	2,699	4,349	6,144		7,073
Other income (expense), net	(192)	(340)	498		92

Income before income taxes	2,507	4,009	6,642		7,165
Income tax expense (benefit)	61	173	400		(31)

Net income	$2,446	$3,836	$6,242		$7,196

Earnings per share
Basic	$0.04	$0.07	$0.11		$0.13

Diluted	$0.04	$0.07	$0.11		$0.13

(1)	Includes a $12,500 gain associated with the settlement of our litigation with Ancestry.com DNA LLC and its contract manufacturer, which was recorded as a reduction of operating expenses in the indicated period.
(2)	The summation of the quarterly amounts may not equal the year-end amounts as included in the consolidated financial statements due to the use of weighted-average shares for each period.
(3)	Revenues in the last six months of 2016 include an additional $5,436 of exclusivity payments recognized in other revenues as a result of the early termination of our HCV co-promotion agreement with AbbVie.

14.	SUBSEQUENT EVENTS:

In January 2018, we announced the retirement of our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) and Chief Operating Officer. Stephen S. Tang, Ph.D., who currently serves as

Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018. Dr. Tang will replace Douglas A. Michels, who will retire as President and CEO, and as a member of the Board, on March 31, 2018. In addition, Ronald H. Spair, our CFO and Chief Operating Officer, will be retiring on or before June 30, 2018, with his exact retirement date to be determined based on the timing for the Company’s appointment of a new CFO. Charges associated with these transitions are expected to total $8,590 in 2018. These charges primarily reflect non-cash charges associated with modifications to existing stock grants held by the retiring executives and expenses associated with the onboarding of the Company’s new President and CEO.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Certificate of Incorporation of OraSure Technologies, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated May 23, 2000 is incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (No. 333-39210), filed June 14, 2000.

3.2	Bylaws of OraSure Technologies, Inc., as amended and restated as of February 19, 2018.

10.1	Employment Agreement dated as of January 3, 2018, between OraSure Technologies, Inc. and Stephen S. Tang, Ph.D., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2018.*

10.2	Employment Agreement, dated as of June 22, 2004, between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.3	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.4	Amendment No. 2 to Employment Agreement, dated as of December 15, 2010, between the Company and Douglas A. Michels, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.5	Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Douglas A. Michels is incorporated by reference to Exhibit 99.1 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.6	Retirement Agreement, dated as of January 3, 2018 between OraSure Technologies, Inc. and Douglas A. Michels, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2018.*

10.7	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Ronald H. Spair, is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.8	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.9	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Ronald H. Spair, is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10	Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Ronald H. Spair is incorporated by reference to Exhibit 99.2 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.11	Retirement Agreement dated as of January 31, 2018, between OraSure Technologies, Inc. and Ronald H. Spair is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2018.*

10.12	Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit Number	Exhibit

10.13	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.14	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.15	Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Jack E. Jerrett is incorporated by reference to Exhibit 99.3 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.16	Employment Agreement, dated as of October 2, 2006, between Mark L. Kuna and OraSure Technologies, Inc., is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2006.*

10.17	Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.18	Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Mark L. Kuna, is incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.19	Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Mark L. Kuna is incorporated by reference to Exhibit 99.4 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.20	Employment Agreement, dated as of January 3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.21	Terms of Employment for Michael Reed, Senior Vice President and Chief Science Officer for OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.22	Employment Agreement, dated as of January 7, 2008, between DNA Genotek, Inc. and Brian Smith, as amended July 25, 2011 and June 16, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.23	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2017. *

10.24	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.25	OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.26	Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective February 21, 2017, is incorporated by reference to Exhibit A to the Company’s Proxy Statement, filed April 5, 2017, for the 2017 Annual Meeting of Stockholders.*

10.27	Form of Restricted Share Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.28	Form of Restricted Unit Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. *

Exhibit Number	Exhibit

10.29	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.30	Nonqualified Stock Option Award General Terms and Conditions (Executive Officers) is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.31	Nonqualified Stock Option Award General Terms and Conditions (Non-Employee Directors) is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.32	Description of the OraSure Technologies, Inc. 2017 Management Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2017.*

10.33	Description of the OraSure Technologies, Inc. 2017 Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 19, 2017*.

10.34	Description of the OraSure Technologies, Inc. 2018 Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 22, 2018.*

10.35	Description of Amended Long-Term Incentive Policy is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 14, 2015.*

10.36	Description of Long-Term Incentive Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2017.*

10.37	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.38	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.39	Credit Agreement, between Wells Fargo Bank, National Association, and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.40	First Amendment to Credit Agreement, dated as of December 20, 2017, by and among OraSure Technologies, Inc., Wells Fargo Bank, National Association, and the Lending Parties thereto, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-k filed December 21, 2017.

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Douglas A. Michels required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Douglas A. Michels required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.2	Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase document

*	Management contract or compensatory plan or arrangement.