Form 10-K/A
period 2017-12-31
ORASURE TECHNOLOGIES INC
filed 2018-06-07
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

Commission File No. 001‑16537

ORASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4370966 (I.R.S. Employer Identification No.)
220 East First Street Bethlehem, Pennsylvania (Address of Principal Executive Offices)	18015 (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (610) 882‑1820
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [_]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [X]Accelerated filer                    [   ]

Non-accelerated filer    [   ]Smaller reporting company   [   ]

Emerging Growth Company [   ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the OraSure Technologies, Inc. (the “Company”) Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the “Form 10-K”), is to (i) update the opinion of KPMG LLP on internal control over financial reporting set forth in Part II, Item 9A(d) to include a previously omitted sentence (specifically, “We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.”), include paragraph headers and reorder the paragraphs in accordance with the standards of the Public Company Accounting Oversight Board, and (ii) to move the Exhibit Index to Part IV, Item 15 so that it is located before the signature page.

No other changes have been made to any of the disclosures in the Form 10-K.  In particular, no change has been made to KPMG LLP’s opinion that the Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, except as set forth above.  This Amendment should be read in conjunction with the Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, a currently dated consent from KPMG LLP and currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have also been included as exhibits to this Amendment.

ITEM 9A.Controls and Procedures

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

(d) Report of Independent Registered Public Accounting Firm.

To the Stockholders and Board of Directors
OraSure Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OraSure Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes  (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG, LLP

Philadelphia, Pennsylvania

February 28, 2018

ITEM 15.Exhibits and Consolidated Financial Statement Schedules.

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

3.2	Bylaws of OraSure Technologies, Inc., as amended and restated as of February 19, 2018.**
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

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
23	Consent of KPMG LLP.***
24	Powers of Attorney.**
31.1	Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.***
31.2	Certification of Ronald H. Spair required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.***
32.1

Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2

Certification of Ronald H. Spair required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INSXBRL Instance Document**

101.SCHXBRL Taxonomy Extension Schema Document**

101.CALXBRL Taxonomy Extension Calculation Linkbase Document**

101.DEFXBRL Taxonomy Extension Definition Linkbase Document**

101.LABXBRL Taxonomy Extension Label Linkbase Document**

101.PREXBRL Taxonomy Extension Presentation Linkbase document**

__________

*   Management contract or compensatory plan or arrangement.

** Previously filed with the 10-K filed on February 28, 2018.

*** Filed with this Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 2018.

ORASURE TECHNOLOGIES, INC
By:/s/ Stephen S. Tang Stephen S. Tang, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 7, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE
/s/ Stephen S. Tang Stephen S. Tang, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Ronald H. Spair Ronald H. Spair	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ Mark L. Kuna Mark L. Kuna	Senior Vice President, Finance and Controller (Principal Accounting Officer)
*MARA ASPINALL Mara Aspinall	Director
*MICHAEL CELANO Michael Celano	Director
*EAMONN P. HOBBS Eamonn P. Hobbs	Director
*RONNY B. LANCASTER Ronny B. Lancaster	Director
*CHARLES W. PATRICK Charles W. Patrick	Director
*ARADHANA SARIN Aradhana Sarin	Director

*By: /s/ Jack E. Jerrett Jack E. Jerrett (Attorney-in-Fact)