Form 10-K
period 2018-12-31
ORASURE TECHNOLOGIES INC
filed 2019-02-28
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018): $1,004,924,956

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 21, 2019: 61,663,044 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to successfully manage and integrate acquisitions of other companies in a manner that complements or leverages our existing business, or otherwise expands or enhances our portfolio of products and our end-to-end service offerings, and the diversion of management’s attention from our ongoing business and regular business responsibilities to effect such integration; the expected economic benefits of acquisitions (and increased returns for our stockholders), including that the anticipated synergies, revenue enhancement strategies and other benefits from the acquisitions may not be fully realized or may take longer to realize than expected and our actual integration costs may exceed our estimates; ability to market and sell products, whether through our internal, direct sales force or third parties; impact of significant customer concentration in the genomics business; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products;  impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of increased reliance on U.S. government contracts impact of negative economic conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid or urine testing, collection or other products; market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to meet financial covenants in credit agreements; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully under Item 1A, entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Annual Report and we undertake no duty to update these statements.

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

The overall goal of our Company is to empower the global community to improve health and wellness by providing access to accurate essential information.  Our business is made up of two principal segments. The first is our “OSUR” business, which consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests for diseases including HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

The second segment is our “DNAG” or molecular collection systems business and is operated primarily through our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada. In the DNAG business we manufacture and sell kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We also sell research use only products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers in many countries worldwide, including many leading research universities and hospitals.

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

Additional information about us can be found on our website, www.orasure.com. We make available free of charge through a link provided at such website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (“SEC”), as well as any amendments to those Reports and filings. These Reports and filings are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained in or connected to that website are not intended to be incorporated by reference into this Annual Report.

Recent Developments

In early January 2019, we acquired two privately-held, early-stage companies, CoreBiome, Inc. (“CoreBiome”) and Novosanis N.V. (“Novosanis”), in order to add differentiated products and services to our molecular collection systems business.

CoreBiome, a spin-off from the University of Minnesota, is based in St. Paul, Minnesota and provides microbiome laboratory and analytical services that can accelerate research and discovery for customers in the pharmaceutical, agricultural and academic research communities. These services provide optimal analytical algorithms to deliver speed and scalability in the lab with highly precise analytics.  CoreBiome was co-founded in 2016 by Dr. Dan Knights, a globally-recognized expert in microbiome informatics who has developed leading methods for analyzing microbiome data, along with Dr. Daryl Gohl and Dr. Kenny Beckman, domain experts in genomics methods and clinical lab operations.

Novosanis was a Belgian company founded as a spin-off from the University of Antwerp, Belgium in 2013.  Novosanis is an early commercial stage producer and distributor of urine sample collection devices targeting the liquid biopsy and sexually transmitted infection screening markets.  Novosanis’ primary product is Colli-Pee, an easy to use device designed for the standardized collection of first-void urine which can be used in the privacy of the user’s home or in a clinic.  Product validation and clinical trials are also under way with various sexually transmitted infection test manufacturers.

The acquisitions of both CoreBiome and Novosanis were structured with modest up-front payments and potential additional payments based on future performance of each company.  These acquisitions are the first steps in the execution against our long-term strategy of becoming a growth company focused on innovation, both internally and through acquisitions of companies and technologies outside of our existing core businesses.

Products

The following is a summary of our principal products and services and their regulatory and commercial status, excluding those of CoreBiome and Novosanis:

Product/Service	Description	Regulatory Status	Commercial Status
OraQuick ADVANCE® HIV-1/2

A rapid, point-of-care qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV-1/2”) that can be visually read in approximately 20 minutes.

Premarket approval (“PMA”) by the FDA for use with oral fluid, finger-stick and venous whole blood, and plasma.

CLIA (Clinical Laboratory Improvement Amendments of 1988) waived for use with oral fluid, finger-stick and venous whole blood.

Marketed Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood and plasma.	Marketed
		Registered in various other countries.	Marketed

OraQuick® HIV – 1/2 (Export Only)

A rapid, point-of-care qualitative test for antibodies to the Human Immunodeficiency Virus Type 1 (“HIV-1”) and Type 2 (“HIV-2” and together with HIV-1, “HIV1/2”) that can be visually read in approximately 20 minutes.

		World Health Organization (“WHO”) pre-qualification.	Marketed
		Registered in various foreign countries.	Marketed
OraQuick® In-Home HIV Test	A rapid, point-of-care qualitative oral fluid HIV-1/2 test for OTC use that can be visually read in approximately 20 minutes.	PMA approved for OTC use. CE Mark (European Union) approved for OTC use.	Marketed Not Marketed

OraQuick® HIV Self-Test	Rapid point-of-care qualitative and oral fluid HIV-1/2 Self-Test that can be visually read in approximately 20 minutes.	Registered in various countries. WHO pre-qualification.	Marketed
OraQuick® HCV	A rapid, point-of-care qualitative test for antibodies to the hepatitis C virus (“HCV”) that can be visually read in approximately 20 minutes.	PMA approved and CLIA waived for use with venous whole blood and finger-stick whole blood specimens.	Marketed
		CE mark (European Union) approved for use with oral fluid, finger-stick and venous whole blood, serum and plasma.	Marketed
		Registered in various other countries.	Marketed
		WHO pre-qualification.	Marketed
OraQuick® Ebola	A rapid point-of-care qualitative test for Ebola antigen that can be visually read in approximately 30 minutes.	Emergency Use Authorization (“EUA”) for use with finger stick and venous whole blood specimens from live patients.	Marketed
		EUA for use with oral fluid specimens from cadavers.	Marketed
		Emergency Use Assessment and Listing by WHO for whole blood samples and oral fluid samples from cadavers.	Marketed

Product/Service	Description	Regulatory Status	Commercial Status
OraSure QuickFlu® Rapid Flu A&B Test	A rapid, point-of-care qualitative test for antibodies to influenza (flu) Types A and B, including H1N1 infections, with results available in 10 minutes.	FDA 510(k) cleared for use with nasal swab, nasopharyngeal swab and nasal aspirate/wash. CLIA waived for use with nasal and nasopharyngeal swabs.	Marketed Marketed

OraSure®	Oral fluid collection device for detection of HIV-1 antibodies, cocaine and cotinine in a laboratory setting.	PMA approved for detection of HIV-1 antibodies with approved laboratory enzyme immunoassay test and registered as a Class I Medical device in the U.S. for detection of cocaine and cotinine.	Marketed
Oragene® • DX	Non-invasive all-in-one system for the collection, stabilization, transportation and storage of human DNA from saliva.	FDA 510(k) cleared for use with FDA-cleared or exempt molecular tests, including consumer use.	Marketed

Oragene® • DNA	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device in Canada. Registered in various other countries.	Marketed
Oragene® • RNA	Non-invasive all-in-one system for the collection, stabilization and transportation of RNA from human saliva.	Research use only product.	Marketed
ORAcollect® • DX	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	FDA 510(k) cleared.	Marketed
ORAcollect® • DNA	All-in-one system for the collection, stabilization, transportation, and storage of human DNA from saliva.	CE marked and registered as Class 1 Medical Device.	Marketed
		Registered in various foreign countries.	Marketed
OMNIgene® • ORAL	Non-invasive all-in-one system for the collection, stabilization, transportation, and storage of microbial DNA from saliva.	Research use only product.	Marketed
PerformageneTM	All-in-one non-invasive swab kit for the collection, stabilization and transportation of animal DNA samples.	Animal research use only.	Marketed
PerformaBiomeTM • GUT	All-in-one system for easy collection and stabilization of DNA for animal microbiome profile analysis.	Animal research use only.	Marketing
OMNIgene® • GUT	All-in-one system for the collection, stabilization, transportation and storage of microbial DNA in stool samples.	Research use only product. CE marked and registered in certain countries.	Marketed Marketed

OMNIgene® • SPUTUM	Reagent for liquefying, decontaminating, transporting and preserving tuberculosis bacteria in sputum samples.	Research use only product. CE marked and registered in certain countries.	Marketed
OMNIgene® •VAGINAL	Device for self-collection and stabilization of DNA and RNA from the vagina.	Research use only.	Marketed
OMNIgene® • ORAL	Device for self-collection and stabilization of DNA and RNA from the mouth.	Research use only.	Marketed

Product/Service	Description	Regulatory Status	Commercial Status
Hemagene®	Reagent to stabilize high molecular weight DNA in buffy coat samples at ambient temperature	Research use only.	Marketed
PrepIT®	Reagents for extraction and preparation of DNA from saliva.	CE marked and registered in the U.S., Canada and various other countries.	Marketed
GenoFINDTM	End-to-end services for genomics and microbiome analysis	Provided by CLIA and College of American Pathologists (“CAP”) certified lab.	Marketed
Intercept®	Oral fluid collection device for oral fluid drugs-of-abuse (“DOA”) testing in a laboratory setting.	FDA 510(k) cleared for use with nine MICRO-PLATE DOA assays.	Marketed
		CE marked and registered in certain countries.	Marketed
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

In addition to the above products, we sell certain immunoassay tests and reagents for insurance risk assessment, substance abuse testing and forensic toxicology applications.

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

On the international front, we have obtained a CE mark for our OraQuick ADVANCE® test so that we can sell this product in Europe and other countries accepting the CE mark for commercialization and this product is registered in other countries. We have distributors in place for several countries and are seeking to increase awareness and expand our distribution network for this product throughout the world. We have also received WHO pre-qualification for our export-only version of this product.

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an over-the-counter oral-fluid only version of our OraQuick ADVANCE® HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market. We have also received a CE mark for the OraQuick® In-Home HIV test, although this product is not currently sold in the European Union. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established toll-free, 24/7, 365-day per year customer telephone support to provide additional information and referral services for consumers.

OraQuick® HIV Self-Test

The OraQuick® HIV Self-Test uses the same diagnostic technology as our U.S. approved OraQuick ADVANCE® HIV test but is sold into certain foreign countries at a lower cost to meet the needs of those markets. For the past several years, we have worked with Population Services International (“PSI”), a leading global health organization, along with UNITAID, the WHO and health officials from several African countries to deploy our Self-Test through the UNITAID-PSI HIV Self-Testing in Africa (“STAR”) project. The OraQuick® Self-Test has labeling and instructions specifically tailored for the African marketplace. The purpose of the STAR project was to generate crucial information about how best to deliver HIV self-testing, how to generate demand for HIV testing in this manner and what the potential public health impact of self-testing will be. Our OraQuick® Self-Test was chosen by PSI because of its quality, ease-of-use and oral fluid option. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, UNITAID and other agencies.  During 2018, a majority of the sales of our OraQuick® HIV Self-Test occurred outside of the STAR project.

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

OraSure QuickFlu® Rapid Flu A&B Test

The OraSure QuickFlu® Rapid Flu A&B test is an FDA 510(k) cleared rapid qualitative test for the detection of influenza (flu) Types A and B, including H1N1 viral infections. The test utilizes specimen collected with a nasal swab, nasopharyngeal swab or nasal aspirate/wash. A reagent is first inserted into a test cartridge, the specimen is added and the test is allowed to flow. Results are available in as little as 10 minutes. This product is manufactured for us under an agreement with Princeton BioMeditech Corporation (“PBM”) and is currently sold in certain U.S. markets. PBM has also obtained a CLIA waiver for this test for use with nasal and nasopharyngeal swabs.

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

The OraSure® collection device is FDA approved for use in the detection of HIV-1 antibodies. The generic version is a Class I medical device for the detection of cocaine and cotinine in oral fluid specimens. HIV-1 antibody detection using the OraSure® collection device involves three steps:

•	Collection of an oral fluid specimen using the OraSure® device;
•	Screening of the specimen for HIV-1 antibodies at a laboratory with an enzyme immunoassay (“EIA”) screening test approved by the FDA for use with the OraSure® device; and
•	Laboratory confirmation of any positive screening test results with either a western blot confirmatory test or a blood based nucleic acid test.

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

Molecular Collection Systems

Genomics Products.  We sell a number of genomic products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA and/or RNA from human and animal biologic samples. Our lead product is sold under the Oragene® brand and is used to collect DNA from human saliva. These products are currently sold to thousands of academic research and commercial customers in many countries worldwide.

Our genomic products are available in several different configurations and contain proprietary chemical solutions that are optimized for the specific application for which each product is designed. Product physical design is focused on ease-of-use and reliability for self or assisted collection of samples. For example, several of the Oragene® products require users to simply hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the lid of the container are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology results in high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

Microbiome Products.  We also market several microbiome collection products designed to collect, stabilize and transport the microbial profile from multiple sample types. Unlike genomic DNA, the microbiome of a sample can change over time, especially when exposed to temperature and environment fluctuations. In order to optimize and standardize sample results, a reliable method that captures and preserves (“snapshots”) the microbiome after collection until analysis is required. We believe our products provide such a reliable method.

Our OMNIgene® • GUT product is an all-in-one system designed to enable an individual to easily self-collect high quality microbial DNA from feces or stool samples for gut microbiome profiling for use in clinical laboratory and research settings. Current methodologies for gut microbiome profiling have distinct shortcomings due to the introduction of bias, leading to a lack of reproducibility in the field.  Our product ensures that the fecal sample is fully stabilized immediately upon collection and maintains an accurate and reliable bacterial profile for weeks at room temperature. We have also begun marketing other microbiome collection kits for DNA or RNA collected from the vagina and oral cavity.

We believe these products provide significant advantages over competing DNA and RNA collection methods such as blood collection or buccal swabs, particularly in human genetic applications. Benefits include the reliable collection of high-quality and stable genetic samples, use of simple non-invasive collection methods, the ability to store and transport collected samples for extended periods at ambient temperatures and compatibility with fully-automated laboratory testing systems.

Molecular Services.  Our molecular business also offers customers our GenoFINDTM services, a suite of genomic and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. Our GenoFINDTM offering has become an increasingly valuable tool for meeting the needs of our molecular customers.  With the acquisition of CoreBiome, we believe we can offer enhanced laboratory service offerings for our customers in the microbiome market.

Regulatory Approvals.  Our molecular collection products historically have been sold primarily as Class I medical devices for use by research and academic institutions. We have received FDA 510(k) clearance of the Oragene® • DX product for use with the eSensor® Warfarin sensitivity saliva test. A separate 510(k) clearance permits self-collection by consumers when the sample is to be tested with either an exempt or 510(k) cleared molecular test. Our ORAcollect® product similarly received 510(k) clearance from the FDA. We have also received CE mark approval for the Oragene® • DNA, ORAcollect® and OMNIgene® • GUT collection kits.

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

We have also developed a next-generation collection device, which we are marketing under the tradename “Intercept i2® he”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2®he device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific (“Thermo Fisher”).

Cryosurgical Systems (Skin Lesion Removal Products)

The Histofreezer® cryosurgical removal system is a low-cost alternative to liquid nitrogen and other methods for removal of warts and other benign skin lesions by physicians. The Histofreezer® product mixes three cryogenic gases in a small aerosol canister. When released, these gases are delivered to a specially designed foam bud, cooling the bud to a maximum of –50°C to –55°C. The frozen bud is then applied to the wart or lesion for 15 to 40 seconds (depending on the type of lesion) creating localized destruction of the target area by freezing. We have received 510(k) clearance for use of the Histofreezer® product to remove common warts and eight other types of benign skin lesions, and this product has been CE-marked and registered for distribution in Canada, throughout Europe and in certain other foreign countries. We also supply this product on a private label basis for resale by one of our physician office distributors.

Internationally, we sell an OTC cryosurgical product through our distributor Genomma Labs (“Genomma”), under the POINTTS tradename, in Mexico and a number of South and Central American countries. We sell a CE-marked cryosurgical wart removal product into the OTC foot care market in Europe, Australia and New Zealand through our distributor, Reckitt Benckiser (“Reckitt”), under the Scholl and Dr. Scholl trademarks. Reckitt is the owner of the Scholl and Dr. Scholl trademarks in countries outside North and South America. We also sell OTC cryosurgical products to retailers on a private label basis for the treatment of warts in the U.S., for the treatment of both warts and skin tags in Canada and for the treatment of skin tags in the U.K.

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

Our recent product development efforts also focused on addressing global concerns regarding the Zika virus. As a result, we began developing a rapid Zika antibody test on our OraQuick® platform. In August 2016, we entered into a contract with BARDA for up to $16.6 million of funding for our OraQuick® Zika test. The six-year, multi-phased contract included an initial commitment of $7.0 million and options for up to an additional $9.6 million to fund the evaluation of additional product enhancements, and certain clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2.6 million in additional funding for our rapid Zika test.

During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the future commercial demand for this product, the scope of this contract was reduced.  As a result, our contract with BARDA will be essentially completed in the first quarter of 2019.

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

Research and Development

Research and development expenses were $16.3 million in 2018, $13.4 million in 2017, and $9.8 million in 2016. These expenses include our costs associated with research and development, regulatory affairs, clinical trials and product support.

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

We market our products in the United States and internationally. Consolidated net revenues attributable to customers in the United States were $136.8 million, $121.5 million and $99.8 million in 2018, 2017 and 2016, respectively. Consolidated net revenues attributable to international customers amounted to $44.9 million, $45.6 million and $28.4 million, or 25%, 27% and 22% of our total revenues, in 2018, 2017 and 2016, respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Notes 2 and 11 to our consolidated financial statements included elsewhere in this Annual Report.

Infectious Disease Testing - Professional

We market the OraQuick ADVANCE® HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations that are set up primarily for the purpose of encouraging and enabling HIV testing. We also sell our OraQuick ADVANCE® test directly to hospitals in the U.S. and through distributors into the U.S. physician office market and to retail clinics operated by pharmacies. In addition, we distribute our OraQuick® HIV test in certain other foreign countries.

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in other countries through distributors. A focus for our HCV business has been, and will continue to be, to market our test to foreign countries that intend to implement broad scale testing programs.

We currently sell our OraQuick® Ebola test under an EUA and our only customer to date has been the CDC, which has purchased the product for field testing in Africa. There were no Ebola sales in 2018. Our ability to expand sales of this test to other customers will likely depend on the timing and extent of future outbreaks of the disease, the availability of government or other funding and whether we are able to obtain FDA 510(k) clearance and pre-qualification with the WHO for our product.

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

We have also been working to commercialize the OMNIgene® • SPUTUM product. TB is a major global health issue, with long established relationships among public health agencies, NGOs, and suppliers. We have a focused sales and market development team working with these key players to have our product evaluated and adopted where possible.

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

In June 2017, we entered into a Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that has enabled us to offer our OraQuick® HIV Self-Test at an affordable price in 50 developing countries in Africa and Asia with funding from the Gates Foundation. The funding consists of support payments tied to the volume of product we sell and reimbursement of certain related costs. The agreement has a four-year term and enables non-governmental organizations in the eligible countries that receive funding from government or public sector agencies and donors to access our HIV Self-Test at reduced pricing. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement.

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

Most of DNAG’s revenues are derived from product sales to commercial customers and into the academic and research markets. Sales to commercial customers providing consumer genetics and clinical diagnostic services have been increasing and account for a majority of DNAG’s revenues. A significant portion of DNAG’s sales are derived from repeat customers, in both markets. DNAG also has customers in the livestock and companion animal markets.

DNAG has expanded its market focus by developing new collection devices for the emerging microbiome market, which is focused on the study of microbes and their effect on human health. DNAG’s primary product offering in the microbiome market, OMNIgene® • GUT, is focused on the human gut microbiome (microbes living in human stool). DNAG is leveraging its existing sales force and global research connections to engage microbiome customers around the world to establish itself as the leader in ease-of-collection, stabilization and transport of this challenging sample type. In addition, DNAG is offering laboratory and analytics services in order to more fully meet the needs of its customers.

Substance Abuse Testing

Our substance abuse testing products are marketed to laboratories serving the workplace testing, forensic toxicology, criminal justice and drug rehabilitation markets in the U.S. and certain international markets.

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

As discussed above, we also sell our next generation Intercept i2® collection device with a NIDA-5 panel of fully-automated high-throughput oral fluid assays developed with Thermo Fisher for the detection of PCP, THC, opiates, cocaine, methamphetamines and amphetamines. These products are currently sold into the criminal justice and drug treatment markets. Subject to our further discussions with Thermo Fisher, we plan to obtain FDA 510(k) clearance of our Intercept i2® device for use with the NIDA-5 assay panel, along with an additional six fully-automated high-throughput assays in order to expand sales of this product line into the workplace testing market and other markets that require 510(k) cleared drug tests. We expect that the 510(k) cleared Intercept i2® device and related fully-automated high-throughput assays will eventually replace our original Intercept® collector and MICRO-PLATE assays in the drug testing market.

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

	For the years ended December 31,
	2018	2017	2016
Oragene®	$75,850	$69,184	$29,454
OraQuick® HIV	41,457	35,148	33,067
OraQuick® HCV	12,394	25,409	14,066
Cryosurgical systems	10,767	12,279	13,234

One of our customers accounted for approximately 24% and 25% of our net consolidated revenues in 2018 and 2017, respectively. Another customer accounted for approximately 15% of our net consolidated revenues in 2016.

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

We have contracted with a third party in Thailand for the assembly of the OraQuick® HIV device and the OraQuick® HIV Self-Test in order to supply certain international markets. This supply agreement had an initial term of one year, and automatically renews for additional annual periods unless either party provides a timely notice of termination prior to the end of an annual period. We believe that other firms would be able to assemble these OraQuick® tests on terms no less favorable than those set forth in the agreement if the Thailand contractor would be unable or unwilling to continue assembling this product.

We can purchase the HIV antigens, the nitrocellulose and certain other critical components, and the HCV and Ebola antigens used in our OraQuick® product lines only from a limited number of sources. If for any reason these suppliers are unwilling or no longer able to supply our antigen or nitrocellulose needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens, the nitrocellulose or other critical components used in our products would require FDA approval and some additional development work. This in turn could require significant time to complete, increase our costs and disrupt our ability to manufacture and sell the affected products.

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

Employees

As of December 31, 2018, we had 398 full-time employees (including 146 employees at our subsidiary, DNAG). Of this total, there were 128 in sales, marketing and client services; 50 in research and development; 149 in operations, manufacturing, quality control, information systems, purchasing and shipping; 37 in quality assurance and regulatory affairs; and 35 in administration and finance. This compares to 377 employees as of December 31, 2017. Our employees are not currently represented by a collective bargaining agreement.

Competition

The diagnostic industry is a multi-billion dollar international industry and is intensely competitive. Many of our competitors are substantially larger than we are, and have greater financial, research, manufacturing and marketing resources than we do.

The primary competitive factors for our products include price, quality, performance, ease of use, customer service and reputation. Industry competition is based on these and the following additional factors:

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

Competition for our OraQuick® Ebola test includes government and commercially-developed laboratory and point-of-care molecular tests, along with a small number of rapid antigen tests sold under an FDA EUA. Our Ebola test is the only product with regulatory authorization for use on both whole blood samples from living patients and oral fluid samples from cadavers.

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

We have four United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The U.S. patents expire from November 2021 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

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

Government Regulation

General

Most of our products are regulated by the U.S. Food and Drug Administration, or the FDA, along with other federal, state and local agencies and comparable regulatory bodies in other countries. This regulated environment governs almost all aspects of development, production and marketing, including product design and testing, authorizations to market, labeling, advertising and promotion, manufacturing, distribution, post-market surveillance and reporting, and recordkeeping. We believe that our products and procedures are in material compliance with all applicable regulations, but the regulations regarding the manufacture and sale of our products may be unclear and are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

If the device does not qualify for the 510(k) procedure, either because there is no existing predicate device, it is not substantially equivalent to a legally marketed predicate device or because it is classified by the FDA as a high risk device, the FDA must approve either a request for de novo classification or a premarket approval application, or PMA, before marketing can begin. A de novo classification is an alternate pathway to classify novel devices of low to moderate risk for which no substantially equivalent predicate device exists. Clearance of a de novo request generally takes 15 months from the time of submission of the de novo request, although it can take longer. PMAs are generally required for devices that are determined to be high risk and must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness for the intended use(s) of the device. A PMA is typically a complex submission, supported by valid scientific evidence, including the results of preclinical and clinical studies, usability data, detailed information about the manufacturing process for the device, and other data and information. Preparing a PMA is a resource-intensive and time-consuming process. Once a PMA has been submitted, the FDA is required to review the submission within 180 days. However, the FDA’s review may be, and often is, much longer, in many cases requiring one to three years or more, and may include requests for additional data, review by an independent panel of experts, and facility inspections before approval is granted, if at all.

If the FDA approves the PMA, it may place restrictions on the device. If the FDA’s evaluation of the PMA or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years or prevent a PMA approval from being obtained.

If the FDA discovers that an applicant has submitted false or misleading information in any application or notification, the FDA may take action against the applicant and its employees or refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy (AIP). Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Another option for marketing a product in the U.S. is through an EUA that is granted by the FDA as a result of the Secretary of Health and Human Services declaring an emergency justifying the authorization of emergency use of certain in vitro diagnostic devices to aid in addressing the emergency. Typically, analytical and clinical studies are completed as required by the FDA. Products are exempt from design controls and other quality requirements in order to expedite development of diagnostic tools to aid in the diagnosis of viral pathogens that have the potential to affect public health.

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

In addition, the EU has adopted the EU Medical device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance.  Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR.  Compliance with these regulations may be expensive and time-consuming.  Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

We have obtained WHO pre-qualification for our OraQuick® HIV Self-Test and OraQuick® HCV test and we will likely seek WHO pre-qualification or endorsement for certain other products sold into international markets.

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

Risks Relating to Products, Marketing and Sales

Customer Concentration and Purchase Seasonality Creates Risk for Our Business.

We have experienced strong revenue growth during the past several years, primarily due to increasing sales of our OraQuick® rapid HCV test and our Oragene® saliva DNA collection kit. The higher sales of these products have been driven by increased demand by an increasing number of large customers.

Our molecular collections sales grew from $75.1 million in 2017 to $86.5 million in 2018, largely as a result of increased orders of our Oragene® collection systems by our largest customer serving the consumer genomics market. In November 2017, we announced the execution of a multi-year purchase agreement for the sale of $144 million of our Oragene® product to a large consumer genomics customer. Since the inception of the contract and through December 31, 2018, we have recognized approximately $52.8 million of revenue under this contract.

In our infectious disease business, sales of our HCV test fell from $25.4 million in 2017 to $12.4 million in 2018. This decline in sales was primarily attributable to sales under a previously announced $18.0 million contract with a foreign government in support of a country-wide HCV elimination program. This agreement was largely completed in 2017 and this customer unexpectedly decided not to renew the agreement for an additional 12 months.

We expect that sales to the large consumer genetics customer will continue to be a significant growth driver for our molecular business. It is also possible that other countries implementing broad based HCV testing or elimination programs could have a significant impact on our business. As a result, certain parts of our business will likely continue to have a high customer concentration and depend disproportionately on a few large customers. In addition, demand from a large consumer genomics customer increased significantly in 2016 and 2017 due to special retail promotions and holiday shopping towards the end of these years. To the extent that such a large customer fails to meet its purchase commitments, does not continue such promotional programs, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products, or if we experience difficulty in meeting the high demand by these customers for our products, our revenues and results of operations could be adversely affected.

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products.

We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product and are reluctant to switch thereafter. Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our OraQuick® HIV Self-Test , OraQuick® Ebola test,  OMNIgene® • GUT and OMNIgene® • SPUTUM product offerings, and other new products or technologies that may be developed or acquired. To achieve market acceptance, we and/or our distributors will likely be required to undertake substantial marketing efforts and spend significant funds to inform potential customers and the public of the existence and perceived benefits of these products. In addition, governmental funding for the purchase of our products may be needed to help create market acceptance and expand the use of our products.

There may be limited evidence on which to evaluate the market reaction to products that may be developed and our marketing efforts for new products may not be successful. It is also possible that governmental funding may be limited for new products, such as our OraQuick® Ebola test or the new sample collection and stabilization products being commercialized by DNAG. As such, there can be no assurance that any products will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

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

Our Customers May Resist Adoption of Rapid Point-of-Care Diagnostic Testing.

Sales of our rapid point-of-care diagnostic products, such as our OraQuick ADVANCE® HIV-1/2, OraQuick® HCV, OraQuick® In-Home HIV test and OraQuick® HIV Self-Test products, are an important part of our business. Rapid point-of-care tests are beneficial because, among other things, they can be administered by healthcare providers in their own facilities or used by consumers at home without sending samples to central laboratories and can help ensure that test results are delivered to the individuals being tested.

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

Our Sales Cycles Can be Lengthy, and May Depend on Public Funding, Which Can Cause Variability and Unpredictability in Our Operating Results.

The sales cycles for certain of our products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of our products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years our OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. Our OraQuick® HCV test has been purchased by customers who receive government funding, and we believe increased funding from the CDC and other agencies will be required to substantially increase the volume of HCV testing, especially in the public health market. More recently, we sold large quantities of our OraQuick® HCV test to foreign governments and agencies for use in broad-based or country-wide HCV elimination programs. There can be no assurance that purchases or funding from these agencies will occur or continue. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions at all or on a schedule and in an amount consistent with our objectives.

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

Our Inability To Expand International Sales Could Adversely Affect Our Business and Results of Operations.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $44.9 million or 25% of consolidated net revenues in 2018, $45.6 million or 27% of consolidated net revenues in 2017 and $28.4 million or 22% of consolidated net revenues in 2016.   In addition, our molecular collection systems business, which accounted for $86.5 million or 48% of consolidated net revenues in 2018, is operated in Canada.  We also recently acquired Novosanis, a company based in Belgium and we may acquire other foreign companies as part of our business development efforts.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including those set forth below:

•	Uncertainty in the application of foreign laws and the interpretation of contracts with foreign parties;
•	The potential for inconsistent imposition of legal and regulatory requirements;
•	Cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products;
•	Inexperience in international markets and territories and difficulties in staffing and managing foreign operations;
•	Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on international distributors or representatives;
•	Regulatory requirements (including compliance with applicable customs regulations) and the need for reimbursement approvals;
•	Trade protection measures, additional trade sanctions and import/export licensing requirements;
•	The inability to obtain or maintain ISO certification for our or our suppliers’ manufacturing facilities;
•	Our inability to obtain or maintain regulatory approvals or registrations for our products;
•	Our inability to identify international distributors and negotiate acceptable terms for distribution agreements;
•	Diversion to the U.S. of our products that are sold at lower prices into international markets;
•	The loss of one or more distributors and difficulties or delays in obtaining new or transferred product registrations or approvals for use by a replacement distributor;
•	Multiple jurisdictions and differing tax laws, as well as changes in those laws;
•	An increase of withholding and other taxes on remittances and other payments by a foreign subsidiary;
•	The creditworthiness of foreign distributors and customers and difficulty in collecting foreign accounts receivable;
•	Difficulty of enforcing contractual obligations or recovering damages under foreign legal systems;

•	Difficulty collecting amounts owed by foreign governments or other customers;
•	Economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;
•	Long sales cycles in international markets, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies;
•	The sale of competing products by foreign competitors at prices at or below the prices we offer for our products;
•	Restrictions on our ability to repatriate investments and earnings from foreign operations;
•	Changes in shipping costs;
•	The unavailability of licenses to certain patents in force in a foreign country which cover our products; and
•	Reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries.

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

Our U.S. Government Contracts Require Compliance With Numerous Laws and Increases Our Risk and Liability.

We are currently receiving funding from the U.S. government related to our OraQuick® Ebola rapid antigen test and we sell some of our products to the federal government. As a result of our U.S. government funding and product sales to the U.S. government, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. U.S. government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on government contracts. As a U.S. government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial performance.

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

Failure to Successfully Commercialize a Rapid Point–of-Care Ebola Test Could Adversely Affect Our Results of Operations and Business Prospects.

We have completed development of a rapid Ebola antigen test using our OraQuick® technology platform. In 2015 and 2016, under an EUA received from the FDA, we sold $2.5 million of product to the CDC for field testing. There were minimal sales of this product during 2017 and no sales in 2018. It is uncertain whether, and to what extent, we will be successful in obtaining additional or sustainable purchase commitments for our Ebola test. Significant efforts are under way to develop a vaccine for the Ebola virus. If a vaccine is developed and widely deployed in the countries at risk for Ebola, the need for testing could be reduced as could the demand for our product.

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

Risks Relating To Our Acquisitions of CoreBiome and Novosanis

The integration of the CoreBiome and Novosanis businesses may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the CoreBiome and Novosanis acquisitions may not be realized in full or at all.

The success of the CoreBiome and Novosanis acquisitions will depend, in part, on our ability to successfully combine and integrate our legacy business with the businesses of CoreBiome and Novosanis.  The integration of CoreBiome and Novosanis’ businesses with our existing business is a complex, costly and time-consuming process.  It is possible that a number of factors, including, without limitation, the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruptions of ongoing businesses or inconsistencies in standards, controls, procedures and policies, could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisitions.  If we experience difficulties with the integration process, the anticipated benefits of the CoreBiome and Novosanis acquisitions may not be realized fully or at all, or may take longer to realize than expected.  These integration matters could have an adverse effect on the Company for an undetermined period following the acquisitions.

The Future results of the Combined Companies May Be Adversely Impacted if We Do Not Effectively Manage Our Expanded Operations.

Following the completion of the CoreBiome and Novosanis acquisitions, the size of our business has increased and these acquisitions are expected to enhance our growth in future periods.  Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of the two companies, but also the increased scale and scope of the combined businesses with its associated increased costs and complexity.  There can be no assurances that we will be successful and the CoreBiome and Novosanis acquisitions may have an adverse effect on the Company.

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

The Affordable Care Act imposes a 2.3% excise tax on certain transactions, including U.S. sales of many medical devices, which includes domestic sales of certain of our products. This new tax became effective in January 2013. However, the Consolidated Appropriations Act of 2016, which was enacted late 2015, suspended the tax beginning January 1, 2016, and this suspension was recently extended through December 31, 2019. Absent further legislative action, this tax will be reinstated in 2020, which could have an adverse effect on our financial condition and results of operations.

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

The level of available government grants or funding in the U.S. and elsewhere is unpredictable and may be affected by various factors including economic conditions, legislative and regulatory developments, political changes, civil unrest and changing priorities for research and development activities. Further, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to government agencies in the U.S. and other countries that fund life sciences research and development activities.  Any reduction or delay in government funding as a result of legislative or regulatory changes or other factors, could cause our customers to delay, reduce or forego purchases of our products.

Certain Changes by the Current Administration Could Affect our Business.

Recent changes by the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”).  The current administration has initiated negotiations with Canada and Mexico aimed at re-negotiating NAFTA.  The U.S., Mexico and Canada have reached a preliminary U.S.-Mexico-Canada Agreement (“USMCA”) which would replace NAFTA.  The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact.  The USMCA still requires approval by the U.S. Congress, by Mexico’s National Assembly, and by Canada’s Parliament before it enters into force.  In addition, the USMCA is still undergoing a legal review and, if past U.S. free trade agreements are any indication, this could result in follow-up negotiations which could lead to modifications of certain provisions.  It is uncertain what the outcome of the Congressional approval process, legal review and any follow-up negotiations will be, but it is possible that revisions to NAFTA or failure to secure Congressional approval could adversely affect the Company’s operations.  For example, changes in the level of reimbursement or the availability of funding for health care could create uncertainty for our business and negatively impact our revenues and results of operations. Similarly a substantial part of DNAG’s revenues represent sales of product from Canada into the United States. The imposition of tariffs or other changes in the trade relationship between Canada and the United States could negatively impact DNAG’s performance. Economic and regulatory changes could also affect foreign currency exchange rates which, in turn, could affect our reported financial results and our competitiveness on a worldwide basis.

New Tariffs and Other Trade Measures Could Adversely Affect Our Financial Position, Results of Operations and Cash Flows.

The current U.S. Administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and it is possible the administration could impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include countries from which we import components or raw materials.   Any such import duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.  Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries.  Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods.

Other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials.  A “trade war” of this nature or other governmental actions related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the economic environments in which we operate and, thus may adversely impact our businesses.  In addition, there may be changes to existing trade agreements, like NAFTA and its anticipated successor agreement, the USMCA, which are still subject to approval by the United States, Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes.  It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies.  Any changes to NAFTA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

Developments Related To The U.K.’s Referendum On Membership in The EU Could Adversely Affect Us.

In June 2016, a majority of voters in the United Kingdom (“U.K.”) elected to withdraw from the EU in a national referendum.  The U.K. is currently negotiating the terms of its exit from the EU (“Brexit”), which is currently scheduled for March 29, 2019.  In November 2018, the U.K. and the EU agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K. and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the U.K. will leave the EU.

If the U.K. leaves the EU with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the EU and the rest of the world would be subject to tariffs and duties set by the World Trade Organization.  Additionally, the movement of goods between the U.K. and the remaining member states of the EU will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.  These changes to the trading relationship between the U.K. and EU would likely result in increased costs of goods imported into and exported from the U.K.

Until the precise terms and timing of the U.K.’s exit from the EU are determined, it will be difficult to predict the impact of the Brexit referendum. Our business in the U.K., the EU and world-wide could be affected during this period of uncertainty, and perhaps longer, by the impact of the Brexit referendum. The U.K.’s decision to exit the EU could cause volatility in global financial markets, including in global currency exchange rates, resulting in a slow-down in economic activity in the U.K., Europe or globally, negatively impact new trade agreements between the U.K and other countries, including the United States, and result in significant regulatory changes and uncertainty. One or more of these events could make it more difficult or costly to sell our products, particularly in the U.K. and Europe, and negatively affect our revenues and results of operations. The Brexit referendum may also influence other countries and result in additional countries deciding to leave the EU This in turn could result in additional changes and uncertainty, any or all of which could negatively impact our business.

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

We rely heavily on enterprise resource planning and other complex information technology systems across our operations and on the internet, including for management of inventory, purchase orders, invoices, shipping, revenue and expense accounting, online business, consumer call support, and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products, respond to customer inquiries, and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems and the internet.

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

Cyber-attacks could result in unauthorized access to our computer systems or our third party IT service provider’s systems and, if successful, misappropriate personal or confidential information. Sphere phishing has occurred and is a growing threat that the Company is facing.  If successful, these activities could lead to the disclosure of intellectual property or personally identifiable information, which could lead to financial harm and cause reputational damage.  We have taken additional steps designed to improve the security of our networks and computer systems.

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

As our activities continue to evolve and expand, we may be subject to additional laws which impose further restrictions on the transfer, access, use, and disclosure of health and other personal information which may impact our business either directly or indirectly.  Our failure to comply with applicable privacy or security laws or significant changes in these laws could significantly impact our business and future business plans.

Risks Relating to Collaborators

The Use of Sole Supply Sources or Third-Party Suppliers For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third-party suppliers. For example, the biological antigens and antibodies, nitrocellulose and certain other components required to make our OraQuick HIV, HCV and Ebola products are currently purchased from sole source suppliers. Our OraSure QuickFlu® test and the fully automated high-throughput drug assays sold with our Intercept i2® device are manufactured and supplied by sole source suppliers and the conjugates used in our MICROPLATE oral fluid drugs-of-abuse assays are obtained from third-party suppliers.

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

To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial amounts. In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded. Moreover, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us.

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

Regulatory Risks

The Need to Obtain Regulatory Approvals Could Increase Our Costs and Adversely Affect Our Financial Performance.

Many of our proposed and existing products are subject to regulation by the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products.   Our practice is to train our employees on the legal requirements applicable to our business, including the requirements of the FDA and other relevant agencies.

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

Our Inability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

We believe that our products and procedures are in material compliance with all applicable FDA regulations, ISO requirements, and other applicable regulatory requirements, but the regulations regarding the manufacture and sale of our products, the QSR and ISO requirements, and other requirements may be unclear and are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain approvals and sell our products. In addition, the FDA may revoke an Emergency Use Authorization under which our products are sold, where it is determined that the underlying health emergency no longer exists or warrants such authorization. Such revocation would preclude the sale of our affected products unless and until a further regulatory approval or authorization is obtained. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

We must also comply with numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, disposal of hazardous substances, labor or employment practices and the configuration and operation of the websites through which we advertise our products. As a device manufacturer, we are required to report annually to the Centers for Medicare & Medicaid Services (“CMS”) any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the Company.  Compliance with these laws or any new or changed laws regulating our business could result in substantial costs. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of these requirements. To the extent the costs and procedures associated with complying with these laws and requirements are substantial or it is determined that we do not comply, our business and results of operations could be adversely affected.

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

Failure to Comply With New European Data Protection Requirements Could Increase Our Costs.

The European Union (“EU”) has adopted a comprehensive overhaul of its data protection regime from the prior national legislative approach to a single European Economic Area Privacy Regulation called the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018.  The new EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents.  It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations.  It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data.  Although the GDPR will apply across the EU without a need for local implementing legislation, as had been the case under the prior data protection regime, local data protection authorities will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis.  We are evaluating these new requirements and implementing a plan to ensure compliance.  Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices.  Further, we have no assurances that violations will not occur, particularly given the complexity of the GDPR, as well as the uncertainties that accompany new, comprehensive legislation.

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

Our International Sales Create Potential Exposure Under Anti-Corruption Laws.

We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act (the “FCPA”) and similar foreign laws.  In 2018, approximately $44.9 million of our consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject us to the FCPA, the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations, enter into agreements with third parties and make sales in countries known to experience corruption. Further international expansion may create increased exposure to such practices. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of our distributors. However, our existing safeguards and any future improvements may not prove to be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and we may be subject to other liabilities, which could negatively affect our reputation, business, results of operations and financial condition.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Volatile economic conditions may occur again or continue in the future. These conditions could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions or other factors. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase and/or distribute our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

We Have Experienced Losses in the Past and May Not Be Able To Maintain Profitable Operations.

We experienced annual net losses during the five years prior to 2015.  In addition, as of December 31, 2018, the Company had an accumulated deficit of $99.2 million.  Even though we achieved profitability since 2015, there can be no assurance that we will be able to sustain his profitability in the future.

Our ability to continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:

•	Our ability to continue growing our molecular collection systems business;
•	Changes in customer buying patterns or a buildup of significant quantities in our distributors’ inventories or distribution channels; and
•	Our ability to mitigate declining sales of our OraQuick ADVANCE® HIV 1/2 test in the United States and expand sales of our OraQuick® HIV Self-Test internationally;
•	The level of expenditures we are required to make in order to develop, obtain regulatory approvals for and successfully commercialize our new products;
•	Our ability to improve manufacturing efficiencies;
•	Our ability to successfully launch new products after receipt of required regulatory approvals or the acquisition of rights to those products;
•	The degree to which our major distributors and customers comply with their contractual obligations, including minimum purchase commitments;
•	Whether we are successful in obtaining and maintaining required regulatory approvals and registrations for our new products;
•	The level of competition, including the degree to which competitors sell lower priced products or more attractive offerings to compete with our products;
•	Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation and currency fluctuations;
•	Failure to achieve our revenue growth targets;
•	The costs and results of patent infringement, product liability and other litigation or claims asserted by or against us.

We May Experience Fluctuations in Our Financial Results or Fail to Meet Our Financial Projections.

Our operating results can fluctuate from quarter to quarter and year to year, which could cause our growth or financial performance to fall below the expectations of investors and securities analysts. Our financial projections for future periods are based on a number of assumptions, including estimated demand for our products. However, sales to our distributors and other customers may fall short of expectations because of lower than estimated demand or other factors, including continued volatility and disruption in economic conditions, increasing competition, seasonal fluctuations, changes in ordering patterns or business strategy, reduced governmental funding and other circumstances described elsewhere in this Annual Report. Infrequent, unusual or unexpected changes in revenues or costs could also contribute to the variability of our financial results.

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the U.S. Government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). This legislation makes broad and complex changes to the U.S. tax code, including but not limited to reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and accelerating first year expensing of certain capital expenditures. The Tax Act also introduces new tax laws that may impact our taxable income, which will include, but not be limited to, a new provision designed to tax global intangible low taxed income (“GILTI”), limitations on the deductibility of certain executive compensation, creating a base erosion anti-abuse tax (“BEAT”) and modifying or repealing many deductions and credits. The ultimate impacts of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made. The Tax Act could also impact changes to our valuation of deferred tax assets and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances. Changes in the political makeup of the U.S. Congress could also result in the reversal of some or all of the effects of the Tax Act.

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

We May Require Future Additional Capital.

Our future liquidity and ability to meet our future capital requirements will depend on numerous factors, including, but not limited to, the following:

•	The costs, scope and timing of strategic acquisitions;
•	The costs and timing of expansion of sales and marketing activities;
•	The timing and success of the commercial launch of new products;
•	The extent to which we gain or expand market acceptance for existing, new or enhanced products;
•	The costs and timing of the expansion of our manufacturing capacity;
•	The success of our research and product development efforts;
•	The time, cost and degree of success of conducting clinical trials and obtaining regulatory approvals;
•	The magnitude of capital expenditures;
•	Changes in existing and potential relationships with distributors and other business partners;
•	The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;
•	The costs and liability associated with patent infringement or other types of litigation; and
•	Competing technological and market developments.

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

Risks Relating to Our Common Stock

Our Stock Price Could Continue to be Volatile.

Our stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our Common Stock:

•	The performance of our business, including our efforts to increase sales of our OraQuick® HIV, HCV and molecular collection systems products and our OraQuick® In-Home HIV test and HIV Self-Test;
•	Future announcements concerning us and our products, including with respect to significant acquisitions, strategic collaborations and joint ventures;
•	Ability to achieve the expected benefits, enhanced revenue growth and synergies from strategic acquisitions;
•	Clinical results with respect to our products or those of our competitors;
•	The status of clinical studies and pending submissions for required regulatory approvals;
•	The announcement of regulatory or enforcement actions by the FDA or other agencies against us, our products or one or more of our customers;
•	The gain or loss of significant contracts and availability of funding for the purchase of our products;
•	Delays in the development, regulatory approval or commercialization of new or enhanced products;
•	Legislative developments and industry or competitive trends;
•	Biological or medical discoveries;
•	Disputes or developments with key customers, distributors or suppliers;
•	Developments in patent or other proprietary rights;
•	Litigation or threatened litigation;
•	Complaints or concerns about the performance or safety of our products and publicity about those issues, including publicity expressed through social media or otherwise over the internet;
•	Failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;
•	Governmental regulation;
•	Changes in the level of competition;
•	Loss of or declines in sales to major distributors or customers or changes in the mix of products sold;
•	Period-to-period fluctuations in our operating results;
•	Additions or departures of key personnel;
•	General market and economic conditions; and
•	Terrorist attacks, civil unrest, war and national disasters.

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

Our Business Could Be Negatively Impacted as a Result of Stockholder Activism or an Unsolicited Takeover Proposal or a Proxy Contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies.  If a proxy contest or an unsolicited takeover proposal is made with respect to us, we could incur significant costs in defending our Company, which would have an adverse effect on our financial results.  Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our Company.  Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business.  In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

We own a 48,000 square foot facility which is OraSure’s primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse space on an as-needed basis, including a 70,000 square foot warehouse in Bethlehem Township, Northampton County, Pennsylvania. In addition, our subsidiary, DNAG, leases a 35,883 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, manufacturing, distribution, research and development, and regulatory and quality operations.

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

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “OSUR”.   On February 19, 2019, there were 360 holders of record and approximately 13,015 holders in street name of our Common Stock, and the closing price of our Common Stock was $11.53 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)

October 1, 2018 - October 31, 2018	27,738	(3)	$14.81	—	11,984,720
November 1, 2018 - November 30, 2018	—		—	—	11,984,720
December 1, 2018 - December 31, 2018	—		—	—	11,984,720
	27,738			—

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
(3)

Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares and performance stock units, these shares were retired to satisfy minimum tax withholdings.

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from December 31, 2013 through December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on NASDAQ. The NASDAQ Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

	Fiscal year ending December 31,
	2013	2014	2015	2016	2017	2018
OraSure Technologies, Inc.	100.00	161.21	102.38	139.59	299.84	185.69
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2018		2017		2016		2015	2014
Operating Results:
Net revenues	$181,743		$167,064		$128,198	(3)	$119,719	$106,464
Costs and expenses	153,314	(1)	126,826	(2)	107,933		111,661	111,266	(4)
Operating income (loss)	28,429		40,238		20,265		8,058	(4,802)
Other income, net	3,287		794		58		774	531
Income tax expense	11,320		10,084		603		665	343
Net income (loss)	20,396		30,948		19,720		8,167	(4,614)
Earnings (loss) per share
Basic	$0.33		$0.52		$0.35		$0.14	$(0.08)
Diluted	$0.33		$0.51		$0.35		$0.14	$(0.08)
Shares used in computing earnings (loss) per share
Basic	61,112		59,050		55,615		56,397	55,949
Diluted	62,532		61,024		56,513		56,846	55,949
Cash Flow:
Cash flows provided by operating activities	$39,090		$28,156	(2)	$24,598		$15,773	$7,526	(4)

	December 31,
	2018	2017	2016	2015	2014
Financial Position:
Cash, cash equivalents, and investments	$201,324	$176,587	$120,950	$101,319	$97,867
Working capital	191,332	189,668	139,106	111,480	104,752
Total assets	315,571	296,201	207,935	189,321	189,633
Accumulated deficit	(99,189)	(119,510)	(150,458)	(170,178)	(178,345)
Stockholders' equity	283,378	258,081	185,850	159,436	158,701

(1)	Includes $9.6 million of transition costs associated with our change in management and $1.2 million of transaction costs associated with our acquisitions of CoreBiome and Novosanis.
(2)

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

(4)	Includes a $5.5 million gain from the termination of the Company’s oral fluid assay agreement with Roche Diagnostics, which was recorded as a reduction of operating expenses in the indicated period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Business Segments

Our business is comprised of two segments. Our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets.

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

Our DNAG or molecular collection systems business is operated by our subsidiary, DNA Genotek Inc. (“DNAG”), a company based in Ottawa, Canada.  DNAG’s Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva.  We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, that range from package customization and study design optimization to extraction, analysis and reporting services.  We serve customers worldwide, including many leading research universities and hospitals.

Recent Developments

Management Succession Plan

In January 2018, we announced the planned retirement of Douglas A. Michels, our then President and Chief Executive Officer (“CEO”), and Ronald H. Spair, our then Chief Financial Officer (“CFO”) and Chief Operating Officer.  Stephen S. Tang, Ph.D., who served as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective April 1, 2018.  Dr. Tang replaced Mr. Michels, who retired as President and CEO, and as a member of the Board, on March 31, 2018.  In addition, Roberto Cuca was appointed as the Company’s new CFO, effective June 8, 2018.  Mr. Cuca replaced Mr. Spair, who retired as CFO and Chief Operating Officer, and as a member of our Board of Directors, on the same date. Included in our 2018 financial results are $9.6 million in transition costs associated with these changes in management.  These costs largely consist of non-cash stock compensation charges.

Business Acquisitions

On January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of CoreBiome, Inc. (“CoreBiome”), pursuant to the terms of a Merger Agreement, dated January 3, 2019.  CoreBiome is a Minnesota-based early-stage microbiome laboratory services provider that accelerates research and discovery for customers in the pharmaceutical, agricultural, and research communities. These services provide optimal analytical algorithms to deliver speed and scalability in the lab with precise analytics.

Also on January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Novosanis NV (“Novosanis”), pursuant to a Share Purchase Agreement, dated January 3, 2019.  Novosanis is a Belgian company founded as a spinoff company from the University of Antwerp, Belgium, in 2013. Novosanis is an early commercial-stage producer and distributor of urine sample collection devices targeted primarily at the liquid biopsy and sexually transmitted infection screening markets.  Novosanis’ primary product is Colli-Pee, an easy to use device designed for the standardized collection of first-void urine which can be used in the privacy of the user’s home or in a clinic.  The initial commercial application of this product is for liquid biopsy in the prostate and bladder cancer markets.  Product validation and clinical trials are also under way with various sexually transmitted infection test manufacturers.

Through December 31, 2018, we have incurred a total of $1.2 million of acquisition related costs, including investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income for the year ended December 31, 2018.

BARDA Contract

In August 2016, we entered into a contract with the Biomedical Advanced Research Development Authority (“BARDA”) for up to $16.6 million of funding for our OraQuick® Zika test. The six-year, multi-phased contract included an initial commitment of $7.0 million and options for up to an additional $9.6 million to fund the evaluation of additional product enhancements, and certain clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2.6 million in additional funding for our rapid Zika test. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the future commercial demand for this product, the scope of work covered by this contract was reduced.  As a result, our contract with BARDA will be essentially completed in the first quarter of 2019.

Current Consolidated Financial Results

During the year ended December 31, 2018, our consolidated net revenues of $181.7 million rose 9%, compared to $167.1 million for the year ended December 31, 2017. Net product revenues during the year ended December 31, 2018 increased 2% when compared to 2017, primarily due to higher sales of our molecular collection systems products and higher international sales of our OraQuick® HIV Self-Test, partially offset by lower sales of our OraQuick® HCV products, lower domestic sales of our professional OraQuick® HIV product and lower sales of our cryosurgical products. Royalty income was $9.7 million for the year ended December 31, 2018.  Other revenues for 2018 were $6.7 million compared to $5.1 million in 2017. Other revenues in 2018 included $5.0 million of funding received from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our Ebola and Zika products and $1.7 million of cost reimbursement under our Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”). Other revenues in 2017 included $4.4 million of BARDA funding and $689,000 of cost reimbursement.

Our consolidated net income for the year ended December 31, 2018 was $20.4 million, or $0.33 per share on a fully-diluted basis, compared to consolidated net income of $30.9 million, or $0.51 per share on a fully-diluted basis for the year ended December 31, 2017. Results for the current year include $1.2 million of pre-tax transaction costs associated with the recent acquisitions discussed above, and $9.6 million of pre-tax transition costs associated with the executive management changes also noted above. Net income for 2017 included a pre-tax gain of $12.5 million associated with the settlement of our litigation against Ancestry.com DNA LLC and its contract manufacturer.

Cash provided by operating activities for the year ended December 31, 2018 was $39.1 million.  Cash provided by operating activities during the year ended December 31, 2017 was $28.2 million and included the $12.5 million litigation settlement noted above. As of December 31, 2018, we had $201.3 million in cash (including restricted cash), cash equivalents, and available-for-sale securities, compared to $176.6 million at December 31, 2017.

Results of Operations

YEAR ENDED DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	Years Ended December 31,
	Dollars			Percentage of Total Net Revenues
	2018	2017	% Change	2018	2017
OSUR	$78,973	$86,889	(9)%	43%	52%
DNAG	86,455	75,099	15	48	45
Net product revenues	165,428	161,988	2	91	97
Royalty income	9,653	-	N/A	5	-
Other	6,662	5,076	31	4	3
Net revenues	$181,743	$167,064	9%	100%	100%

Consolidated net product revenues increased 2% to $165.4 million in 2018 from $162.0 million in 2017. Higher sales of our molecular collection systems products and higher international sales of our OraQuick® HIV Self-Test were partially offset by lower sales of our OraQuick® HCV products, lower domestic sales of our OraQuick® HIV products and lower sales of our cryosurgical products. We recorded $9.7 million in royalty income under a litigation settlement agreement with Ancestry.com DNAG LLC and its contract manufacturer.  We also recognized $5.0 million as other revenues in connection with funding from BARDA related to our Ebola and Zika products and $1.7 million of cost reimbursement under the Gates Foundation Charitable Support Agreement. Other revenues in 2017 included $4.4 million of BARDA funding and $689,000 of cost reimbursement.

Consolidated net revenues from products sold to customers outside of the United States were $44.9 million and $45.6 million, or 25% and 27% of total net revenues, during the years ended December 31, 2018 and 2017, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment.

	Years Ended December 31,
	Dollars			Percentage of Total Net Revenues
Market	2018	2017	% Change	2018	2017
Infectious disease testing	$56,148	$61,951	(9)%	65%	67%
Risk assessment testing	12,058	12,659	(5)	14	14
Cryosurgical systems	10,767	12,279	(12)	13	13
Net product revenues	78,973	86,889	(9)	92	94
Other	6,662	5,076	31	8	6
Net revenues	$85,635	$91,965	(7)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 9% to $56.1 million in 2018 from $62.0 million in 2017. This decrease resulted from lower domestic and international sales of our OraQuick® HCV product and lower domestic sales of our OraQuick® HIV product, partially offset by higher international sales of our OraQuick® HIV Self-Test.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2018 and 2017.

	Years Ended December 31,
Market	2018	2017	% Change
Domestic HIV	$19,663	$23,847	(18)%
International HIV	21,794	11,301	93
Net HIV revenues	41,457	35,148	18
Domestic HCV	7,490	8,448	(11)
International HCV	4,904	16,961	(71)
Net HCV revenues	12,394	25,409	(51)
Net OraQuick® revenues	$53,851	$60,557	(11)%

Domestic OraQuick® HIV sales decreased 18% to $19.7 million for the year ended December 31, 2018 from $23.8 million for the year ended December 31, 2017. This decrease was primarily the result of competition from point-of-care HIV tests perceived to be more sensitive than our product and competition from fourth generation automated HIV immunoassays performed in a laboratory.

International sales of our OraQuick® HIV products during 2018 rose 93% to $21.8 million from $11.3 million in 2017. This increase was largely due to the continued shipment of product in support of an HIV self-testing program in Africa, and higher sales of our professional product into certain areas of Europe, Africa, Asia, and Latin America, partially offset by a decline in sales in the Middle East. Funding under the Charitable Support Agreement with the Gates Foundation began in the third quarter of 2017 and product revenues in 2018 and 2017 included approximately $4.4 million and $1.0 million of support payments under that agreement, respectively.

Domestic OraQuick® HCV sales decreased 11% to $7.5 million in 2018 from $8.4 million in 2017 primarily due to customer ordering patterns and to the non-renewal of, or reductions in, grant funding of HCV testing programs. International OraQuick® HCV sales decreased 71% to $4.9 million in 2018 from $17.0 million in 2017, due to the non-renewal of a supply contract with a foreign government in support of a countrywide HCV eradication program and the loss of a multi-national humanitarian organization customer that switched to a competitive product due to pricing.

Risk Assessment Market

Sales to the risk assessment market decreased 5% to $12.1 million for the year ended December 31, 2018 from $12.6 million for the year ended December 31, 2017, primarily as a result of a large customer who stopped performing pre-employment drug testing.

Cryosurgical Systems Market

Sales of our cryosurgical systems products decreased 12% to $10.8 million in 2018 from $12.3 million in 2017 due to lower sales of our domestic Histofreezer® product to physicians’ offices due to competitive losses from lower-priced products that have entered the market as result of the expiration of the patents associated with our cryosurgical technology and lower sales of our international OTC cryosurgical products.

Other revenues

Other revenues in 2018 increased 31% to $6.7 million from $5.1 million in 2017.  Revenue from BARDA funding increased to $5.0 million in 2018 compared to $4.4 million in 2017 as a result of increased efforts related to our Ebola and Zika products. Other revenues in 2018 also included $1.7 million in reimbursement of certain costs under our Charitable Support Agreement with the Gates Foundation.  Reimbursement of these costs began in the third quarter of 2017 and other revenue in 2017 included $689,000 of such cost reimbursement.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products increased 28% to $96.1 million in 2018 from $75.1 million in 2017.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) during 2018 and 2017.

	Years Ended December 31,
Market	2018	2017	% Change
Genomics	$79,765	$71,611	11%
Microbiome	6,690	3,488	92
Net molecular collection systems product revenues	86,455	75,099	15%
Royalty income	9,653	-	N/A
Net molecular collection systems revenues	$96,108	$75,099	28%

Sales of our genomics products rose 11% to $79.8 million in 2018 compared to $71.6 million in 2017, largely as a result of higher customer demand primarily from a large consumer genetics customer, higher sales to academic customers, increased demand of our genomics business in Asia, and higher sales of our ORAcollect® product. Microbiome sales increased 92% to $6.7 million in 2018 compared to $3.5 million in 2017 as interest in our microbiome product offering continues to grow with both new and existing customers.

Early in 2019, we learned that our largest commercial genomics customer intends to change its purchasing patterns and promotional strategies, which would reduce purchases of our products.  While this change in purchasing patterns may significantly impact results in the first quarter of 2019, we expect that the effect of these changes will be moderated over the course of the full year 2019 by growth in other genomic accounts.

We recorded $9.7 million of royalty income in 2018 earned under a litigation settlement agreement.  This royalty agreement was entered into in 2017 and required royalty payments beginning in the first quarter of 2018.  There were no revenues of this nature in 2017.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 63% for the year ended December 31, 2018 compared to 59% for 2017. Gross profit percentage in 2018 benefited from improved product mix associated with an increase in higher gross profit percentage sales, lower manufacturing costs associated with our Oragene® product, increased royalty income and other revenues which have a gross profit percentage of 100%, lower scrap and spoilage costs and lower royalty expense.

Consolidated operating income in 2018 was $28.4 million, an $11.8 million decline from $40.2 million of operating income reported in 2017. Operating income in 2017 included a pre-tax gain of $12.5 million associated with the settlement of our litigation against Ancestry.com DNA LLC and its contract manufacturer.  In addition, our results for 2018 were negatively impacted by the inclusion of $9.6 million of transition costs associated with executive management changes, $1.2 million of transaction costs associated with our recent acquisitions, and increased spending on research and development and sales and marketing.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross profit percentage was 56% in 2018 compared to 58% in 2017. OSUR’s gross profit percentage in 2018 was negatively impacted by an increase in lower profit percentage revenues as a result of higher international sales, partially offset by the increase in BARDA funding and cost reimbursement from the Gates Foundation, and lower scrap and spoilage costs and royalty expense.

Research and development expenses increased 21% to $12.7 million in 2018 from $10.5 million in 2017, due to increased spending on our Ebola and Zika products, higher staffing costs, and increased product registration fees related to our expansion in more international markets.

Sales and marketing expenses increased 5% to $19.9 million in 2018 from $18.9 million in 2017, primarily as a result of increased consulting costs associated with our international sales contractors and increased staffing costs associated with higher headcount.

General and administrative expenses increased 35% to $35.3 million in 2018 from $26.1 million in 2017 as a result of the inclusion of $9.6 million of transition costs associated with executive management changes, $1.2 million of transaction costs associated with our recent acquisitions, and higher consulting costs partially offset by a decrease in other staffing related costs.

All of the above contributed to OSUR’s operating loss of $20.1 million for 2018, which included non-cash charges of $3.8 million for depreciation and amortization and $14.7 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 69% in 2018 compared to 61% in 2017. This increase was attributable to the royalty income recorded in 2018 and improved product mix associated with an increase in higher gross profit percentage sales and lower manufacturing costs associated with our Oragene® product. No royalty income was recorded in 2017.

Research and development expenses increased 25% to $3.5 million in 2018 from $2.8 million in 2017 due to higher staffing costs associated with the development of new product and service offerings.

Sales and marketing expenses increased 12% to $10.7 million in 2018 compared to $9.6 million in 2017 due to higher staffing and commission expenses.

General and administrative expenses decreased 4% to $3.1 million in 2018 compared to $3.2 million in 2017, due to lower legal costs.

Operating expenses in 2017 were offset by the $12.5 million pre-tax gain associated with the settlement of the Ancestry litigation.

All of the above contributed to DNAG’s operating income of $48.6 million for 2018, which included non-cash charges of $3.4 million for depreciation and amortization and $540,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the year ended December 31, 2018, we recorded state income tax expense of $155,000 compared to $0 in the year ended December 31, 2017. Canadian income tax expense of $11.2 million and $10.1 million was recorded in 2018 and 2017, respectively. The increase in income tax expense was largely a result of the increase in income before taxes generated by DNAG partially offset by the additional taxes recorded during 2017 related to the $12.5 million litigation settlement which did not re-occur in 2018. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”) that instituted fundamental changes to the taxation on multinational corporations.  The impact of the Tax Act on our financial results is not material given OSUR has a full valuation allowance against its total U.S. deferred tax assets and due to the net operating losses (“NOLs”) and tax credits that are being generated by the U.S. entity.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	Years Ended December 31,
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

Net Revenues by Segment

OSUR Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our OSUR segment.

	Years Ended December 31,
	Dollars			Percentage of Total Net Revenues
Market	2017	2016	% Change	2017	2016
Infectious disease testing	$61,951	$48,408	28%	67%	50%
Risk assessment testing	12,659	13,068	(3)	14	14
Cryosurgical systems	12,279	13,234	(7)	13	14
Net product revenues	86,889	74,710	16	94	78
Other	5,076	21,274	(76)	6	22
Net revenues	$91,965	$95,984	(4)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 28% to $61.9 million in 2017 from $48.4 million in 2016.  This increase resulted from higher sales of our OraQuick® HCV product and higher international sales of our OraQuick® HIV Self-Test, partially offset by a decline in domestic sales of our professional OraQuick® HIV product.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2017 and 2016.

	Years Ended December 31,
Market	2017	2016	% Change
Domestic HIV	$23,847	$27,819	(14)%
International HIV	11,301	5,248	115
Net HIV revenues	35,148	33,067	6
Domestic HCV	8,448	7,436	14
International HCV	16,961	6,630	156
Net HCV revenues	25,409	14,066	81
Net OraQuick® revenues	$60,557	$47,133	28%

Domestic OraQuick® HIV sales decreased 14% to $23.8 million for the year ended December 31, 2017 from $27.8 million for the year ended December 31, 2016.  This reduction was primarily the result of competitive losses tied to pricing, the loss of sales to point-of-care HIV tests perceived to be more sensitive, and the testing guidelines issued by the Centers for Disease Control and Prevention (“CDC”) recommending the use of competing fourth generation automated HIV immunoassays performed in a laboratory. An increase in sales of our OraQuick® In-Home HIV test partially offset the decrease in sales of our professional HIV product.

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

Domestic OraQuick® HCV sales increased 14% to $8.4 million in 2017 from $7.4 million in 2016 primarily due to higher sales to our U.S. public health customers in support of HCV testing program expansion, higher sales to non-acute healthcare offices, and increased sales to hospitals.  International OraQuick® HCV sales increased 156% to $17.0 million in 2017 from $6.6 million in 2016, largely due to continued product shipments to a foreign government to support a nationwide HCV testing and treatment program and increased sales in Asia and Africa, partially offset by the loss of a multi-national humanitarian organization customer who switched to a competitive product due to pricing. Our supply contract with the foreign government was not renewed. During 2017, we recorded $11.8 million in revenue from this contract.

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

Cryosurgical Systems Market

Sales of our cryosurgical systems products decreased 7% to $12.3 million in 2017 from $13.2 million in 2016 due to a decrease in sales of our Histofreezer® product to physicians’ offices in the United primarily due to timing of orders placed by our distributors and loss of sales due to competing private label products.  These declines in sales were partially offset by increased sales into new markets and additional business generated by our new mid-tier distributors.  In addition, sales of our international OTC cryosurgical products during 2017 decreased largely due to lower sales into Europe as a result of competitive pressures and lower sales in Latin America due to the economic instability of certain countries in that region.

Other revenues

Other revenues in 2017 decreased 76% to $5.1 million from $21.3 million in 2016.  Other revenues in 2016 included AbbVie exclusivity revenues of $18.9 million.  There were no similar revenues in 2017 due to the termination of our AbbVie HCV co-promotion agreement on December 31, 2016.  Revenues related to funding from BARDA increased to $4.4 million in 2017 compared to $2.3 million in 2016.  Revenues in 2017 also include $689,000 in reimbursement of certain costs under our Charitable Support Agreement with the Gates Foundation.  No such cost reimbursement occurred in 2016.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products increased 133% to $75.1 million in 2017 from $32.2 million in 2016.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) generated during 2017 and 2016.

	Years Ended December 31,
Market	2017	2016	% Change
Genomics	$71,611	$31,079	130%
Microbiome	3,488	1,135	207
Net molecular collection systems product revenues	75,099	32,214	133%

Genomics sales were up 130% to $71.6 million in 2017 compared to $31.1 million in 2016, largely as a result of higher customer demand primarily from a large customer in the consumer genetics market.  Microbiome sales increased 207% to $3.5 million in 2017 compared to $1.1 million in 2016 as interest in our microbiome product offering continued to grow with both new and existing customers.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 59% for the year ended December 31, 2017 compared to 69% for the comparable period of 2016.  Gross profit percentage for 2017 decreased primarily due to the absence of AbbVie exclusivity revenues, an increase in lower gross profit percentage international product sales, and higher scrap and spoilage costs.

Consolidated operating income in 2017 was $40.2 million, a $19.9 million improvement from $20.3 million of operating income reported in 2016. Operating income in 2017 benefited from increased product revenues, the Ancestry litigation settlement gain, and lower sales and marketing costs, partially offset by the loss of AbbVie exclusivity revenues recorded in the prior year and higher research and development and general and administrative expenses.

OPERATING INCOME (LOSS) BY SEGMENT

OSUR Segment

OSUR’s gross profit percentage was 58% in 2017 compared to 69% in 2016.  OSUR’s gross profit percentage was negatively impacted in 2017 primarily by the absence of exclusivity revenues under our AbbVie agreement ($18.9 million was recorded in 2016 versus none in 2017), an increase in lower gross profit percentage international product sales, and an increase in scrap and spoilage costs.

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

General and administrative expenses increased 16% to $26.1 million in 2016 from $22.6 million in 2016 due to higher staffing costs and an increase in accrued employee bonuses as a result of the Company’s strong performance.

All of the above contributed to OSUR’s operating loss of $2.7 million for 2017, which included non-cash charges of $3.2 million for depreciation and amortization and $6.4 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 61% in 2017 compared to 67% in 2016. The decline in gross profit percentage was primarily due to an increase in lower gross profit percentage sales in 2017 as compared to 2016.

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

Liquidity and Capital Resources

	December 31,
	2018	2017
	(In thousands)
Cash, cash equivalents and restricted cash	$88,438	$72,869
Available for sale securities	112,886	103,718
Working capital	191,332	189,668

Our cash, cash equivalents, restricted cash and available-for-sale securities increased to $201.3 million at December 31, 2018 from $176.6 million at December 31, 2017. Our working capital increased to $191.3 million at December 31, 2018 from $189.7 million at December 31, 2017.

During 2018, we generated $39.1 million in cash from operating activities. Our net income of $20.4 million included non-cash charges for stock-based compensation expense of $15.2 million, depreciation and amortization expense of $7.2 million, and other non-cash benefits of $1.3 million. Additional sources of cash included a $6.6 million decrease in accounts receivable as a result of the collection of large outstanding balances, and a $2.2 million increase in deferred revenue due to the revenue recognition associated with a multi-year contract with variable pricing. Offsetting these sources of cash were a decrease in accrued expenses and other liabilities of $7.3 million largely due to the submission of tax payments to the Canadian taxing authorities, payment of our 2017 management incentive bonuses offset by current year accruals for 2018 taxes and bonuses, and payment of our 2017 royalty obligations.  An additional use of cash is attributable to an increase in inventory of $3.9 million due to the timing of raw material purchases at the end of the year.

Net cash used in investing activities was $17.4 million for the year ended December, 2018, which reflects $163.8 million used to purchase investments and $6.3 million to acquire property and equipment partially offset by $152.7 million in proceeds from the maturities and redemptions of investments.

Net cash used in financing activities was $1.9 million in 2018, which resulted from $3.6 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted and performance award shares partially offset by $1.7 million in proceeds received from the exercise of stock options.

In September 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank, which was amended in December 2017. The Credit Agreement provides for revolving extensions of credit in an initial aggregate amount of up to $10.0 million (inclusive of a letter of credit subfacility of $2.5 million). Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings under this facility at December 31, 2018 or 2017.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of December 31, 2018 and 2017, we were in compliance with all applicable covenants under the Credit Agreement.

Our current balances of cash and cash equivalents and available-for-sale securities and our available borrowing capacity are expected to be sufficient to fund our current operating and capital needs for the foreseeable future. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $72.5 million or 36% of our $201.3 million in cash, cash equivalents, restricted cash and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Contractual Obligations and Commercial Commitments

The following sets forth our approximate aggregate obligations as of December 31, 2018 (in thousands) for future payments under contracts and other contingent commitments, for the year 2019 and beyond:

		Payments due by December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases[1]	$4,775	$903	$902	$877	$850	$506	$737
Employment contracts[2]	4,538	1,779	1,779	980	—	—	—
Purchase obligations[3]	10,140	9,683	402	19	19	17	—
Total contractual obligations	$19,452	$12,365	$3,083	$1,876	$869	$523	$737

[1]	Represents payments required under our operating leases. See Note 12 of the Notes to the consolidated financial statements included herein.
[2]	Represents salary payments payable under the terms of employment agreements executed by us with certain executives. See Note 12 of the Notes to the consolidated financial statements included herein.
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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make judgements and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other revenues consist primarily of exclusivity revenues, royalty income, funding of research and development efforts and cost reimbursements under a charitable support agreement.  Royalties from licensees are based on third-party sales of licensed products and are recorded when the related third-party product sale occurs.  Funding and charitable support reimbursements are recorded as the activities are being performed in accordance with the respective agreements.

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. On June 30, 2016, we mutually agreed to terminate our agreement effective December 31, 2016. Accordingly, we did not record any revenue from this co-promotion agreement during 2018 and 2017. During 2016, $18.9 million in exclusivity revenues were recognized and recorded as other revenue in our consolidated statements of income.

As part of our litigation settlement agreement with Ancestry.com DNA LLC (“Ancestry”) and its contract manufacturer, we granted Ancestry a royalty-bearing, non-exclusive, worldwide license to certain patents and patent applications related to the collection of DNA in human saliva.  The license granted to Ancestry is limited to saliva DNA collection kits sold or used as part of Ancestry’s genetic testing service offerings and does not cover the sale or use of collection kits outside of Ancestry’s business.  During the year ended December 31, 2018, we recorded $9.7 million in royalty income under this agreement.

On June 12, 2015, we were awarded a grant for up to $10.4 million in total funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our OraQuick® Ebola rapid antigen test. The three-year, multi-phased grant, with an original expiration date of October 2018, was recently amended and extended through December 31, 2019, included an initial commitment of $1.8 million and options for up to an additional $8.6 million to fund certain clinical and regulatory activities. In September 2015 and July 2017, BARDA exercised options to provide $7.2 million and $1.3 million, respectively, in additional funding for our OraQuick® Ebola test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2018, 2017 and 2016, $3.0 million, $2.0 million and $1.7 million, respectively, were recognized in connection with this grant.

In August 2016, we were awarded a contract for up to $16.6 million in total funding from BARDA related to our rapid Zika test. The initial six-year, multi-phased contract includes an initial commitment of $7.0 million and options for up to an additional $9.6 million to fund the evaluation of additional product enhancements, and clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2.6 million in additional funding for our rapid Zika test. Funding received under this contract is recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2018,   because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the future commercial demand for this product, the scope of work covered by this contract was reduced.  As a result, our contract with BARDA will be essentially completed in the first quarter of 2019. During 2018, 2017, and 2016, $2.0 million, $2.4 million and $616,000, respectively, were recognized in connection with this grant.

In June 2017, we entered into a four-year Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that enables us to offer our OraQuick® HIV Self-Test at an affordable price in 50 developing countries with funding from the Gates Foundation. The funding will consist of support payments tied to volume of product sold by us and reimbursement of certain related costs. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement. Funding received under this agreement in the form of support payments for product purchases is recorded as a component of product revenue. During 2018 and 2017, $4.4 million and $1.0 million, respectively, of support payments were recognized in product revenue in connection with this agreement. Funding received in the form of reimbursement of certain related costs is recorded as other revenue in our consolidated statements of income. During 2018 and 2017, $1.7 million and $689,000, respectively, was recognized in other revenue in connection with this agreement.

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2018 and 2017 includes customer prepayments of $2.1 million and $1.0 million, respectively.  Deferred revenue as of December, 2018 and 2017 also includes $1.5 million and $269,000, respectively, associated with a long-term contract that has variable pricing based on volume.  The average price over the life of the contract was determined and revenue is recognized at that rate.

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

As a result of the return rights granted to our customers for our OraQuick® In-Home HIV test, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of operations.  This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns.  As of December 31, 2018 and December 31, 2017, the reserve for sales returns and allowances was $191,000 and $217,000, respectively.  If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve.  Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Sales commissions are expensed when incurred if the amortization period is one year or less.  These costs are recorded in sales and marketing expense in the consolidated statements of operations.  If the amortization period exceeds one year, we defer the cost of the commission and expense it over the life of the related sales contract.

Inventories. Our inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories based primarily on the estimated forecast of product sales. When, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In addition to reserving for these items identified through specific identification procedures, we also reserve for unidentified scrap or spoilage under a fixed-formula methodology. During 2018, 2017, and 2016 we wrote-off inventory which had a cost of $1.3 million, $3.3 million and $739,000, respectively. These write-offs were a result of quality, scrap and product expiration issues. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

Deferred Tax Assets and Liabilities. We re-measured our federal net deferred tax asset based on the federal rate at which they were expected to reverse in the future which is 21% pursuant to the recently enacted Tax Act. We also re-measured our state net deferred asset since the future federal benefit was reduced to 21%.

At December 31, 2018, we had federal Net Operating Loss (“NOL”) carryforwards of $47.4 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences were $18.1 million at December 31, 2018. Net operating losses will begin to expire in 2030. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our deferred tax asset in the immediate future. Each year, we continue to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized in the immediate future. As such, we maintain a full valuation allowance as of December 31, 2018 and 2017 against our deferred tax assets associated with the operations subject to income tax in the U.S.

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

As of December 31, 2018, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 2.9% of our total revenues for the year ended December 31, 2018. We do have foreign currency exchange risk related to our operating subsidiary in Canada. While the majority of this subsidiary’s revenues are recorded in U.S. dollars, almost all of this subsidiary’s operating expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. Our Canadian subsidiary had net assets, subject to translation, of $146.8 million CAD ($107.7 million USD), which are included in the Company’s consolidated balance sheet as of December 31, 2018. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have decreased our comprehensive income by $10.8 million in the year ended December 31, 2018.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2018 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

To the Stockholders and Board of Directors

OraSure Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OraSure Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes  (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2019

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

The information required by this Item is incorporated by reference to the information under the captions “Compensation Committee Matters” (including the “Compensation Committee Report”), “Compensation Discussion and Analysis,” “Compensation Tables,” “Employment Agreements and Potential Payments Upon Termination or Change in Control,” and “Director Compensation” in the Proxy Statement.

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

3.2

Bylaws of OraSure Technologies, Inc., as amended and restated as of February 19, 2018, are incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.12	Employment Agreement, dated as of May 4, 2018, between the Company and Roberto Cuca is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2018.*

10.13

Employment Agreement, dated as of July  1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit Number	Exhibit
10.14

Amendment No. 1 to Employment Agreement, dated as of December  16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.15

Amendment No. 2 to the Employment Agreement, dated as of December  15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.16

Amendment No. 3 to Employment Agreement, dated as of March  27, 2015, between the Company and Jack E. Jerrett is incorporated by reference to Exhibit 99.3 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.17

Employment Agreement, dated as of January  3, 2011, between the Company and Anthony Zezzo II is incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.18

Terms of Employment for Michael Reed, Senior Vice President and Chief Science Officer for OraSure Technologies, Inc., is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.19

Employment Agreement, dated as of January 7, 2008, between DNA Genotek, Inc. and Brian Smith, as amended July  25, 2011 and June 16, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.20

Retirement Agreement, dated as of January 1, 2019, between DNA Genotek, Inc. and Brian Smith as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2018.*

10.21	Employment Agreement, dated as of January 1, 2019, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc.*

10.22	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 11, 2018. *

10.23	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.24

OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.25

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

10.31	Description of the OraSure Technologies, Inc. 2018 Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 22, 2018.*

10.32	Description of Long-Term Incentive Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 24, 2017.*

10.33	Description of Amendment to Long-Term Incentive Policy is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed August 17, 2018.*

10.34	Description of Long-Term Incentive Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 14, 2019.*

Exhibit Number	Exhibit

10.35	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.36	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.37

Credit Agreement, between Wells Fargo Bank, National Association, and OraSure Technologies, Inc., is incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.38

First Amendment to Credit Agreement, dated as of December 20, 2017, by and among OraSure Technologies, Inc., Wells Fargo Bank, National Association, and the Lending Parties thereto, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-k filed December 21, 2017.

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Roberto Cuca required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Stephen S. Tang
Stephen S. Tang, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

	SIGNATURE	TITLE

	/s/ Stephen S. Tang	President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen S. Tang, Ph.D.

	/s/ Roberto Cuca	Chief Financial Officer (Principal Financial Officer)
Roberto Cuca

	/s/ Michele Miller	Vice President, Finance and Controller (Principal Accounting Officer)
Michele Miller

	*MARA ASPINALL Mara Aspinall	Director

	*MICHAEL CELANO Michael Celano	Director

	*EAMONN P. HOBBS Eamonn P. Hobbs	Director

	*RONNY B. LANCASTER Ronny B. Lancaster	Director

	*CHARLES W. PATRICK Charles W. Patrick	Director

	*ARADHANA SARIN Aradhana Sarin	Director

*By:	/s/ Jack E. Jerrett
Jack E. Jerrett
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OraSure Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Philadelphia, Pennsylvania

February 28, 2019

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,438	$71,029
Restricted cash	—	1,840
Short-term investments	68,134	83,028
Accounts receivable, net of allowance for doubtful accounts of $418 and $471	34,842	42,521
Inventories	22,888	19,343
Prepaid expenses	1,925	1,658
Other current assets	3,085	2,486
Total current assets	219,312	221,905
PROPERTY AND EQUIPMENT, net	24,299	21,372
INTANGIBLE ASSETS, net	5,137	8,223
GOODWILL	18,521	20,083
LONG TERM INVESTMENTS	44,752	20,690
OTHER ASSETS	3,550	3,928
TOTAL ASSETS	$315,571	$296,201
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,598	$10,228
Deferred revenue	3,521	1,314
Accrued expenses	13,861	20,695
Total current liabilities	27,980	32,237
OTHER LIABILITIES	3,312	3,932
DEFERRED INCOME TAXES	901	1,951
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 61,276 and 60,662 shares issued and outstanding	—	—
Additional paid-in capital	401,273	387,931
Accumulated other comprehensive loss	(18,706)	(10,340)
Accumulated deficit	(99,189)	(119,510)
Total stockholders' equity	283,378	258,081
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$315,571	$296,201

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the years ended December 31,
	2018	2017	2016
NET REVENUES:
Product	$165,428	$161,988	$106,924
Royalty	9,653	-	-
Other	6,662	5,076	21,274
	181,743	167,064	128,198
COST OF PRODUCTS SOLD	68,130	68,108	40,171
Gross profit	113,613	98,956	88,027
OPERATING EXPENSES:
Research and development	16,250	13,365	9,754
Sales and marketing	30,609	28,532	29,652
General and administrative	38,325	29,321	28,356
Gain on litigation settlement	—	(12,500)	—
	85,184	58,718	67,762
Operating income	28,429	40,238	20,265
OTHER INCOME	3,287	794	58
Income before income taxes	31,716	41,032	20,323
INCOME TAX EXPENSE	11,320	10,084	603
NET INCOME	$20,396	$30,948	$19,720
EARNINGS PER SHARE:
BASIC	$0.33	$0.52	$0.35
DILUTED	$0.33	$0.51	$0.35
SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	61,112	59,050	55,615
DILUTED	62,532	61,024	56,513

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2018	2017	2016
NET INCOME	$20,396	$30,948	$19,720
OTHER COMPEHENSIVE INCOME (LOSS)
Currency translation adjustments	(8,003)	4,433	1,419
Unrealized loss on marketable securities	(363)	(553)	—
COMPREHENSIVE INCOME	$12,030	$34,828	$21,139

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017 and 2016

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2016	55,705	$—	$345,253	$(15,639)	$(170,178)	$159,436
Common stock issued upon exercise of options	405	—	2,656	—	—	2,656
Vesting of restricted stock	446	—	—	—	—	—
Purchase and retirement of common shares	(555)	—	(3,444)	—	—	(3,444)
Compensation cost for restricted stock	—	—	2,861	—	—	2,861
Compensation cost for stock option grants	—	—	2,691	—	—	2,691
Compensation cost for performance stock units	—	—	511	—	—	511
Net income	—	—	—	—	19,720	19,720
Currency translation adjustments	—	—	—	1,419	—	1,419
Balance at December 31, 2016	56,001	—	350,528	(14,220)	(150,458)	185,850
Common stock issued upon exercise of options	4,413	—	31,670	—	—	31,670
Vesting of restricted stock	378	—	—	—	—	—
Purchase and retirement of common shares	(130)	—	(1,240)	—	—	(1,240)
Compensation cost for restricted stock	—	—	2,705	—	—	2,705
Compensation cost for stock option grants	—	—	2,045	—	—	2,045
Compensation cost for performance stock units	—	—	2,223	—	—	2,223
Net income	—	—	—	—	30,948	30,948
Currency translation adjustments	—	—	—	4,433	—	4,433
Unrealized loss on marketable securities	—	—	—	(553)	—	(553)
Balance at December 31, 2017	60,662	—	387,931	(10,340)	(119,510)	258,081
Adoption of ASU 2014-9					(75)	(75)
Common stock issued upon exercise of options	227	—	1,697	—	—	1,697
Vesting of restricted stock and performance stock units	578	—	—	—	—	—
Purchase and retirement of common shares	(191)	—	(3,592)	—	—	(3,592)
Compensation cost for restricted stock	—	—	6,357	—	—	6,357
Compensation cost for stock option grants	—	—	2,163	—	—	2,163
Compensation cost for performance stock units	—	—	6,717	—	—	6,717
Net income	—	—	—	—	20,396	20,396
Currency translation adjustments				(8,003)		(8,003)
Unrealized loss on marketable securities	—	—	—	(363)	—	(363)
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$20,396	$30,948	$19,720
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,237	6,973	6,063
Depreciation and amortization	6,451	6,075	5,687
Other non-cash amortization	771	327	(47)
Unrealized foreign currency (gain) loss	(400)	156	122
Loss (gain) on sale of fixed assets	-	(25)	(28)
Deferred income taxes	(919)	(649)	(529)
Changes in assets and liabilities
Accounts receivable	6,635	(22,116)	(576)
Inventories	(3,857)	(7,391)	1,476
Prepaid expenses and other assets	(366)	(384)	(652)
Accounts payable	208	5,157	46
Deferred revenue	2,240	(93)	(8,350)
Accrued expenses and other liabilities	(7,306)	9,178	1,666
Net cash provided by operating activities	39,090	28,156	24,598
INVESTING ACTIVITIES:
Purchases of investments	(163,763)	(161,269)	(34,133)
Proceeds from maturities and redemptions of investments	152,680	69,253	30,421
Purchases of property and equipment	(6,344)	(4,337)	(4,353)
Net cash used in investing activities	(17,427)	(96,353)	(8,065)
FINANCING ACTIVITIES:
Payments for debt issue costs	—	-	(367)
Proceeds from exercise of stock options	1,701	31,675	2,656
Repurchase of common stock	(3,592)	(1,240)	(3,444)
Net cash provided by (used in) financing activities	(1,891)	30,435	(1,155)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(4,203)	841	318
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	15,569	(36,921)	15,696
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	72,869	109,790	94,094
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$88,438	$72,869	$109,790

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1.	THE COMPANY:

Our business is comprised of two segments. Our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets.

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

Our DNAG, or molecular collection systems business, is operated by our subsidiary, DNA Genotek Inc., a company based in Ottawa, Canada. DNAG’s Oragene® DNA sample collection kit provides an all-in-one system for the collection, stabilization, transportation and storage of DNA from human saliva. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide, including many leading research universities and hospitals.

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

Supplemental Cash Flow Information

In 2018, 2017 and 2016, we paid income taxes of $17,126, $4,309 and $1,123, respectively.

In 2018, 2017 and 2016, we recorded through the consolidated statements of income an increase (decrease) in our allowance for doubtful accounts of $(27), $172 and $40, respectively. We had $11, $200 and $369 in write-offs against the allowance for doubtful accounts in 2018, 2017, and 2016, respectively.

As of December 31, 2018, 2017 and 2016, we had accruals for purchases of property and equipment of $964, $449 and $302, respectively.

Investments

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

The following is a summary of our available-for-sale securities as of December 31, 2018 and 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Guaranteed investment certificates	$23,096	$—	$—	$23,096
Corporate bonds	90,707	—	(917)	89,790
Total available-for-sale securities	$113,803	$—	$(917)	$112,886
December 31, 2017
Guaranteed investment certificates	$22,261	$—	$—	$22,261
Corporate bonds	82,010	—	(553)	81,457
Total available-for-sale securities	$104,271	$—	$(553)	$103,718
At December 31, 2018, maturities of our available- for-sale securities were as follows:
Less than one year	$68,702	$—	$(568)	$68,134
Greater than one year	$45,101	$—	$(349)	$44,752

Accounts Receivable

Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories, based on prior experience as well as estimated forecasts of product sales. When factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. In addition to reserving for these items identified through specific identification procedures, we also reserve for unidentified scrap or spoilage under a fixed-formula methodology.

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

We performed our annual impairment assessment as of July 31, 2018 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our DNAG reporting unit is greater than its carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs. As of December 31, 2018, we believe no indicators of impairment exist.

Revenue

In January 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts existing as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

The adoption of this new standard had an immaterial impact on our 2018 reported total revenues and operating income, as compared to what would have been reported under the prior standard.  We expect the impact of adoption in future periods to continue to be immaterial.  Our accounting policies under the new standard were applied prospectively and are noted below.

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

Other revenues.  Other revenues consist primarily of exclusivity revenues, royalty income, funding of research and development efforts and cost reimbursements under a charitable support agreement.  Royalties from licensees are based on third-party sales of licensed products and are recorded when the related third-party product sale occurs.  Funding and charitable support reimbursements are recorded as the activities are being performed in accordance with the respective agreements.

On June 10, 2014, we entered into a Master Program Services and Co-Promotion Agreement with AbbVie to co-promote our OraQuick® HCV test in the United States. On June 30, 2016, we mutually agreed to terminate our agreement effective December 31, 2016. Accordingly, we did not record any revenue from this co-promotion agreement during 2018 and 2017. During 2016, $18,951 in exclusivity revenues were recognized and recorded as other revenue in our consolidated statements of income.

As part of our litigation settlement agreement with Ancestry.com DNA LLC (“Ancestry”) and its contract manufacturer, we granted Ancestry a royalty-bearing, non-exclusive, worldwide license to certain patents and patent applications related to the collection of DNA in human saliva.  The license granted to Ancestry is limited to saliva DNA collection kits sold or used as part of Ancestry’s genetic testing service offerings and does not cover the sale or use of collection kits outside of Ancestry’s business.  During the year ended December 31, 2018, we recorded $9,653, in royalty income under this agreement.

On June 12, 2015, we were awarded a grant for up to $10,400 in total funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) related to our OraQuick® Ebola rapid antigen test. The three-year, multi-phased grant, with an original expiration date of October 2018, was recently amended and extended through December 31, 2019, included an initial commitment of $1,800 and options for up to an additional $8,600 to fund certain clinical and regulatory activities. In September 2015 and July 2017, BARDA exercised options to provide $7,200 and $1,330, respectively, in additional funding for our OraQuick® Ebola test. Amounts related to this grant are recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2018, 2017 and 2016, $2,988, $1,999 and $1,707, respectively, were recognized in connection with this grant.

In August 2016, we were awarded a contract for up to $16,600 in total funding from BARDA related to our rapid Zika test. The initial six-year, multi-phased contract includes an initial commitment of $7,000 and options for up to an additional $9,600 to fund the evaluation of additional product enhancements, and clinical and regulatory activities. In May 2017, BARDA exercised an option to provide $2,600 in additional funding for our rapid Zika test. Funding received under this contract is recorded as other revenue in our consolidated statements of income as the activities are being performed and the related costs are incurred. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the future commercial demand for this product, the scope of work covered by this contract was reduced. As a result, our contract with BARDA will be essentially completed in the first quarter of 2019. During 2018, 2017, and 2016, $1,963, $2,388 and $616 respectively, were recognized in connection with this grant.

In June 2017, we entered into a four-year Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) that will enable us to offer our OraQuick® HIV Self-Test at an affordable price in 50 developing countries with funding from the Gates Foundation. The funding will consist of support payments tied to volume of product sold by us and reimbursement of certain related costs. The funding from the Gates Foundation will be in an aggregate amount not to exceed $20,000 over the four-year term or $6,000 each year of the agreement. Funding received under this agreement in the form of support payments for product purchases is recorded as a component of product revenue. During 2018 and 2017, $4,429 and $1,047, respectively, of support payments were recognized in product revenue in connection with this agreement. Funding received in the form of reimbursement of certain related costs is recorded as other revenue in our consolidated statements of income. During 2018 and 2017, $1,711 and $689, respectively, was recognized in other revenue in connection with this agreement.

Deferred Revenue

We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2018 and 2017 includes customer prepayments of $2,057 and $1,045, respectively. Deferred revenue as of December 31, 2018 and 2017 also included $1,464 and $269, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of contract was determined and revenue is recognized at that rate when the product is delivered to the customer.

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

As a result of the return rights granted to our customers for our OraQuick® In-Home HIV test, we have recorded an estimate of expected returns as a reduction of gross OraQuick® In-Home HIV product revenues in our consolidated statements of operations.  This estimate reflects our historical sales experience to retailers and consumers, as well as other retail factors, and is reviewed regularly to ensure that it reflects potential product returns.  As of December 31, 2018 and December 31, 2017, the reserve for sales returns and allowances was $191 and $217, respectively.  If actual product returns differ materially from our reserve amount, or if a determination is made that this product’s distribution would be discontinued in whole or in part by certain retailers, then we would need to adjust our reserve.  Should the actual level of product returns vary significantly from our estimates, our operating and financial results could be materially affected.

Sales commissions are expensed when incurred if the amortization period is one year or less.  These costs are recorded in sales and marketing expense in the consolidated statements of operations.  If the amortization period exceeds one year, we defer the cost of the commission and expense it over the life of the related sales contract.

Revenues by product.  The following table represents total net revenues by product line:

	Twelve Months Ended December 31,
	2018	2017	2016
OraQuick®	$53,851	$60,558	$47,134
Oragene®	75,850	69,184	29,454
Intercept®	7,709	8,125	8,351
Histofreezer®	8,983	10,312	11,628
Other products	19,035	13,809	10,357
Net product revenues	165,428	161,988	106,924

Royalty income	9,653	-	-
AbbVie exclusivity	-	-	18,951
BARDA funding	4,951	4,387	2,323
Charitable support reimbursement	1,711	689	-
Other revenues	16,315	5,076	21,274

Net revenues	$181,743	$167,064	$128,198

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	December 31,
	2018	2017	2016
United States	$136,847	$121,458	$99,758
Europe	11,062	11,827	11,646
Other regions	33,834	33,779	16,794
	$181,743	$167,064	$128,198

Customer and Vendor Concentrations

One of our customers accounted for 7% and 37% of our accounts receivable as of December 31, 2018 and 2017, respectively. The same customer accounted for approximately 24% and 25% of our net consolidated revenues for the year ended December 31, 2018 and 2017, respectively. Another customer accounted for approximately 15% of our net consolidated revenues for the year ended December 31, 2016.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2018, 2017, and 2016, we incurred $763, $717, and $626, respectively, in advertising expenses.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income (expense) in our consolidated statements of income were $831, $(1,442), and $(607) for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The computations of basic and diluted earnings per share are as follows:

	Year ended December 31,
	2018	2017	2016
Net income	$20,396	$30,948	$19,720
Weighted average shares of common stock outstanding:
Basic	61,112	59,050	55,615
Dilutive effect of stock options, restricted stock, and performance stock units	1,420	1,974	898
Diluted	62,532	61,024	56,513
Earnings per share:
Basic	$0.33	$0.52	$0.35
Diluted	$0.33	$0.51	$0.35

For the years ended December 31, 2018, 2017, and 2016, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 291, 180, and 2,546 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and as such, the results of its operations are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at December 31, 2018 consists of $17,789 of currency translation adjustments and $917 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio. Accumulated other comprehensive loss at December 31, 2017 consists of $9,787 of currency translation adjustments and $553 of net unrealized losses on marketable securities.

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 1 instruments as of December 31, 2018 and 2017.

Included in cash and cash equivalents at December 31, 2018 and 2017, was $21,631 and $40,760 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2018 and 2017 was $3,884 and $3,514, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other assets with the same amounts included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

In 2017, we purchased certificates of deposit (“CDs”) from a commercial bank. The CDs bear interest at rates ranging from 0.89% to 1.03% and matured periodically through January 22, 2018. The carrying values of the CDs approximate their fair value. These CDs served as collateral for certain standby letters of credit and are reported as restricted cash on the accompanying consolidated balance sheets as of December 31, 2017. We have no restricted cash as of December 31, 2018.

Recent Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities to begin recording assets and liabilities from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, using a modified retrospective approach by recognizing a cumulative effect adjustment to the opening balance of retained earnings. Early adoption is permitted. In July 2018, companies were provided with an option to apply the modified retrospective approach as of either the date of adoption or as of the earliest date presented.  We adopted this guidance effective January 1, 2019 by applying the modified retrospective approach as of the date of adoption with the available practical expedients.

We continue to utilize a comprehensive approach to assess the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet.  We are substantially complete with our comprehensive review of our lease portfolio including significant leases by geography and by asset type that will be impacted by the new guidance, and enhancing our controls.  In addition, we are progressing on the implementation of a new application for administering our leases and facilitating compliance with the new guidance. The new guidance will require us to record all leases, including operating leases, on the consolidated balance sheet as a right-of-use asset and corresponding liability for future payment obligations. Adoption of the standard will result in the estimated recognition of right-of-use assets of less than 2% of total assets and lease liabilities of less than 16% of total liabilities, and will not have a material impact to the consolidated income statement.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-15 on January 1, 2018 and this standard did not have a material impact on our consolidated financial statements.

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

3.	INVENTORIES:

	December 31,
	2018	2017
Raw materials	$14,092	$10,299
Work in process	544	199
Finished goods	8,252	8,845
	$22,888	$19,343

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2018	2017
Land	$1,118	$1,118
Buildings and improvements	22,480	20,726
Machinery and equipment	29,017	26,685
Computer equipment and software	9,632	9,131
Furniture and fixtures	2,681	2,194
Construction in progress	2,168	897
	67,096	60,751
Less accumulated depreciation	(42,797)	(39,379)
	$24,299	$21,372

Depreciation expense was $3,828, $3,434, and $3,149 for 2018, 2017, and 2016, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in goodwill are as follows:

	December 31,
	2018	2017
Balance as of January 1	$20,083	$18,793
Change related to foreign currency translation	(1,562)	1,290
Balance as of December 31	$18,521	$20,083

Intangible assets consist of the following:

		December 31, 2018
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,186	$(6,532)	$2,654
Patents and product rights	10	5,400	(4,708)	692
Acquired technology	7	7,135	(7,135)	-
Tradename	15	3,521	(1,730)	1,791
		$25,242	$(20,105)	$5,137

		December 31, 2017
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer list	10	$9,960	$(6,112)	$3,838
Patents and product rights	10	5,400	(4,258)	1,142
Acquired technology	7	7,737	(6,690)	1,047
Tradename	15	3,818	(1,622)	2,196
		$26,915	$(18,692)	$8,223

Patents and products rights are made up of the following:

	December 31,
	2018	2017
HIV-related	$900	$900
HCV-related	4,500	4,500
	5,400	5,400
Less accumulated amortization	(4,708)	(4,258)
	$692	$1,142

Amortization expense for 2018, 2017, and 2016 was $2,623, $2,641, and $2,538, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2019	1,617
2020	1,409
2021	1,165
2022	245
2023	245
Beyond	456
$5,137

6.	ACCRUED EXPENSES:

	December 31,
	2018	2017
Payroll and related benefits	$8,926	$9,265
Professional fees	1,541	1,064
Income taxes payable	1,447	6,469
Royalties	—	845
Other	1,947	3,052
	$13,861	$20,695

7.	CREDIT FACILITY:

On September 30, 2016, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank. The Credit Agreement, as amended on December 20, 2017, provides for revolving extensions of credit in an initial aggregate amount of up to $10,000 (inclusive of a letter of credit sub-facility of $2,500). Obligations under the Credit Agreement are secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. There were no borrowings under the facility during 2018 and 2017.

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

In connection with the Credit Agreement, under certain circumstances, we must comply with a minimum fixed charge coverage ratio of 1.10 to 1.00, measured as of the last day of each fiscal month and for the twelve-fiscal month period ending on such date. As of December 31, 2018 and 2017, we were in compliance with all applicable covenants in the Credit Agreement.

8.	INCOME TAXES:

Income before income tax expense consists of the following:

	Years Ended December 31,
	2018	2017	2016
United States	$(11,728)	$2,270	$18,492
Canada	43,444	38,762	1,831
	$31,716	$41,032	$20,323

The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	155	—	250
Canada	12,084	10,733	882
	12,239	10,733	1,132
Deferred
Federal	9,200	10,297	6,508
State	1,011	(827)	569
Canada	(919)	(649)	(529)
	9,292	8,821	6,548
Decrease in valuation allowance	(10,211)	(9,470)	(7,077)
	(919)	(649)	(529)
Total income tax expense	$11,320	$10,084	$603

For the years ended December 31, 2018, 2017, and 2016 we recorded foreign income tax expense of $11,165, $10,084, and $353, respectively.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”) that instituted fundamental changes to the taxation on multinational corporations. Although the Tax Act is generally effective January 1, 2018, U.S. generally accepted accounting principles requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. Among the numerous provisions, the Tax Act includes three provisions in particular which require consideration for financial reporting: a permanent reduction in the corporate tax rate to 21%, a one-time tax on undistributed foreign earnings, and a new U.S. tax on global intangible low taxed income (“GILTI”) which is a tax on certain earnings of foreign affiliates.

The reduction in the U.S. corporate tax rate to 21% became effective in 2018. This change resulted in a re-measurement of our net deferred tax balance at the end of 2017 with no net financial statement impact due to a comparable decrease in our deferred tax valuation allowance.

The one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (E&P) of foreign affiliates owned by U.S. shareholders as of December 31, 2017 was analyzed for our Canadian subsidiary. For the 2017 federal tax return filed during 2018 our U.S. federal taxable loss exceeded and offset the provisional mandatory repatriation net inclusion and as such, no additional taxes were due as a result of the deemed repatriation of these foreign earnings.

In addition, the Tax Act also included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. The Tax Act also included repeal of the corporate alternative minimum tax, expensing of capital investment, changes to the Federal net operating loss (“NOL”) utilization and carryforward rules, and limitations of the deduction for interest expense and certain employee compensation.

As a result of the complex impact of the Tax Act, the SEC provided guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) that allowed the Company to record provisional amounts as of December 31, 2017 for the impact of the Tax Act, provided that the provisional amounts could be reasonably determined and with the requirement that the final accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, the Company has completed the accounting for the tax effects of the Tax Act, and therefore, has recorded final amounts which include:

(a)

The impact of the one-time transition tax on existing net operating loss and foreign tax credit carryforwards generated, as well as the related offsetting valuation allowances. The final one-time transitioned income reported on the 2017 federal tax return filed in 2018 was $17,724.  This amount decreased both the net operating loss carryforward as well as the corresponding valuation allowance.    Based on updated guidance, in 2018 the Company elected to deduct foreign taxes and therefore did not generate foreign tax credits. As such the deferred tax asset recorded as of December 31, 2017 associated with foreign tax credits was reversed in 2018.

(b)

The valuation allowance for the Company’s deferred tax assets as of December 31, 2017, was primarily dependent on forecasted future taxable income in the U.S. and Canada and was impacted by the provisions of the Tax Act. The primary impact of the Tax Act was the lowering of the statutory rate to 21%.  This lowered the deferred tax assets and corresponding valuation allowance by $11,273.

The Tax Act imposed a U.S. tax on GILTI that is earned by certain foreign affiliates owned by a U.S. shareholder effective in 2018. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying tangible property. The GILTI computation for 2018 was completed and is reflected in this year’s income tax provision. The Company has made a policy election related to its treatment of GILTI and will treat it as a current period expense in the reporting period in which the tax is incurred.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	34.0%	34.0%
Deemed repatriation tax	10.9	7.8	—
GILTI tax	22.2	—	—
Statutory rate change, deferred tax impact	—	29.4	—
Nondeductible executive compensation	4.8	—	—
Impact of share-based payment awards	0.6	(16.0)	—
Tax effect of Canadian items	6.8	(8.3)	(1.9)
State income taxes, net of federal benefit	2.8	(1.1)	2.0
Nondeductible expenses and other	(1.2)	1.9	3.7
Change in valuation allowance, federal and state	(32.2)	(23.1)	(34.8)
Effective tax rate	35.7%	24.6%	3.0%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,812	$15,338
Inventories	1,005	1,179
Capitalized research and development costs	1,697	2,402
Accruals and reserves currently not deductible	3,767	3,103
Acquired intangible assets	(1,153)	(1,825)
Depreciation and amortization	(1,082)	(621)
Stock-based compensation	1,248	976
Tax credit carryforwards	1,819	6,722
Net deferred tax asset	18,113	27,274
Valuation allowance	(19,014)	(29,225)
Net deferred tax liability	$(901)	$(1,951)

In assessing the realizability of our deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2018 and 2017 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2018, 2017, or 2016. The valuation allowance primarily decreased by $10,211 in 2018 due to utilization of federal and state net operating losses due to the GILTI inclusion in taxable income.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2030 - 2034	$36,100
2035 - 2037	11,260
$47,360

The new accounting guidance under ASU 2016-09 allows for the recognition of excess tax benefits associated with stock-based compensation awards regardless of whether the deduction reduces taxes payable. On January 1, 2017, we recorded a cumulative adjustment to retained earnings of $3,391 to recognize the increase in our net operating loss carryforwards from the cumulative excess tax benefits not recognized in periods prior to January 1, 2017. A corresponding $3,391 increase to our valuation allowance associated with this tax benefit was also recorded to retained earnings thereby resulting in no impact to retained earnings.

The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 that limit the annual amount of federal and state NOL carryforwards that can be used in any given year in the event a significant change in ownership. We do not believe that there is a Section 382 limitation that will impair our future ability to utilize NOLs to offset our future taxable income. We continue to review ownership changes on an annual basis and we do not believe we have had a subsequent ownership change that would impact the NOLs.

Effective January 1, 2018, there is a transition to a participation exemption system whereby distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. Our intention is to continue to permanently reinvest the historical undistributed earnings of our Canadian subsidiary to the extent that we will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers. As such, deferred taxes have not been recorded on the unremitted earnings of the Canadian subsidiary.

As of December 31, 2018, our gross unrecognized tax benefits totaled $1,676, and based upon the valuation allowance for our U.S. operations, the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2018, 2017 and 2016. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended September 30, 1998 through December 31, 2018.

A reconciliation of our unrecognized tax benefits is as follows:

	2018	2017	2016
Balance as of January 1	$1,663	$2,084	$2,088
Additions for tax positions of prior periods	44	—	-
Reductions for tax positions of prior periods	(31)	(421)	(4)
Balance as of December 31	$1,676	$1,663	$2,084

9.	STOCKHOLDERS’ EQUITY:

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

As of December 31, 2018, 3,704 shares were available for future grants under the Stock Plan.

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

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2018	2017	2016
Risk-free interest rate(1)	2.60%	2.22%	1.76%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	43%	43%	46%
Expected life of stock options (in years)(2)	6	7	7

(1)	Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)	Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $9.15, $4.71 and $2.91, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2018	2017	2016
Total compensation cost during the year	$2,163	$2,045	$2,691
Amounts capitalized into inventory during the year	(420)	(371)	(270)
Amounts recognized in cost of products sold for amounts previously capitalized	396	276	212
Amounts charged against income	$2,139	$1,950	$2,633

The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $2,314, $35,631, and $763, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2018	1,201	8.04
Granted	171	20.35
Exercised	(227)	7.47
Expired	(38)	6.05
Forfeited	(24)	7.53
Outstanding on December 31, 2018	1,083	$10.19	6.2	$3,047
Vested or expected to vest as of December 31, 2018	1,083	$10.19	6.2	$3,047
Exercisable on December 31, 2018	776	$8.81	5.3	$2,434

As of December 31, 2018, there was $1,677 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 1.9 years.

Net cash proceeds from the exercise of stock options were $1,701, $31,675 and $2,656 for the years ended December 31, 2018, 2017, and 2016, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2018:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$5.37	121	6.9	$5.37	64	$5.37
$5.47	3	6.7	5.47	2	5.47
$5.71	120	4.4	5.71	120	5.71
$5.79 - $7.28	114	5.4	7.06	112	7.06
$7.33 - $8.63	74	3.2	8.30	73	8.32
$8.87	137	8.0	8.87	53	8.87
$8.93	6	8.0	8.93	3	8.93
$9.31	218	5.3	9.31	208	9.31
$9.78 - $14.95	119	4.9	12.45	109	12.22
$16.8 - $21.9	171	9.1	20.35	32	19.74
	1,083	6.2	$10.19	776	$8.81

The Stock Plan also permits us to grant restricted shares and restricted units of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares or units are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by our Compensation Committee or Board of Directors. The market value of these shares and units at the date of grant is recognized on a straight-line basis over the period during which the restrictions lapse. Compensation cost of $6,357, $2,705 and $2,861 related to restricted shares was recognized during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes restricted stock award and restricted stock units activity under the Stock Plan:

	Units	Weighted-Average Grant Date Fair Value
Issued and unvested, January 1, 2018	671	7.83
Granted	226	19.17
Vested	(531)	9.49
Forfeited	(9)	11.48
Issued and unvested, December 31, 2018	357	$12.14
Issued and expected to vest, December 31, 2018	357	$12.14

As of December 31, 2018, there was $2,556 of unrecognized compensation expense related to unvested restricted stock awards and unvested restricted stock units that is expected to be recognized over a weighted average period of 2.2 years.

In connection with the vesting of restricted shares during the years ended December 31, 2018, 2017 and 2016, we purchased and immediately retired 171, 130 and 132 shares with aggregate values of $3,291, $1,240 and $784, respectively, in satisfaction of minimum tax withholding and exercise obligations.

Commencing in 2016, we granted performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of performance-based metrics during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain in our service for three years from the grant date. Performance during the one-year period will be based on a one-year earnings per share or income before taxes target. If the one-year target is achieved, the PSUs will then vest three years from grant date. Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. If the three-year target is achieved, the corresponding PSUs will then vest three years from grant date. PSUs are converted into shares of our common stock once vested. Upon grant of the PSUs, we recognize compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Compensation cost of $6,717, $2,223 and $511 related to the PSUs was recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2018	576	6.76
Granted (1)	124	20.90
Performance adjustment (2)	14	6.44
Vested	(47)	7.55
Forfeited	(6)	15.77
Issued and unvested, December 31, 2018	661	$9.26
Issued and expected to vest, December 31, 2018	661	$9.26
1.	Grant activity for all PSU’s disclosed at target.
2.	Reflects the performance adjustment based on actual performance measured at the end of the performance period.

In connection with the vesting of performance stock units during the year ended December 31, 2018, we purchased and immediately retired 20 shares with aggregate values of $301. No performance stock units vested in 2017 or 2016.

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2018 and 2017. During the year ended December 31, 2016 we purchased and retired 423 shares of common stock at an average price of $6.29 per share for a total cost of $2,660.

10.	TRANSITION COSTS

In January 2018, we announced the retirement of our President and CEO and our CFO and Chief Operating Officer.  Stephen S. Tang, Ph.D., who served as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018.  Dr. Tang replaced Douglas A. Michels, who retired as President and CEO, and as a member of the Board, on March 31, 2018.  In addition, Roberto Cuca was appointed as the Company’s new CFO, effective June 8, 2018.  Mr. Cuca replaced Ronald H. Spair, our former CFO and Chief Operating Officer, who retired on that same date.  Charges associated with these transitions were $9,602 during 2018 and are included in general and administrative expenses in the consolidated statement of income.  These charges primarily reflect non-cash charges associated with modifications to existing stock grants held by the retiring executives and expenses associated with the onboarding of the Company’s new President and CEO.

11.	BUSINESS SEGMENT INFORMATION:

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

The following table summarizes operating segment information for the years ended December 31, 2018, 2017, and 2016, and asset information as of December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	2016
Net revenues:
OSUR	$85,635	$91,965	$95,984
DNAG	96,108	75,099	32,214
Total	$181,743	$167,064	$128,198
Operating income (loss):
OSUR	$(20,123)	$(2,706)	$15,606
DNAG	48,552	42,944	4,659
Total	$28,429	$40,238	$20,265
Depreciation and amortization:
OSUR	$3,755	$3,170	$2,751
DNAG	3,467	3,232	2,889
Total	$7,222	$6,402	$5,640
Capital expenditures:
OSUR	$4,893	$2,752	$2,145
DNAG	1,451	1,585	2,208
Total	$6,344	$4,337	$4,353

	December 31,
	2018	2017
Total assets:
OSUR	$190,178	$192,352
DNAG	125,393	103,849
Total	$315,571	$296,201

The following table represents total long-lived assets by geographic area:

	December 31,
	2018	2017
United States	$18,776	$16,160
Canada	5,192	5,083
Other regions	331	129
	$24,299	$21,372

12.	COMMITMENTS AND CONTINGENCIES:

Leases

We lease office space for our Canadian subsidiary, domestic warehouse facilities and smaller pieces of equipment under operating lease agreements. Future payments required under these non-cancelable leases are as follows:

2019	$903
2020	902
2021	877
2022	850
2023	506
Thereafter	737
$4,775

Rent expense for 2018, 2017 and 2016 was $1,461, $852, and $715, respectively.

Purchase Commitments

As of December 31, 2018, we had outstanding non-cancelable purchase commitments related to inventory, supplies, capital expenditures, and other goods or services as follows:

2019	9,683
2020	402
2021	19
2022	19
2023	17
$10,140

Employment Agreements

Under terms of employment agreements with certain employees, which extend through 2021, we are required to pay each individual a base salary for continuing employment with us. The agreements require payments totaling $1,779, $1,779 and $980 in 2019, 2020 and 2021, respectively.

        Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

13.	RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. We contributed $721, $617 and $619 to the 401(k) Plan, net of forfeitures, in 2018, 2017, and 2016, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2018 and 2017, the value of the assets associated with this plan was $3,884 and $3,514, respectively, and is included in current assets and other assets in our consolidated balance sheets. Our obligation related to the deferred compensation plan is included in accrued expenses and other liabilities in our consolidated balance sheets. As of December 31, 2017 and 2016, our total obligation under this plan was $3,884 and $3,514, respectively.

Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $2 per year. We contributed $163, $145 and $134 to the RRSP in 2018, 2017, and 2016, respectively.

14.	QUARTERLY DATA (Unaudited):

The following tables summarize the quarterly results of operations for each of the quarters in 2018 and 2017. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2018 Results
	Three months ended
	March 31, 2018		June 30, 2018	September 30, 2018	December 31, 2018

Net revenues	$41,987		$43,625	$45,885	$50,246
Costs and expenses	42,485		38,067	35,028	37,734
Operating income (loss)	(498)		5,558	10,857	12,512
Other income, net	412		736	510	1,629
Income (loss) before income taxes	(86)		6,294	11,367	14,141
Income tax expense	2,033		2,173	3,271	3,843
Net income (loss)	$(2,119)		$4,121	$8,096	$10,298
Earnings (loss) per share
Basic	$(0.03)		$0.07	$0.13	$0.17
Diluted	$(0.03)		$0.07	$0.13	$0.16
	2017 Results
	Three months ended
	March 31, 2017		June 30, 2017	September 30, 2017	December 31, 2017

Net revenues	$32,546		$40,176	$42,314	$52,028
Costs and expenses	16,675	(1)	33,289	34,995	41,867
Operating income	15,871	(1)	6,887	7,319	10,161
Other income, net	467		96	113	118
Income before income taxes	16,338		6,983	7,432	10,279
Income tax expense	3,897		1,555	1,669	2,963
Net income	$12,441		$5,428	$5,763	$7,316

Earnings per share
Basic	$0.22		$0.09	$0.10	$0.12	(2)
Diluted	$0.21		$0.09	$0.09	$0.12	(2)

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

15.	SUBSEQUENT EVENTS:

On January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of CoreBiome, Inc. (“CoreBiome”), pursuant to the terms of a Merger Agreement, dated January 3, 2019. CoreBiome is a Minnesota-based early-stage microbiome laboratory services provider that accelerates research and discovery for customers in the pharmaceutical, agricultural, and research communities. These services provide optimal analytical algorithms to deliver speed and scalability in the lab with precise analytics.

Also on January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Novosanis NV (“Novosanis”), pursuant to a Share Purchase Agreement, dated January 3, 2019. Novosanis is a Belgian company founded as a spinoff company from the University of Antwerp in 2013. Novosanis is an early commercial-stage producer and distributor of urine sample collection devices targeted primarily at the liquid biopsy, sexually transmitted infection screening market. Novosanis’ primary product is Colli-Pee, an easy to use device designed for the standardized collection of first-void urine which can be used in the privacy of the user’s home or in a clinic. The initial commercial application of this product is for liquid biopsy in the prostate and bladder cancer markets. Product validation and clinical trials are also under way with various sexually transmitted infection test manufacturers.

The initial aggregate purchase price for both of these transaction approximated $12,014, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand.  A portion of the purchase price was deposited into escrow accounts for a limited period after closing, pursuant to indemnification obligations under each agreement noted above.  Both agreements include contingent payments to be paid based on the future performance of each company through a specified period of time as defined under the agreements.

Through December 31, 2018, we incurred a total of $1,235 million of acquisition related costs, including investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income for the year ended December 31, 2018.