Form 10-Q
period 2019-03-31
ORASURE TECHNOLOGIES INC
filed 2019-05-09
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-16537

ORASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4370966
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

220 East First Street, Bethlehem, Pennsylvania	18015
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code:  (610) 882-1820

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	OSUR	The NASDAQ Stock Market LLC

As of May 2, 2019, the registrant had 61,687,392 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$69,516	$88,438
Short-term investments	77,474	68,134
Accounts receivable, net of allowance for doubtful accounts of $474 and $418	24,909	34,842
Inventories	26,213	22,888
Prepaid expenses	2,552	1,925
Other current assets	4,674	3,085
Total current assets	205,338	219,312
Noncurrent Assets:
Property, plant and equipment, net	25,970	24,299
Finance right-of-use assets, net	1,339	—
Operating right-of-use assets, net	3,926	—
Intangible assets, net	12,929	5,137
Goodwill	28,903	18,521
Long-term investments	36,585	44,752
Other noncurrent assets	3,935	3,550
Total noncurrent assets	113,587	96,259
TOTAL ASSETS	$318,925	$315,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,638	$10,598
Deferred revenue	4,234	3,521
Accrued expenses	7,684	13,861
Finance lease liability	393	—
Operating lease liability	721	—
Acquisition-related contingent consideration obligation	3,638	—
Total current liabilities	27,308	27,980
Noncurrent Liabilities:
Finance lease liability	930	—
Operating lease liability	3,445	—
Acquisition-related contingent consideration obligation	1,987	—
Other noncurrent liabilities	3,474	3,312
Deferred income taxes	1,274	901
Total noncurrent liabilities	11,110	4,213
TOTAL LIABILITIES	38,418	32,193
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 61,667 and 61,276 shares issued and outstanding	—	—
Additional paid-in capital	398,931	401,273
Accumulated other comprehensive loss	(15,977)	(18,706)
Accumulated deficit	(102,447)	(99,189)
Total stockholders' equity	280,507	283,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,925	$315,571

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
NET REVENUES:
Products and services	$28,332	$38,318
Other	1,790	3,669
	30,122	41,987
COST OF PRODUCTS SOLD	12,042	17,520
Gross profit	18,080	24,467
OPERATING EXPENSES:
Research and development	4,371	4,075
Sales and marketing	7,295	7,499
General and administrative	8,930	13,391
Change in the estimated fair value of acquisition-related contingent consideration	1,295	—
	21,891	24,965
Operating loss	(3,811)	(498)
OTHER INCOME	524	412
Loss before income taxes	(3,287)	(86)
INCOME TAX (BENEFIT) EXPENSE	(29)	2,033
NET LOSS	$(3,258)	$(2,119)
LOSS PER SHARE:
BASIC	$(0.05)	$(0.03)
DILUTED	$(0.05)	$(0.03)

SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	61,531	60,865
DILUTED	61,531	60,865

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
NET LOSS	$(3,258)	$(2,119)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	2,232	(2,154)
Unrealized gain (loss) on marketable securities	497	(512)
COMPREHENSIVE LOSS	$(529)	$(4,785)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(3,258)	$(2,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,231	7,483
Depreciation and amortization	1,726	1,868
Unrealized foreign currency (gain)/loss	231	(298)
Interest expense on finance leases	4	-
Deferred income taxes	(85)	(141)
Change in the estimated fair value of acquisition-related contingent consideration	1,295	-
Changes in assets and liabilities
Accounts receivable	10,541	14,206
Inventories	(2,917)	(1,661)
Prepaid expenses and other assets	416	2
Accounts payable	(253)	(1,115)
Deferred revenue	661	421
Accrued expenses and other liabilities	(9,064)	(11,010)
Net cash provided by operating activities	528	7,636
INVESTING ACTIVITIES:
Purchases of investments	(44,954)	(57,765)
Proceeds from maturities and redemptions of investments	44,624	45,893
Purchases of property and equipment	(2,628)	(1,897)
Acquisition of businesses, net of cash acquired	(13,256)	-
Net cash used in investing activities	(16,214)	(13,769)
FINANCING ACTIVITIES:
Repayments of loans	(724)	-
Cash payments for lease liability	(35)	-
Proceeds from exercise of stock options	22	954
Repurchase of common stock	(3,595)	(2,959)
Net cash used in financing activities	(4,332)	(2,005)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,096	(666)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,922)	(8,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,438	72,869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,516	$64,065
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,397	$8,886
Non-cash investing and financing activities
Accrued property and equipment purchases	$563	$1,157
Unrealized gain (loss) on marketable securities	$497	$(512)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

Our business is composed of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets, and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities.  We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNA Genotek”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”).   DNA Genotek’s specimen collection devices provide an all-in-one system for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek, CoreBiome, and Novosanis. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations expected for the full year.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as calculations related to accruals, taxes, contingent consideration, and performance-based compensation expense, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Investments. We consider all investments in debt securities to be available-for-sale securities. These securities consist of guaranteed investment certificates and corporate bonds with purchased maturities greater than ninety days. Available-for-sale debt securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.

The following is a summary of our available-for-sale securities as of March 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Guaranteed investment certificates	$23,730	$—	$—	$23,730
Corporate bonds	90,750	64	(485)	90,329
Total available-for-sale securities	$114,480	$64	$(485)	$114,059
December 31, 2018
Guaranteed investment certificates	$23,096	$—	$—	$23,096
Corporate bonds	90,707	—	(917)	89,790
Total available-for-sale securities	$113,803	$—	$(917)	$112,886
At March 31, 2019, maturities of our available-for-sale securities were as follows:
Less than one year	$77,804	$55	$(385)	$77,474
Greater than one year	$36,676	$9	$(100)	$36,585

Fair Value of Financial Instruments. As of March 31, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 1 instruments as of March 31, 2019 and December 31, 2018.

Included in cash and cash equivalents at March 31, 2019 and December 31, 2018, was $9,458 and $21,631 invested in government money market funds and certificates of deposit. Both are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of March 31, 2019 and December 31, 2018 was $4,147 and $3,884, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs.

Inventories. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis, and consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$15,951	$14,092
Work in process	489	544
Finished goods	9,773	8,252
	$26,213	$22,888

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of March 31, 2019 and December 31, 2018 was $44,205 and $42,797, respectively.

Intangible Assets. Intangible assets consist of customer lists, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of March 31, 2019 and December 31, 2018 was $21,048 and $20,105, respectively. The change in intangibles from $5,137 as of December 31, 2018 to $12,929 as of March 31, 2019 is a result of intangibles acquired in our acquisitions of CoreBiome and Novosanis of $8,400 and $5 in foreign currency translation gain, less $613 in amortization expense.

Goodwill. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions of DNAG, CoreBiome, and Novosanis. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

The increase in goodwill from $18,521 as of December 31, 2018 to $28,903 as of March 31, 2019 is a result of the additional goodwill associated with our acquisitions of CoreBiome and Novosanis of $10,033 and an increase of $349 associated with foreign currency translation. All acquired goodwill has been allocated to our DNAG segment.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and will not restate comparative amounts. Also, we elected the practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. Leases with an initial term of 12 months or less are not recognized on the balance sheet and the associated lease payments are included in the consolidated statements of operations on a straight-line basis over the lease term. As a result, on January 1, 2019, we recorded right-of-use assets of $4,027 and lease liabilities of $4,263 on our consolidated balance sheet.

Loss Per Share. Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is generally computed assuming the exercise or vesting of all dilutive securities such as common stock options, unvested performance stock units, and unvested restricted stock. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of excluded items would be anti-dilutive.

For the three months ended March 31, 2019 and 2018, outstanding common stock options, unvested performance units, and unvested restricted stock representing 779 and 1,648 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of operations were $(609) and $254 for the three months ended March 31, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis.  The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at March 31, 2019 consists of $15,556 of currency translation adjustments and $421 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio.  Accumulated other comprehensive loss at December 31, 2018 consists of $17,789 of currency translation adjustments and $917 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning in fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. We are evaluating the impact this guidance will have on our consolidated financial statements.

In February 2018, the FASB issued guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The guidance is effective in fiscal year 2020, with early adoption permitted, including adoption in an interim period. If elected, the reclassification can be applied in either the period of adoption or retrospectively to the period of the enactment of the U.S. Tax Cuts and Jobs Act (i.e., our first quarter of fiscal year 2018). We are evaluating the impact of this guidance and expect no impact to our consolidated financial statements.

3. Business Combinations

On January 4, 2019, the Company acquired all of the outstanding stock of CoreBiome, pursuant to the terms of a merger agreement, dated January 3, 2019. Also on January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Novosanis, pursuant to a share purchase agreement, dated January 3, 2019. We began operating these entities as of the January 4, 2019 closing date. The aggregate purchase price for both of these transactions approximated $13,359 adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into escrow accounts for a limited period after closing, in order to secure the potential payment of certain indemnification obligations of the selling stockholders under each agreement noted above.

During the three months ended March 31, 2019, we incurred a total of $597 of acquisition-related costs, including success-based investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2019.

Pursuant to our acquisition agreements, we may pay up to an additional $32,400 of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, the achievement of a large customer contract, and the development of certain new technology. The Company, with the assistance of an independent valuation specialist, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $4,350. The simulation calculates the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual results with the estimates used in our forecasts. The change in the fair value of the contingent consideration obligation from $4,350 as of the acquisition date to $5,625 as of March 31, 2019 is a result of changes in our estimated revenue forecasts.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Accounts receivable	$791
Inventories	310
Other current assets	82
Property, plant, and equipment, net	414
Other assets	5
Acquired intangible assets	8,400
Goodwill	10,033
Total assets acquired	20,035
Liabilities Assumed
Current liabilities	1,180
Notes payable, short-term	730
Deferred tax liability	445
Other long-term liabilities	74
Total liabilities assumed	2,429
Net Assets Acquired	17,606
Estimated fair value of contingent consideration	(4,350)
Net Cash Paid (net of cash acquired of $103)	$13,256

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimate fair values. The identifiable intangible assets principally included developed technology, customer relationships, and tradenames, all of which are subject to amortization on a straight-line basis and are being amortized over estimated useful lives as summarized below:

	Estimated Useful
Description	Life (in yrs)	Amount
Developed Technology	10	$5,000
Customer relationships	10	2,200
Tradenames	8.34	1,200
Total acquired intangibles		$8,400

The Company, with the assistance of an independent valuation specialist, assessed the fair value of the assets of CoreBiome and Novosanis.  The income approach was used to value the acquired intangibles and the fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 fair value measurements. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset.  Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the asset and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is not deductible for income tax purposes.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. We believe the goodwill related to the acquisitions was a result of providing us a complementary service and product offering that will enable us to leverage those services and products with existing and new customers.  The goodwill is not deductible for income tax purposes.  All of the goodwill identified above has been allocated to our DNAG segment.

We continue to evaluate the fair value of certain assets acquired and liabilities assumed, including the fair valuation of deferred tax assets acquired, related to the acquisition. Additional information, which existed as of the acquisition date, but was at that time unknown to us, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

Revenues from CoreBiome are primarily comprised of microbiome laboratory services that utilize optimal analytical algorithms to deliver speed and scalability in the lab with precise analytics.  Revenues from Novosanis are primarily comprised of the sale of its Colli-Pee collection device which was designed for the standard collection of first-void urine used in the liquid biopsy and sexually transmitted infection screening market.  For the three months ended March 31, 2019, combined revenues of $1,139 and a net loss of $1,502, associated with the operations of CoreBiome and Novosanis, were included in our consolidated statement of operations since the acquisition date.  Effective as of January 4, 2019, the financial results of CoreBiome and Novosanis are included in our DNAG segment.

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the CoreBiome and Novosanis acquisitions as if they had been consummated as of January 1, 2018. The unaudited pro forma results include the amortization associated with acquired intangible assets and the estimated tax effect of adjustments to income before income taxes but do not include changes in the fair value of our contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

	Three Months Ended March 31,
	2019	2018

Revenue	$30,122	$42,391
Net loss	(2,661)	(3,489)
Net loss per share, basic and diluted	(0.04)	(0.06)

4.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended March 31,
	2019	2018
OraQuick®	$11,590	$13,005
Oragene®	5,152	15,929
ORAcollect®	3,225	1,159
Intercept®	1,842	1,915
Histofreezer®	2,213	2,354
Other products	4,310	3,956
Net product revenues	28,332	38,318

Royalty income	1,084	1,602
Research and development funding	422	1,538
Charitable support reimbursement	120	529
Grant funding	164	-
Other revenues	1,790	3,669
Net revenues	$30,122	$41,987

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2019	2018
United States	$20,547	$30,986
Europe	2,447	2,897
Other regions	7,128	8,104
	$30,122	$41,987

Customer and Vendor Concentrations.  We had no significant customer concentrations (greater than 10%) in accounts receivable as of March 31, 2019 or December 31, 2018.  One of our customers accounted for approximately 23% of our net consolidated revenues for the three months ended March 31, 2018. We had no customer concentrations in our net consolidated revenues for the three months ended March 31, 2019.

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

Deferred Revenue.  We record deferred revenue when funds are received prior to the recognition of the associated revenue.  Deferred revenue as of March 31, 2019 and December 31, 2018 includes customer prepayments of $2,763 and $2,057, respectively.  Deferred revenue as of March 31, 2019 and December 31, 2018 also includes $ 1,471 and $1,464, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that rate.

5.	Accrued Expenses

	March 31, 2019	December 31, 2018
Payroll and related benefits	$4,699	$8,926
Professional fees	1,022	1,541
Income taxes payable	87	1,447
Other	1,876	1,947
	$7,684	$13,861

6.	Credit Facility

On March 29, 2019, we terminated our credit agreement with a commercial bank which was entered into on September 30, 2016 and had a maturity date of September 30, 2019.

7.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and will not restate comparative amounts.

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of March 31, 2019, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

We have lease agreements that contain both lease and non-lease components (e.g., common-area maintenance). For these agreements, we account for lease components separate from non-lease components.

The components of lease expense are as follows:

Three months ended
March 31, 2019
Operating Lease Cost	$231
Finance Lease Cost
Amortization of right-of use assets	39
Interest on lease liabilities	4
Total Finance Lease Cost	$43

Lease cost for the three months ended March 31, 2018 was $342.

Supplemental cash flow information related to leases is as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$228
Operating cash flows from financing leases	3
Financing cash flows from financing leases	35
Non-cash activity
Right-of-use assets obtained in exchange for operating lease obligations	240
Right-of-use assets obtained in exchange for finance lease obligations	1,167

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating Leases
Right-of-use assets	$3,926

Current lease liabilities	721
Non-current lease liabilities	3,445
Total operating lease liabilities	$4,166

Finance Leases
Right-of-use assets	$1,339

Current lease liabilities	393
Non-current lease liabilities	930
Total finance lease liabilities	$1,323

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	5.34
Weighted-average remaining lease term—finance leases	3.57

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.24%
Weighted-average discount rate—finance leases	2.94%

As of March 31, 2019, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2019 (excluding the three months ended March 31, 2019)	$315	$692
2020	421	949
2021	292	921
2022	291	896
2023	68	543
Thereafter	-	812
	1,387	4,813
less: imputed interest	(64)	(647)
	$1,323	$4,166

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$903
2020	902
2021	877
2022	850
2023	506
Thereafter	737
$4,775

8.	Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three months ended March 31, 2019 and 2018:
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378
Common stock issued upon exercise of options	4	—	22	—	—	22
Vesting of restricted stock and performance stock units	664	—	—	—	—	—
Purchase and retirement of common shares	(277)	—	(3,595)	—	—	(3,595)
Compensation cost for restricted stock	—	—	653	—	—	653
Compensation cost for stock option grants	—	—	324	—	—	324
Compensation cost for performance stock units	—	—	254	—	—	254
Net loss	—	—	—	—	(3,258)	(3,258)
Currency translation adjustments				2,232		2,232
Unrealized gain on marketable securities	—	—	—	497	—	497
Balance at March 31, 2019	61,667	$—	$398,931	$(15,977)	$(102,447)	$280,507

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	60,662	$—	$387,931	$(10,340)	$(119,510)	$258,081

Adoption of ASU 2014-9					(76)	(76)
Common stock issued upon exercise of options	133	—	974	—	—	974
Vesting of restricted stock and performance stock units	407	—	—	—	—	—
Purchase and retirement of common shares	(149)	—	(2,959)	—	—	(2,959)
Compensation cost for restricted stock	—	—	3,626	—	—	3,626
Compensation cost for stock option grants	—	—	900	—	—	900

Compensation cost for performance stock units	—	—	2,957	—	—	2,957
Net loss	—	—	—	—	(2,119)	(2,119)
Currency translation adjustments				(2,154)		(2,154)
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Balance at March 31, 2018	61,053	$—	$393,429	$(13,006)	$(121,705)	$258,718

Stock-Based Awards

We grant stock-based awards under the OraSure Technologies, Inc. Stock Award Plan, as amended (the “Stock Plan”). The Stock Plan permits stock-based awards to employees, outside directors and consultants or other third-party advisors. Awards which may be granted under the Stock Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. We account for stock-based compensation to employees and directors using the fair value method. We recognize compensation expense for stock option and restricted stock awards issued to employees and directors on a straight-line basis over the requisite service period of the award. We recognize compensation expense related to performance-based restricted stock units based on assumptions as to what percentage of each performance target will be achieved. We evaluate these target assumptions on a quarterly basis and adjust compensation expense related to these awards, as appropriate. To satisfy the exercise of options, issuance of restricted stock, or redemption of performance-based restricted stock units, we issue new shares rather than shares purchased on the open market.

Total compensation cost related to stock options for the three months ended March 31, 2019 and 2018 was $324 and $900, respectively.  Net cash proceeds from the exercise of stock options were $22 and $954 for the three months ended March 31, 2019 and 2018, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

The following table summarizes the stock option activity for the three months ended March 31, 2019:

Options
Outstanding on January 1, 2019	1,083
Granted	204
Exercised	(4)
Expired	(141)
Forfeited	—
Outstanding on March 31, 2019	1,142

Compensation cost of $653 and $3,626 related to restricted shares was recognized during the three months ended March 31, 2019 and 2018, respectively.   In connection with the vesting of restricted shares during the three months ended March 31, 2019 and 2018, we purchased and immediately retired 277 and 149 shares with aggregate values of $3,595 and $2,959, respectively, in satisfaction of minimum tax withholding obligations.

The following table summarizes time-vested restricted stock award and restricted stock unit activity for the three months ended March 31, 2019:

Units
Issued and unvested, January 1, 2019	357
Granted	231
Vested	(159)
Forfeited	—
Issued and unvested, March 31, 2019	429

We grant performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of performance-based metrics during a one-year or three-year period from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain in our service for three years from the grant date. Performance during the one-year period is based on a one-year earnings per share or income before income taxes target. If the one-year target is achieved, the PSUs will then vest three years from grant date. Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. If the three-year target is achieved, the corresponding PSUs will then vest three years from grant date. PSUs are converted into shares of our common stock once vested.

Compensation cost of $254 and $2,957 related to PSUs was recognized during the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the PSU activity for the three months ended March 31, 2019:

Units
Issued and unvested, January 1, 2019	661
Granted	201
Performance adjustment	164
Vested	(501)
Forfeited	—
Issued and unvested, March 31, 2019	525

Modification of Grants

Stock compensation costs for the three months ended March 31, 2018 include the additional expense associated with modifications of existing grants held by our retired President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  These additional costs were $5,851 during the three months ended March 31, 2018 and are included in general and administrative expenses in the accompanying consolidated statement of income.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the three months ended March 31, 2019 and 2018.

9.	Income Taxes

During the three months ended March 31, 2019, we recorded an income tax benefit of $29.  During the three months ended March 31, 2018, we recorded tax expense of $2,033.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards.  The significant components of our total deferred tax liability as of March 31, 2019  relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both March 31, 2019 and December 31, 2018 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three month period ended March 31, 2019 .

10.	Commitments and Contingencies

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

On February 6, 2017, DNA Genotek, Inc. (“DNAG”) entered into a settlement and license agreement (the “Settlement Agreement”) in order to settle certain patent infringement and breach of contract litigation against Ancestry.comDNA, LLC (“Ancestry”) and its contract manufacturer.  This litigation was related to a saliva DNA collection device sold by Ancestry that was similar to products sold by DNAG.  Under the terms of the Settlement Agreement, DNAG and Ancestry agreed to certain procedures for considering whether future versions of Ancestry’s saliva DNA collection product are covered by the DNAG patents licensed to Ancestry (the “Licensed Patents”) and thus subject to ongoing royalties under  the Settlement Agreement.  We are currently in a dispute with Ancestry regarding whether yet-to-be launched Ancestry products are covered by the Licensed Patents.  In March 2019, Ancestry filed a Dispute Notice and Request for Arbitration (the “Notice”) with an alternative dispute resolution services provider in order to initiate a binding arbitration proceeding pursuant to the Settlement Agreement.  DNAG has denied the allegations contained in the Notice and has asserted that the potential new Ancestry products are covered by the Licensed Patents and would be subject to ongoing royalties if such products are commercialized by Ancestry.  This proceeding is still in the early stages, and a full panel of arbitrators has not yet been appointed.  The arbitration proceeding is expected to be completed within six months after the arbitrators are empaneled.  Although we are confident in our position and intend to defend this matter vigorously, we cannot predict with certainty whether we will ultimately prevail in this matter and whether we will continue to receive royalties from Ancestry in the future.

11.	Transition Costs

In January 2018, we announced the retirement of Douglas A. Michels, our then President and CEO, and Ronald H. Spair, our then CFO and Chief Operating Officer.  Stephen S. Tang, Ph.D., who served as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018.  Dr. Tang replaced Mr. Michels, who retired as President and CEO, and as a member of the Board, on March 31, 2018.  In addition, Roberto Cuca was appointed as the Company’s new CFO, effective June 8, 2018.  Mr. Cuca replaced Mr. Spair, who retired as CFO and Chief Operating Officer, and as a member of our Board of Directors, on that same date.  Charges associated with these transitions were $6,440 during the first quarter of 2018 and are included in general and administrative expenses in the accompanying consolidated statement of operations.  These charges primarily reflect non-cash charges associated with modifications to existing stock grants held by the retiring executives and expenses associated with the onboarding of the Company’s new President and CEO.  No related transition costs were recorded during the three months ended March 31, 2019.

12.	Business Segment Information

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets. Effective as of January 4, 2019, the financial results of CoreBiome and Novosanis are included in our DNAG segment.

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

Operating income (loss) for the three months ended March 31, 2018 has been modified to conform to the classification of the intercompany service fee presentation for 2019.  Beginning with the first quarter of 2019, we have included the fees for intercompany services in our segment operating income (loss) in order to more accurately reflect the results of each segment.

The following table summarizes operating segment information for the three months ended March 31, 2019 and 2018, and asset information as of March 31, 2019 and December 31, 2018:

	Three Months Ended March 31,
	2019	2018
Net revenues:
OSUR	$18,233	$22,024
DNAG	11,889	19,963
Total	$30,122	$41,987
Operating income (loss):
OSUR	$(3,499)	$(8,644)
DNAG	(312)	8,146
Total	$(3,811)	$(498)
Depreciation and amortization:
OSUR	$822	$1,011
DNAG	904	857
Total	$1,726	$1,868
Capital expenditures:
OSUR	$1,929	$1,416
DNAG	699	481
Total	$2,628	$1,897

	March 31, 2019	December 31, 2018
Total assets:
OSUR	$171,481	$190,178
DNAG	147,444	125,393
Total	$318,925	$315,571

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, losses, expenses, or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, expected manufacturing performance, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to successfully manage and integrate acquisitions of other companies in a manner that complements or leverages our existing business, or otherwise expands or enhances our portfolio of products and our end-to-end service offerings, and the diversion of management’s attention from our ongoing business and regular business responsibilities to effect such integration; the expected economic benefits of acquisitions (and increased returns for our stockholders), including that the anticipated synergies, revenue enhancement strategies and other benefits from the acquisitions may not be fully realized or may take longer to realize than expected and our actual integration costs may exceed our estimates; ability to market and sell products, whether through our internal, direct sales force or third parties; impact of significant customer concentration in the genomics business; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; impact of increased reliance on U.S. government contracts; impact of negative economic conditions; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid or urine testing, collection or other products; market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2018, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Overview and Business Segments

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and research markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities.  We also manufacture and sell medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products are sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia.

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNA Genotek”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”). DNA Genotek’s specimen collection devices provide an all-in-one system for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

Current Consolidated Financial Results

During the three months ended March 31, 2019, our consolidated net revenues decreased 28% to $30.1 million, compared to $42.0 million for the three months ended March 31, 2018. Net product revenues during the three months ended March 31, 2019 decreased 26% when compared to the first three months of 2018, primarily due to lower sales of our molecular collection systems products and our OraQuick® HIV products. Partially offsetting these decreases were higher sales of our OraQuick® HCV products. Other revenues for the first three months of 2019 were $1.8 million compared to $3.7 million in the same period of 2018. Other revenues in the first three months of 2019 consisted of royalty income of $1.1 million and other revenues of $706,000 associated with funded research and development, reimbursement of certain costs under our charitable support agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”), and grant revenue. Other revenues in the first three months of 2018 consisted of royalty income of $1.6 million and $2.1 million of other revenue associated with funded research and development and cost reimbursement from the Gates Foundation.

Our consolidated net loss for the three months ended March 31, 2019 was $3.3 million, or $0.05 per share on a fully diluted basis, compared to a consolidated net loss of $2.1 million, or $0.03 per share on a fully diluted basis, for the three months ended March 31, 2018. Results in the first quarter of 2019 included $1.3 million of a non-cash pre-tax charge associated with the change in the fair value of our acquisition-related contingent consideration and $597,000 of acquisition-related transaction costs.  The combined impact of these charges reduced earnings per share by approximately $0.03. Results for the first three months of 2018 included $6.4 million of management transition costs associated with the 2018 retirement of Douglas A. Michels, our then President and Chief Executive Officer (“CEO”), and Ronald H. Spair, our then Chief Financial Officer (“CFO”) and Chief Operating Officer, and the appointment of their successors, which approximated $0.10 per share.

Cash provided by operating activities for the three months ended March 31, 2019 was $528,000. Cash provided by operating activities during the three months ended March 31, 2018 was $7.6 million. As of March 31, 2019, we had $183.6 million in cash, cash equivalents, and available-for-sale securities, compared to $201.3 million at December 31, 2018.

Results of Operations

Three months ended March 31, 2019 compared to March 31, 2018

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
	2019	2018	% Change	2019	2018
OSUR	$17,749	$19,957	(11)%	59%	47%
DNAG	10,583	18,361	(42)	35	44
Net product revenues	28,332	38,318	(26)	94	91
Other	1,790	3,669	(51)	6	9
Net revenues	$30,122	$41,987	(28)%	100%	100%

Consolidated net product revenues decreased 26% to $28.3 million in the first quarter of 2019 from $38.3 million in the comparable period of 2018. Lower sales of our molecular collection systems products and lower domestic and international sales of our OraQuick® HIV products were partially offset by higher domestic and international sales of our OraQuick® HCV test. Other revenues for the first quarter of 2019 were $1.8 million compared to $3.7 million in the same period of 2018.  Other revenues in the first quarter of 2019 included $1.1 million in royalty income earned under a litigation settlement agreement and $706,000 in research and development funding, reimbursement of certain costs under our charitable support agreement with the Gates Foundation, and grant revenue. Other revenues in the first quarter of 2018 consisted of $1.6 million in royalty income and $2.1 million in research and development funding and cost reimbursement from the Gates Foundation.

Consolidated net revenues derived from products sold to customers outside of the United States were $9.6 million and $11.0 million, or 32% and 26% of total net revenues, in the first quarters of 2019 and 2018, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment during the first quarters of 2019 and 2018.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
Market	2019	2018	% Change	2019	2018
Infectious disease testing	$12,338	$14,170	(13)%	67%	64%
Risk assessment testing	2,836	3,002	(6)	16	14
Cryosurgical systems	2,575	2,785	(8)	14	13
Net product revenues	17,749	19,957	(11)	97	91
Other	484	2,067	(77)	3	9
Net revenues	$18,233	$22,024	(17)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 13% to $12.3 million in the first quarter of 2019 from $14.2 million in the first quarter of 2018. This decrease resulted from lower domestic and international sales of our OraQuick® HIV products partially offset by higher domestic and international sales of our professional OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the first quarters of 2019 and 2018.

	Three Months Ended March 31,
Market	2019	2018	% Change
Domestic HIV	$4,304	$4,976	(14)%
International HIV	4,001	5,737	(30)
Net HIV revenues	8,305	10,713	(22)
Domestic HCV	1,828	1,627	12
International HCV	1,457	665	119
Net HCV revenues	3,285	2,292	43
Net OraQuick® revenues	$11,590	$13,005	(11)%

Domestic OraQuick® HIV sales decreased 14% to $4.3 million for the three months ended March 31, 2019 from $5.0 million for the three months ended March 31, 2018. This decrease was primarily the result of lower domestic over-the-counter sales of our OraQuick® In-Home test, and reduced sales of our professional product due to price competition and competition from fourth generation automated HIV immunoassays performed in a laboratory.

International sales of our OraQuick® HIV test during the first quarter of 2019 decreased 30% to $4.0 million for the three months ended March 31, 2019 from $5.7 million for the three months ended March 31, 2018. This decrease was largely due to the timing of orders of our OraQuick® HIV Self-Test placed by our customers in Africa, partially offset by higher sales of this product into Asia. Product revenues in the first quarter of 2019 and 2018 included approximately $709,000 and $985,000, respectively, of support payments under the charitable support agreement with the Gates Foundation.

Domestic OraQuick® HCV sales increased 12% to $1.8 million in the first quarter of 2019 from $1.6 million in the first quarter of 2018 primarily due to increased government funding that allowed for the expansion of existing HCV programs and the addition of new programs.

International OraQuick® HCV sales increased 119% to $1.5 million in the first quarter of 2019 from $665,000 in the first quarter of 2018 due to continued market expansion in Asia and the timing of orders placed by our customers in that market.

Risk Assessment Market

Sales to the risk assessment market decreased 6% to $2.8 million in the first quarter of 2019 compared to $3.0 million in the first quarter of 2018 due to the continued reduction in pre-employment drug screening as employers move to more questionnaire-based evaluations for new employees.

Cryosurgical Market

Sales of our cryosurgical products decreased 8% to $2.6 million in the first quarter of 2019 from $2.8 million in the first quarter of 2018 due to lower sales in the domestic professional market and the international over-the-counter market.

Other revenues

Other revenues in the first quarter of 2019 decreased 77% to $484,000 from $2.1 million in the first quarter of 2018. Revenue associated with funding of our research and development efforts decreased to $364,000 in the first quarter of 2019 compared to $1.5 million in the first quarter of 2018 as a result of the completion of our contract with the Biomedical Advanced Research Development Authority (“BARDA”) associated with the development of our Zika product. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the commercial demand for this product, the scope of the work covered by this contract was reduced and substantially completed in the first quarter of 2019. Other revenues in the first quarter of 2019 and 2018 also included $120,000 and $529,000, respectively, in reimbursement of certain costs under our charitable support agreement with the Gates Foundation, which are separate from the above-referenced support payments received under the agreement included in product revenues.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products decreased 40% to $11.9 million in the first quarter of 2019 from $20.0 million in the first quarter of 2018.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) during the first quarters of 2019 and 2018.

	Three Months Ended March 31,
Market	2019	2018	% Change
Genomics	$8,047	$17,088	(53)%
Microbiome	2,326	1,273	83
Other product revenues	210	—	100
Net molecular collection systems product and service revenues	$10,583	$18,361	(42)
Other	1,306	1,602	(18)
Net molecular collection systems revenues	$11,889	$19,963	(40)%

Sales of our genomics products decreased 53% in the first quarter of 2019 compared to the first quarter of 2018, largely due to lower customer demand, primarily from a large consumer genetics customer who changed its business strategy resulting in a change in purchasing patterns.  This decline in sales was partially offset by higher sales of our ORAcollect® product.

Microbiome sales increased 83% to $2.3 million in the first quarter of 2019 compared to $1.3 million in the first quarter of 2018 largely due to the inclusion of laboratory service revenues generated by our newly acquired subsidiary, CoreBiome, and increased collection product sales to two large clinical research organizations.

Other product revenues represents sales of our Colli-Pee product sold by our newly acquired subsidiary, Novosanis.

Other revenues in the first quarter of 2019 decreased 18% to $1.3 million in the first quarter of 2019 from $1.6 million in the first quarter of 2018 largely as a result of lower royalty income partially offset by funded research and development and grant revenues recognized by Novosanis and CoreBiome. Royalty income decreased to $1.1 million in the first quarter of 2019 compared to $1.6 million in the first quarter of 2018.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 60% for the first quarter of 2019 compared to 58% for the first quarter of 2018. Gross profit percentage in the first quarter of 2019 benefited from improved product mix associated with an increase in higher gross profit percentage product sales and lower royalty expense, partially offset by the decrease in other revenues.

Consolidated operating loss for the first quarter of 2019 was $3.8 million, a $3.3 million increase from the $498,000 of operating loss reported in the first quarter of 2018. Our results for the first quarter of 2019 were negatively impacted by the lower revenues and the inclusion of certain acquisition-related expenses including a $1.3 million non-cash charge related to the fair value change of our contingent consideration and $597,000 of transaction costs and the incremental operating expenses incurred by CoreBiome and Novosanis. These increased expenses were partially offset by the absence of $6.4 million of transition costs associated with our 2018 executive management changes which did not reoccur in the first quarter of 2019.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income.  Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.  For this reason, the intercompany service fees were not reflected in our prior year segment results discussion.  However, beginning in 2019 the intercompany service fees have been included in each segments results in order to more accurately reflect the results of each segment.

OSUR Segment

OSUR’s gross profit percentage remained flat at 54% in the first quarter of 2019 and 2018. The positive impact of a reduction in royalty expense in the first quarter of 2019 as a result of the expiration of the associated royalty agreement in 2018 and an improved product mix associated with an increase in higher gross profit percentage product sales was offset by a decrease in other revenues that contribute 100% to the gross profit percentage.

Research and development expenses decreased 22% to $2.7 million in the first quarter of 2019 from $3.3 million in the first quarter of 2018 due to lower spending related to the development of our Ebola product and minimal expenses incurred in the first quarter of 2019 associated with the Zika project which was substantially completed in early 2019. Sales and marketing expenses decreased 6% to $4.6 million in the first quarter of 2019 from $4.9 million in the first quarter of 2018 due to lower staffing costs and commission expense. General and administrative expenses decreased 51% to $6.0 million in the first quarter of 2019 compared to $12.4 million in the first quarter of 2018 largely due to the absence of $6.4 million of transition costs associated with executive management changes which occurred in the first quarter of 2018 and did not reoccur in the first quarter of 2019 and an increase in fees for intercompany services provided by OSUR to DNAG which reduced general and administrative expenses, partially offset by the inclusion of $597,000 of acquisition-related transaction expenses in the first quarter of 2019.

All of the above contributed to OSUR’s first quarter 2019 operating loss of $3.5 million, which included non-cash charges of $822,000 for depreciation and amortization and $1.1 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 69% in the first quarter of 2019 compared to 62% in the first quarter of 2018. This increase was attributable to improved product mix associated with an increase in higher gross profit percentage product sales partially offset by the decline in other revenues which contribute 100% to the gross profit percentage and lower margins generated by CoreBiome and Novosanis.

Research and development expenses increased 116% to $1.7 million in the first quarter of 2019 from $769,000 million in the first quarter of 2018 due to higher lab supply costs, higher staffing costs, and the inclusion of research and development expense incurred by CoreBiome and Novosanis. Sales and marketing expenses increased 4% to $2.7 million in the first quarter of 2019 from $2.6 million in the first quarter of 2018 largely due to the inclusion of CoreBiome and Novosanis expenses offset by a decrease in market research costs. General and administrative expenses increased 199% to $2.5 million in the first quarter of 2019 compared to $964,000 in the first quarter of 2018 largely due to an increase in fees for intercompany services provided by OSUR to DNAG, the inclusion of CoreBiome and Novosanis general and administrative expenses, and increased legal and consulting costs.

All of the above contributed to DNAG’s first quarter 2019 operating loss of $312,000, which included non-cash charges of $1.3 million for the change in the fair value of acquisition-related contingent consideration, $904,000 for depreciation and amortization, and $155,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2019, $21,000 of state income tax expense was recorded as compared to $0 for the three months ended March 31, 2018. For the three months ended March 31, 2019, a foreign tax benefit of $50,000 was recorded as compared to income tax expense of $2.0 million recorded for the three months ended March 31, 2018. The decrease in the foreign income tax expense was directly related to the decrease in income before taxes generated by DNAG and the results generated by Novosanis.

Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$69,516	$88,438
Available for sale securities	114,059	112,886
Working capital	178,030	191,332

Our cash and cash equivalents and available-for-sale securities decreased to $183.6 million at March 31, 2019 from $201.3 million at December 31, 2018. Our working capital decreased to $178.0 million at March 31, 2019 from $191.3 million at December 31, 2018.

During the first three months of 2019, we generated $528,000 in cash from operating activities. Our net loss of $3.3 million included non-cash charges for depreciation and amortization expense of $1.7 million, the change in the estimated fair value of acquisition-related contingent consideration of $1.3 million, stock-based compensation expense of $1.2 million, and other non-cash charges of $150,000. Additional sources of cash included a $10.5 million decrease in accounts receivable as a result of the collection of large outstanding balances, a $661,000 increase in deferred revenue, and a $416,000 decrease in prepaid expenses and other assets. Offsetting these sources of cash were a decrease in accrued expenses and other liabilities of $9.1 million largely due to the submission of tax payments to the Canadian taxing authorities and payment of our 2018 management incentive bonuses, an increase in inventory of $2.9 million in order to meet contractual obligations associated with our HCV raw materials, and a decrease in accounts payable of $253,000.

Net cash used in investing activities was $16.2 million for the three months ended March 31, 2019, which reflects $45.0 million used to purchase investments, $13.3 million to acquire CoreBiome and Novosanis, and $2.6 million to acquire property and equipment partially offset by $44.6 million in proceeds from the maturities and redemptions of investments.

Net cash used in financing activities was $4.3 million for the three months ended March 31, 2019, which resulted from $3.6 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares and $724,000 to pay-off loans which were assumed in the acquisition of Novosanis.

On March 29, 2019 we terminated our credit agreement with a commercial bank which was initially entered into on September 30, 2016 (as amended in December 2017) and had a maturity date of September 30, 2019. The credit agreement provided for revolving extensions of credit in an initial aggregate amount of up to $10.0 million (inclusive of a letter of credit sub-facility of $2.5 million), with an option to request, prior to the second anniversary of the closing date, that new or existing lenders, at their election, provide up to $5.0 million of additional revolving commitments. Obligations under the credit agreement were secured by a first priority security interest in certain eligible accounts receivable, 65% of the equity of our subsidiary, DNAG, and certain related assets. Borrowings under the credit agreement were subject to compliance with borrowing base limitations tied to eligibility of accounts receivable. Interest under the Credit Agreement was payable at the London Interbank Offered Rate for one, two, three or six-month loans, as selected by the Company, plus 2.50% per year. The credit agreement was subject to an unused line fee of 0.375% per year on the unused portion of the commitment under the credit agreement during the revolving period. The credit agreement was terminated because of our strong cash position and the availability of alternative financing sources, which, if needed would be more suited to our business needs.  There were no borrowings outstanding at December 31, 2018 and at the time of termination of the credit agreement.

Our current balances of cash and cash equivalents and available-for-sale securities are expected to be sufficient to fund our current operating and capital needs for the foreseeable future. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $76.0 million or 41% of our $183.6 million in cash, cash equivalents, and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2018 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there were no significant changes to this information, including the absence of any off-balance sheet arrangements, except for our obligation under the CoreBiome and Novosanis purchase agreements, which may require us to pay up to an additional $32.4 million of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. During the first three months of 2019, there were no material changes in our critical accounting policies, other than those associated with our business combinations which are described below.

Business Combinations and Contingent Consideration

Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to contingent consideration are recorded to the balance sheet at the date of acquisition based on their relative fair values. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the CoreBiome and Novosanis acquisitions, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations. Our estimates of fair value are based on assumptions we believe to be reasonable, but the assumptions are uncertain and involve significant judgment by management.  Updates to these assumptions could have a significant impact on our results of operations in any given period and any updates to the fair value of the contingent consideration could differ materially from the previous estimates.

Examples of critical estimates used in valuing certain intangible assets and contingent consideration include:

•	future expected cash flows from sales and acquired developed technologies;

•

the acquired company's trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company's portfolio;

•	the probability of meeting the future events; and

•	discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

We assess the recoverability of our long-lived assets, which includes property, plant and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of undiscounted future cash flows generated from the use and eventual disposition of the asset.  If indicators of impairment exists, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets. Expected future cash flows reflect our assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of March 31, 2019, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.5% of our total revenues for the three months ended March 31, 2019. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the EURO.  Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $119.4 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of March 31, 2019. A 10% unfavorable change in the Canadian-to-U.S. dollar and EURO-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $10.4 million in the three months ended March 31, 2019.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

On February 6, 2017, DNA Genotek, Inc. (“DNAG”) entered into a settlement and license agreement (the “Settlement Agreement”) in order to settle certain patent infringement and breach of contract litigation against Ancestry.comDNA, LLC (“Ancestry”) and its contract manufacturer.  This litigation was related to a saliva DNA collection device sold by Ancestry that was similar to products sold by DNAG.  Under the terms of the Settlement Agreement, DNAG and Ancestry agreed to certain procedures for considering whether future versions of Ancestry’s saliva DNA collection product are covered by the DNAG patents licensed to Ancestry (the “Licensed Patents”) and thus subject to ongoing royalties under  the Settlement Agreement.  We are currently in a dispute with Ancestry regarding whether yet-to-be launched Ancestry products are covered by the Licensed Patents.  In March 2019, Ancestry filed a Dispute Notice and Request for Arbitration (the “Notice”) with an alternative dispute resolution services provider in order to initiate a binding arbitration proceeding pursuant to the Settlement Agreement.  DNAG has denied the allegations contained in the Notice and has asserted that the potential new Ancestry products are covered by the Licensed Patents and would be subject to ongoing royalties if such products are commercialized by Ancestry.  This proceeding is still in the early stages, and a full panel of arbitrators has not yet been appointed.  The arbitration proceeding is expected to be completed within six months after the arbitrators are empaneled.  Although we are confident in our position and intend to defend this matter vigorously, we cannot predict with certainty whether we will ultimately prevail in this matter and whether we will continue to receive royalties from Ancestry in the future.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
January 1, 2019 - March 31, 2019	227	(3)	$11.84	—	11,984,720
February 1, 2019 - February 28, 2019	276,656	(3)	12.99	—	11,984,720
March 1, 2019 - March 31, 2019	—	(3)	—	—	11,984,720
	276,883			—

(1)

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.

(2)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.
(3)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Exhibit

31.1*	Certification of Stephen S. Tang required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2*	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1*

Certification of Stephen S. Tang required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*

Certification of Roberto Cuca required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: May 9, 2019	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: May 9, 2019	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)