Form 10-Q
period 2019-06-30
ORASURE TECHNOLOGIES INC
filed 2019-08-07
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

_________________________

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2019, the registrant had 61,724,870 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$72,567	$88,438
Short-term investments	74,446	68,134
Accounts receivable, net of allowance for doubtful accounts of $571 and $418	29,390	34,842
Inventories	25,670	22,888
Prepaid expenses	2,128	1,925
Other current assets	5,057	3,085
Total current assets	209,258	219,312
Noncurrent Assets:
Property, plant and equipment, net	27,793	24,299
Operating right-of-use assets, net	3,685	—
Finance right-of-use assets, net	1,462	—
Intangible assets, net	12,472	5,137
Goodwill	29,280	18,521
Long-term investments	39,555	44,752
Other noncurrent assets	3,960	3,550
Total noncurrent assets	118,207	96,259
TOTAL ASSETS	$327,465	$315,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,956	$10,598
Deferred revenue	3,914	3,521
Accrued expenses	8,638	13,861
Finance lease liability	448	—
Operating lease liability	746	—
Acquisition-related contingent consideration obligation	5,249	—
Total current liabilities	29,951	27,980
Noncurrent Liabilities:
Finance lease liability	930	—
Operating lease liability	3,266	—
Acquisition-related contingent consideration obligation	649	—
Other noncurrent liabilities	3,538	3,312
Deferred income taxes	910	901
Total noncurrent liabilities	9,293	4,213
TOTAL LIABILITIES	39,244	32,193
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 61,725 and 61,276 shares issued and outstanding	—	—
Additional paid-in capital	399,585	401,273
Accumulated other comprehensive loss	(13,315)	(18,706)
Accumulated deficit	(98,049)	(99,189)
Total stockholders' equity	288,221	283,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$327,465	$315,571

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET REVENUES:
Products and services	$37,267	$38,818	$65,599	$77,136
Other	1,559	4,807	3,349	8,476
	38,826	43,625	68,948	85,612
COST OF PRODUCTS SOLD	13,808	17,730	25,850	35,250
Gross profit	25,018	25,895	43,098	50,362
OPERATING EXPENSES:
Research and development	4,535	4,261	8,906	8,336
Sales and marketing	7,687	7,429	14,982	14,928
General and administrative	7,262	8,647	16,192	22,038
Change in the estimated fair value of acquisition-related contingent consideration	249	—	1,544	-
	19,733	20,337	41,624	45,302
Operating income	5,285	5,558	1,474	5,060
OTHER INCOME	524	736	1,048	1,148
Income before income taxes	5,809	6,294	2,522	6,208
INCOME TAX EXPENSE	1,411	2,173	1,382	4,206
NET INCOME	$4,398	$4,121	$1,140	$2,002
EARNINGS PER SHARE:
BASIC	$0.07	$0.07	$0.02	$0.03
DILUTED	$0.07	$0.07	$0.02	$0.03
SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	61,709	61,100	61,621	60,983
DILUTED	62,128	62,244	62,191	62,379

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$4,398	$4,121	$1,140	$2,002
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	2,476	(1,652)	4,708	(3,806)
Unrealized gain (loss) on marketable securities	186	194	683	(318)
COMPREHENSIVE INCOME (LOSS)	$7,060	$2,663	$6,531	$(2,122)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$1,140	$2,002
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,848	11,262
Depreciation and amortization	3,610	3,746
Unrealized foreign currency (gain)/loss	365	(255)
Interest expense on finance leases	13	-
Deferred income taxes	(467)	(272)
Change in the estimated fair value of acquisition-related contingent consideration	1,544	-
Changes in assets and liabilities
Accounts receivable	6,175	10,166
Inventories	(2,298)	(1,429)
Prepaid expenses and other assets	632	289
Accounts payable	81	(193)
Deferred revenue	301	253
Accrued expenses and other liabilities	(8,283)	(11,641)
Net cash provided by operating activities	4,661	13,928
INVESTING ACTIVITIES:
Purchases of investments	(55,317)	(93,917)
Proceeds from maturities and redemptions of investments	55,624	85,926
Purchases of property and equipment	(5,513)	(4,484)
Acquisition of businesses, net of cash acquired	(13,217)	-
Net cash used in investing activities	(18,423)	(12,475)
FINANCING ACTIVITIES:
Repayments of loans	(724)	-
Cash payments for lease liability	(124)	-
Proceeds from exercise of stock options	169	1,201
Repurchase of common stock	(3,704)	(3,171)
Net cash used in financing activities	(4,383)	(1,970)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	2,274	(1,283)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,871)	(1,800)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,438	72,869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,567	$71,069
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,097	$11,159
Non-cash investing and financing activities
Accrued property and equipment purchases	$490	$665
Unrealized gain (loss) on marketable securities	$683	$(318)

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

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”).   DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNAG, CoreBiome, and Novosanis. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations expected for the full year.

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

The following is a summary of our available-for-sale securities as of June 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Guaranteed investment certificates	$24,193	$—	$—	$24,193
Corporate bonds	90,042	230	(464)	89,808
Total available-for-sale securities	$114,235	$230	$(464)	$114,001
December 31, 2018
Guaranteed investment certificates	$23,096	$—	$—	$23,096
Corporate bonds	90,707	—	(917)	89,790
Total available-for-sale securities	$113,803	$—	$(917)	$112,886
At June 30, 2019, maturities of our available-for-sale securities were as follows:
Less than one year	$74,710	$141	$(405)	$74,446
Greater than one year	$39,525	$89	$(59)	$39,555

Fair Value of Financial Instruments. As of June 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 1 instruments as of June 30, 2019 and December 31, 2018.

Included in cash and cash equivalents at June 30, 2019 and December 31, 2018, was $7,399 and $21,631 invested in government money market funds and certificates of deposit. Both are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of June 30, 2019 and December 31, 2018 was $4,227 and $3,884, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

See Note 3 for discussion of the contingent consideration liabilities.

 Accounts Receivable. Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs.

Inventories. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis, and consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$15,551	$14,092
Work in process	650	544
Finished goods	9,469	8,252
	$25,670	$22,888

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of June 30, 2019 and December 31, 2018 was $45,040 and $42,797, respectively.

Intangible Assets. Intangible assets consist of customer lists, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of June 30, 2019 and December 31, 2018 was $21,984 and $20,105, respectively. The change in intangibles from $5,137 as of December 31, 2018 to $12,472 as of June 30, 2019 is a result of intangibles acquired in our acquisitions of CoreBiome and Novosanis of $8,400 and $163 in foreign currency translation gains, partially offset by $1,228 in amortization expense.

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

The increase in goodwill from $18,521 as of December 31, 2018 to $29,280 as of June 30, 2019 is a result of the additional goodwill associated with our acquisitions of CoreBiome and Novosanis of $9,994 and an increase of $765 associated with foreign currency translation. All acquired goodwill has been allocated to our DNAG segment.

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

The computations of basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Net income	$4,398	$4,121	$1,140	$2,002
Weighted-average shares of common stock outstanding:
Basic	61,709	61,100	61,621	60,983
Dilutive effect of stock options, restricted stock, and performance stock units	419	1,144	570	1,396
Diluted	62,128	62,244	62,191	62,379
Earnings per share:
Basic	$0.07	$0.07	$0.02	$0.03
Diluted	$0.07	$0.07	$0.02	$0.03

For the three months ended June 30, 2019 and 2018, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 698 and 210 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.  For the six months ended June 30, 2019 and 2018, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 222 and 205 shares, respectively, were similarly excluded from the computation of diluted earnings per share.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of operations were $(317) and $91 for the three months ended June 30, 2019 and 2018, respectively. Net foreign exchange gains (losses) were $(926) and $345 for the six months ended June 30, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at June 30, 2019 consists of $13,081 of currency translation adjustments and $234 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio.  Accumulated other comprehensive loss at December 31, 2018 consists of $17,789 of currency translation adjustments and $917 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning in fiscal year 2020, with early adoption permitted beginning in fiscal year 2020. We are evaluating the impact this guidance will have on our consolidated financial statements.

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

3. Business Combinations

On January 4, 2019, the Company acquired all of the outstanding stock of CoreBiome, pursuant to the terms of a merger agreement, dated January 3, 2019. Also on January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Novosanis, pursuant to a share purchase agreement, dated January 3, 2019. We began operating these entities as of the January 4, 2019 closing date. The aggregate purchase price for both of these transactions was $13,320 adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into escrow accounts for a limited period after closing, in order to secure the potential payment of certain indemnification obligations of the selling stockholders under each agreement noted above.

During the six months ended June 30, 2019, we incurred a total of $597 of acquisition-related costs, including success-based investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income.

Pursuant to our acquisition agreements, we may pay up to an additional $32,400 of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, the achievement of a large customer contract, and the development of certain new technology. The Company, with the assistance of an independent valuation specialist, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $4,350. The simulation calculates the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual results with the estimates used in our forecasts. The change in the fair value of the contingent consideration obligation from $4,350 as of the acquisition date to $5,898 as of June 30, 2019 is a result of changes in our estimated revenue forecasts and the probability of achieving certain technical milestones.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Accounts receivable	$791
Inventories	310
Other current assets	82
Property, plant, and equipment, net	414
Other assets	5
Acquired intangible assets	8,400
Goodwill	9,994
Total assets acquired	19,996
Liabilities Assumed
Current liabilities	1,180
Notes payable, short-term	730
Deferred tax liability	445
Other long-term liabilities	74
Total liabilities assumed	2,429
Net Assets Acquired	17,567
Estimated fair value of contingent consideration	(4,350)
Net Cash Paid (net of cash acquired of $103)	$13,217

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

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

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

Revenues from CoreBiome primarily consist of microbiome laboratory services that utilize optimal analytical algorithms to deliver speed and scalability in the lab with precise analytics.  Revenues from Novosanis primarily consist of the sale of its Colli-Pee collection device which was designed for the standard collection of first-void urine used in the liquid biopsy and sexually transmitted infection screening market.  For the three and six months ended June 30, 2019, combined revenues of $907 and $2,046 and net losses of $1,112 and $2,613 associated with the operations of CoreBiome and Novosanis, were included in our consolidated statement of operations since the acquisition date.  Effective as of January 4, 2019, the financial results of CoreBiome and Novosanis are included in our DNAG segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$38,826	$44,129	$68,948	$86,522
Net income (loss)	4,398	3,179	1,737	(314)
Net income (loss) per share, basic and diluted	0.07	0.05	0.03	(0.01)

4.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OraQuick®	$12,967	$15,791	$24,557	$28,796
Oragene®	10,904	14,421	15,726	30,349
ORAcollect®	3,318	947	6,543	2,107
Intercept®	2,070	2,154	3,914	4,069
Histofreezer®	2,935	1,973	5,149	4,327
Other products	5,073	3,532	9,710	7,488
Net product revenues	37,267	38,818	65,599	77,136

Royalty income	1,114	2,092	2,198	3,694
Research and development funding	441	1,920	862	3,458
Charitable support reimbursement	-	795	118	1,324
Grant funding	4	-	171
Other revenues	1,559	4,807	3,349	8,476
Net revenues	$38,826	$43,625	$68,948	$85,612

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$27,902	$31,991	$48,467	$62,977
Europe	2,990	2,308	5,421	5,205
Other regions	7,934	9,326	15,060	17,430
	$38,826	$43,625	$68,948	$85,612

Customer and Vendor Concentrations.  We had no significant customer concentrations (greater than 10%) in accounts receivable as of June 30, 2019 or December 31, 2018, respectively. One of our customers accounted for approximately 13% of our net consolidated revenues for the three months ended June 30, 2019. We had no customer concentrations in our net consolidated revenues for the six months ended June 30, 2019. One of our customers accounted for approximately 18% and 21% of our net consolidated revenues for the three and six months ended June 30, 2018.

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

Deferred Revenue.  We record deferred revenue when funds are received prior to the recognition of the associated revenue.  Deferred revenue as of June 30, 2019 and December 31, 2018 includes customer prepayments of $2,291 and $2,057, respectively.  Deferred revenue as of June 30, 2019 and December 31, 2018 also includes $ 1,623 and $1,464, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that rate.
5.	Accrued Expenses

	June 30, 2019	December 31, 2018
Payroll and related benefits	$5,413	$8,926
Professional fees	1,160	1,541
Income taxes payable	—	1,447
Other	2,065	1,947
	$8,638	$13,861

6.	Credit Facility

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

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of June 30, 2019, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating Lease Cost	$232	$463
Finance Lease Cost
Amortization of right-of use assets	113	152
Interest on lease liabilities	9	13
Total Finance Lease Cost	$122	$165

Lease cost for the three and six months ended June 30, 2018 was $388 and $730.

Supplemental cash flow information related to leases is as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$230	$458
Operating cash flows from financing leases	10	13
Financing cash flows from financing leases	89	124
Non-cash activity
Right-of-use assets obtained in exchange for operating lease obligations	-	240
Right-of-use assets obtained in exchange for finance lease obligations	82	1,249

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating Leases
Right-of-use assets	$3,685

Current lease liabilities	746
Non-current lease liabilities	3,266
Total operating lease liabilities	$4,012

Finance Leases
Right-of-use assets	$1,462

Current lease liabilities	448
Non-current lease liabilities	930
Total finance lease liabilities	$1,378

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	5.11
Weighted-average remaining lease term—finance leases	3.46

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.24%
Weighted-average discount rate—finance leases	2.86%

As of June 30, 2019, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2019 (excluding the six months ended June 30, 2019)	$240	$465
2020	454	957
2021	325	928
2022	324	903
2023	94	543
Thereafter	4	815
Total Minimum Lease Payments	1,441	4,611
Less: imputed interest	(63)	(599)
Present Value of Lease Liabilities	$1,378	$4,012

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$903
2020	902
2021	877
2022	850
2023	506
Thereafter	737
$4,775

8.	Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378
Common stock issued upon exercise of options	4	—	22	—	—	22
Vesting of restricted stock and performance stock units	664	—	—	—	—	—
Purchase and retirement of common shares	(277)	—	(3,595)	—	—	(3,595)
Compensation cost for restricted stock	—	—	653	—	—	653
Compensation cost for stock option grants	—	—	324	—	—	324
Compensation cost for performance stock units	—	—	254	—	—	254
Net loss	—	—	—	—	(3,258)	(3,258)
Currency translation adjustments				2,232		2,232
Unrealized gain on marketable securities	—	—	—	497	—	497
Balance at March 31, 2019	61,667	$—	$398,931	$(15,977)	$(102,447)	$280,507
Common stock issued upon exercise of options	18	—	147	—	—	147
Vesting of restricted stock and performance stock units	51	—	—	—	—	—
Purchase and retirement of common shares	(11)	—	(109)	—	—	(109)
Compensation cost for restricted stock	—	—	874	—	—	874
Compensation cost for stock option grants	—	—	311	—	—	311
Compensation cost for performance stock units	—	—	(569)	—	—	(569)
Net income	—	—	—	—	4,398	4,398
Currency translation adjustments				2,476		2,476
Unrealized gain on marketable securities	—	—	—	186	—	186
Balance at June 30, 2019	61,725	$—	$399,585	$(13,315)	$(98,049)	$288,221

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	60,662	$—	$387,931	$(10,340)	$(119,510)	$258,081

Adoption of ASU 2014-9					(75)	(75)
Common stock issued upon exercise of options	133	—	974	—	—	974
Vesting of restricted stock and performance stock units	407	—	—	—	—	—
Purchase and retirement of common shares	(149)	—	(2,959)	—	—	(2,959)
Compensation cost for restricted stock	—	—	3,626	—	—	3,626
Compensation cost for stock option grants	—	—	900	—	—	900

Compensation cost for performance stock units	—	—	2,957	—	—	2,957
Net loss	—	—	—	—	(2,119)	(2,119)
Currency translation adjustments				(2,154)		(2,154)
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Balance at March 31, 2018	61,053	$—	$393,429	$(13,006)	$(121,704)	$258,719
Adoption of ASU 2014-9						—
Common stock issued upon exercise of options	29	—	222	—	—	222
Vesting of restricted stock and performance stock units	106	—	—	—	—	—
Purchase and retirement of common shares	(14)	—	(212)	—	—	(212)
Compensation cost for restricted stock	—	—	1,419	—	—	1,419
Compensation cost for stock option grants	—	—	475	—	—	475

Compensation cost for performance stock units	—	—	1,885	—	—	1,885
Net income	—	—	—	—	4,121	4,121
Currency translation adjustments				(1,652)		(1,652)
Unrealized gain on marketable securities	—	—	—	194	—	194
Balance at June 30, 2018	61,174	$—	$397,218	$(14,464)	$(117,583)	$265,171

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

Total compensation cost related to stock options for the six months ended June 30, 2019 and 2018 was $635 and $1,375 respectively.

Compensation cost of $1,527 and $5,045 related to restricted shares was recognized during the six months ended June 30, 2019 and 2018, respectively.  In connection with the vesting of restricted shares during the six months ended June 30, 2019 and 2018, we purchased and immediately retired 288 and 163 shares with aggregate values of $3,704 and $3,171, respectively, in satisfaction of minimum tax withholding obligations.

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

Compensation cost of $(315) and $4,842 related to PSUs was recognized during the six months ended June 30, 2019 and 2018, respectively.

Modification of Grants

Stock compensation costs for the three and six months ended June 30, 2018 include the additional expense associated with modifications of existing grants held by our retired President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  These additional costs were $2,188 and $8,039 during the three and six months ended June 30, 2018, respectively, and are included in general and administrative expenses in the accompanying consolidated statement of income.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the six months ended June 30, 2019 and 2018.
9.	Income Taxes

During the three and six months ended June 30, 2019, we recorded income tax expense of $1,411 and $1,382, respectively. During the three and six months ended June 30, 2018, we recorded tax expense of $2,173 and $4,206, respectively.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of June 30, 2019 and December 31, 2018 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both June 30, 2019 and December 31, 2018 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three and six month period ended June 30, 2019.
10.	Commitments and Contingencies

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.
11.	Transition Costs

In January 2018, we announced the retirement of Douglas A. Michels, our then President and CEO, and Ronald H. Spair, our then CFO and Chief Operating Officer.  Stephen S. Tang, Ph.D., who served as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018. Dr. Tang replaced Mr. Michels, who retired as President and CEO, and as a member of the Board, on March 31, 2018.  In addition, Roberto Cuca was appointed as the Company’s new CFO, effective June 8, 2018. Mr. Cuca replaced Mr. Spair, who retired as CFO and Chief Operating Officer, and as a member of our Board of Directors, on that same date. Charges associated with these transitions were $2,188 and $8,628 during the three and six months ended June 30, 2018 and are included in general and administrative expenses in the accompanying consolidated statement of income. These charges primarily reflect non-cash charges associated with modifications to existing stock grants held by the retiring executives and expenses associated with the onboarding of the Company’s new President and CEO.  No related transition costs were recorded during the three and six months ended June 30, 2019.
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

Operating income (loss) for the three and six months ended June 30, 2018 has been modified to conform to the classification of the intercompany service fee presentation for 2019.  Beginning with the first quarter of 2019, we have included the fees for intercompany services in our segment operating income (loss) in order to more accurately reflect the results of each segment.

The following table summarizes operating segment information for the three and six months ended June 30, 2019 and 2018, and asset information as of June 30, 2019 and December 31, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
OSUR	$20,372	$24,341	$38,605	$46,365
DNAG	18,454	19,284	30,343	39,247
Total	$38,826	$43,625	$68,948	$85,612
Operating income (loss):
OSUR	$14	$(2,666)	$(3,485)	$(11,310)
DNAG	5,271	8,224	4,959	16,370
Total	$5,285	$5,558	$1,474	$5,060
Depreciation and amortization:
OSUR	$844	$993	$1,666	$2,004
DNAG	1,040	885	1,944	1,742
Total	$1,884	$1,878	$3,610	$3,746
Capital expenditures:
OSUR	$1,616	$1,358	$3,545	$2,774
DNAG	1,269	1,229	1,968	1,710
Total	$2,885	$2,587	$5,513	$4,484

	June 30, 2019	December 31, 2018
Total assets:
OSUR	$173,390	$190,178
DNAG	154,075	125,393
Total	$327,465	$315,571

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”). DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome and tuberculosis markets and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

Current Consolidated Financial Results

During the six months ended June 30, 2019, our consolidated net revenues decreased 19% to $68.9 million, compared to $85.6 million for the six months ended June 30, 2018. Net product revenues during the six months ended June 30, 2019 decreased 15% when compared to the first half of 2018, primarily due to lower sales of our genomics and OraQuick® HIV products. Partially offsetting these decreases were higher sales of our microbiome and OraQuick® HCV products and higher cryosurgical systems sales. Other revenues for the first half of 2019 were $3.3 million compared to $8.5 million in the same period of 2018. Other revenues in the first half of 2019 consisted of royalty income of $2.2 million and other revenues of $1.1 million associated with funded research and development, reimbursement of certain costs under our charitable support agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”), and grant revenue. Other revenues in the first half of 2018 consisted of royalty income of $3.7 million and $4.8 million of other revenue associated with funded research and development and cost reimbursement from the Gates Foundation.

Our consolidated net income for the six months ended June 30, 2019 was $1.1 million, or $0.02 per share on a fully diluted basis, compared to consolidated net income of $2.0 million, or $0.03 per share on a fully diluted basis, for the six months ended June 30, 2018. Results in the first half of 2019 included $1.5 million of a non-cash pre-tax charge associated with the change in the fair value of our acquisition-related contingent consideration and $597,000 of acquisition-related transaction costs.  The combined impact of these charges reduced earnings per share by approximately $0.03. Results for the first half of 2018 included $8.6 million of management transition costs associated with the 2018 retirement of Douglas A. Michels, our then President and Chief Executive Officer (“CEO”), and Ronald H. Spair, our then Chief Financial Officer (“CFO”) and Chief Operating Officer, and the appointment of their successors, which approximated $0.14 per share.

Cash provided by operating activities for the six months ended June 30, 2019 was $4.7 million. Cash provided by operating activities during the six months ended June 30, 2018 was $13.9 million. As of June 30, 2019, we had $186.6 million in cash, cash equivalents, and available-for-sale securities, compared to $201.3 million at December 31, 2018.

Results of Operations

Three months ended June 30, 2019 compared to June 30, 2018

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2019	2018	% Change	2019	2018
OSUR	$19,963	$21,626	(8)%	51%	50%
DNAG	17,304	17,192	1	45	39
Net product revenues	37,267	38,818	(4)	96	89
Other	1,559	4,807	(68)	4	11
Net revenues	$38,826	$43,625	(11)%	100%	100%

Consolidated net product revenues decreased 4% to $37.3 million in the second quarter of 2019 from $38.8 million in the comparable period of 2018. Lower sales of our OraQuick® HIV and genomics products and lower international sales of our OraQuick® HCV test were partially offset by higher sales of cryosurgical system products, higher microbiome sales and higher domestic sales of our OraQuick® HCV test. Other revenues for the second quarter of 2019 were $1.6 million compared to $4.8 million in the same period of 2018.  Other revenues in the second quarter of 2019 included $1.1 million in royalty income earned under a litigation settlement agreement and $445,000 in research and development funding and grant revenue. Other revenues in the second quarter of 2018 consisted of $2.1 million in royalty income and $2.7 million in research and development funding and cost reimbursement from the Gates Foundation.

Consolidated net revenues derived from products sold to customers outside of the United States were $10.9 million and $11.6 million, or 28% and 27% of total net revenues, in the second quarters of 2019 and 2018, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment during the second quarters of 2019 and 2018.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2019	2018	% Change	2019	2018
Infectious disease testing	$13,348	$15,919	(16)%	66%	65%
Risk assessment testing	3,097	3,315	(7)	15	14
Cryosurgical systems	3,518	2,392	47	17	10
Net product revenues	19,963	21,626	(8)	98	89
Other	409	2,715	(85)	2	11
Net revenues	$20,372	$24,341	(16)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 16% to $13.3 million in the second quarter of 2019 from $15.9 million in the second quarter of 2018. This decrease resulted from lower domestic and international sales of our OraQuick® HIV products and lower international sales of our professional OraQuick® HCV products, partially offset by higher domestic sales of our professional OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the second quarters of 2019 and 2018.

	Three Months Ended June 30,
Market	2019	2018	% Change
Domestic HIV	$4,460	$5,189	(14)%
International HIV	5,422	7,397	(27)
Net HIV revenues	9,882	12,586	(21)
Domestic HCV	2,102	1,730	22
International HCV	983	1,473	(33)
Net HCV revenues	3,085	3,203	(4)
Net OraQuick® revenues	$12,967	$15,789	(18)%

Domestic OraQuick® HIV sales decreased 14% to $4.5 million for the three months ended June 30, 2019 from $5.2 million for the three months ended June 30, 2018. This decrease was primarily the result of reduced sales of our professional product due to price competition and competition from fourth generation automated HIV immunoassays performed in a laboratory and customer ordering patterns.

International sales of our OraQuick® HIV test during the second quarter of 2019 decreased 27% to $5.4 million for the three months ended June 30, 2019 from $7.4 million for the three months ended June 30, 2018. This decrease was largely due to the timing of orders of our OraQuick® HIV Self-Test placed by our customers in Africa, partially offset by higher sales of this product into Asia and certain parts of Europe. Product revenues in the second quarter of 2019 and 2018 included approximately $1.1 million and $1.7 million, respectively, of support payments under the charitable support agreement with the Gates Foundation.

Domestic OraQuick® HCV sales increased 22% to $2.1 million in the second quarter of 2019 from $1.7 million in the second quarter of 2018 primarily due to increased government funding that allowed for the expansion of existing HCV programs and the addition of new programs as well as customer ordering patterns.

International OraQuick® HCV sales decreased 33% to $983,000 in the second quarter of 2019 from $1.5 million in the second quarter of 2018 due to the timing of customer orders.

Risk Assessment Market

Sales to the risk assessment market decreased 7% to $3.1 million in the second quarter of 2019 compared to $3.3 million in the second quarter of 2018 due to the continued reduction in pre-employment drug screening as employers move to more questionnaire-based evaluations for new employees.

Cryosurgical Market

Sales of our cryosurgical products increased 47% to $3.5 million in the second quarter of 2019 from $2.4 million in the second quarter of 2018 due to higher sales in the international over-the-counter markets and the domestic professional market.

Other revenues

Other revenues in the second quarter of 2019 decreased 85% to $409,000 from $2.7 million in the second quarter of 2018. Revenue associated with funding of our research and development efforts decreased to $409,000 in the second quarter of 2019 compared to $1.9 million in the second quarter of 2018 as a result of the completion of our contract with the Biomedical Advanced Research Development Authority (“BARDA”) associated with the development of our Zika product and due to lower spend on the development of our Ebola product as the project reaches completion. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the commercial demand for this product, the scope of the work covered by this contract was reduced and substantially completed in the first quarter of 2019. Other revenues in the second quarter of 2018 also included $795,000 in reimbursement of certain costs under our charitable support agreement with the Gates Foundation, which are separate from the above-referenced support payments received under the agreement included in product revenues. There were no similar revenues in the second quarter of 2019.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products decreased 4% to $18.5 million in the second quarter of 2019 from $19.3 million in the second quarter of 2018.

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) during the second quarters of 2019 and 2018.

	Three Months Ended June 30,
Market	2019	2018	% Change
Genomics	$14,221	$15,368	(7)%
Microbiome	2,975	1,824	63
Other product revenues	108	—	100
Net molecular collection systems product and service revenues	$17,304	$17,192	1
Other	1,150	2,092	(45)
Net molecular collection systems revenues	$18,454	$19,284	(4)%

Sales of our genomics products decreased 7% to $14.2 million in the second quarter of 2019 compared to $15.4 million in the second quarter of 2018, largely due to lower customer demand, primarily from a large consumer genomics customer that changed its promotional tactics resulting in a change in purchasing patterns.

Microbiome sales increased 63% to $3.0 million in the second quarter of 2019 compared to $1.8 million in the second quarter of 2018 largely due to the inclusion of laboratory service revenues generated by our newly acquired subsidiary, CoreBiome, and increased product sales.

Other product revenues represent sales of our Colli-Pee product sold by our newly acquired subsidiary, Novosanis.

Other revenues in the second quarter of 2019 decreased 45% to $1.2 million from $2.1 million in the second quarter of 2018 largely as a result of lower royalty income partially offset by funded research and development and grant revenues recognized by Novosanis and CoreBiome. Royalty income decreased to $1.1 million in the second quarter of 2019 compared to $2.1 million in the second quarter of 2018.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 64% for the second quarter of 2019 compared to 59% for the second quarter of 2018. Gross profit percentage in the second quarter of 2019 benefited from improved product mix associated with an increase in higher gross profit percentage product sales and lower royalty expense, partially offset by the decrease in other revenues and lower margins generated by CoreBiome and Novosanis.

Consolidated operating income for the second quarter of 2019 was $5.3 million, a $273,000 decrease from the $5.6 million of operating income reported in the second quarter of 2018. Our results for the second quarter of 2019 were negatively impacted by the lower revenues and the inclusion of certain acquisition-related expenses including a $249,000 non-cash charge related to the fair value change of our contingent consideration and the incremental operating expenses incurred by CoreBiome and Novosanis. These increased expenses were partially offset by the absence of $2.2 million of transition costs associated with our 2018 executive management changes which did not reoccur in the second quarter of 2019.

OPERATING INCOME BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income.  Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.  For this reason, the intercompany service fees were not reflected in our prior year segment results discussion.  However, beginning in 2019 the intercompany service fees have been included in each segments results in order to more accurately reflect the results of each segment.  2018 results have be modified to confirm to this presentation.

OSUR Segment

OSUR’s gross profit percentage was 59% in the second quarter of 2019 compared to 55% in the second quarter of 2018. The positive impact of lower royalty expense in the second quarter of 2019 resulting from the expiration of the associated license agreement in 2018 and an improved product mix associated with an increase in higher gross profit percentage product sales was partially offset by a decrease in other revenues that contribute 100% to the gross profit percentage.

Research and development expenses decreased 18% to $2.8 million in the second quarter of 2019 from $3.5 million in the second quarter of 2018 due to the elimination of spending for the development of our Zika project which was completed in early 2019 and lower spending related to our Ebola product which is approaching the end phases of the project, partially offset by increased staffing costs and consulting expenses. Sales and marketing expenses remained consistent at $5.0 million in the second quarter of 2019 and 2018. General and administrative expenses decreased 46% to $4.1 million in the second quarter of 2019 compared to $7.7 million in the second quarter of 2018 largely due to the absence of $2.2 million of transition costs associated with executive management changes which occurred in the second quarter of 2018 and did not reoccur in the second quarter of 2019, a reversal of stock-based compensation expense associated with performance stock grants, and an increase in fees for intercompany services provided by OSUR to DNAG which reduced general and administrative expenses.

All of the above contributed to OSUR’s second quarter 2019 operating income of $14,000, which included non-cash charges of $844,000 for depreciation and amortization and $403,000 for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 70% in the second quarter of 2019 compared to 64% in the second quarter of 2018. This increase was attributable to improved product mix associated with an increase in higher gross profit percentage product sales partially offset by the decline in other revenues which contribute 100% to the gross profit percentage and lower margins generated by CoreBiome and Novosanis.

Research and development expenses increased 112% to $1.7 million in the second quarter of 2019 from $803,000 in the second quarter of 2018 due to higher staffing costs, higher lab supply and consulting costs in support of bioinformatics and new product initiatives, and the inclusion of research and development expense incurred by CoreBiome and Novosanis. Sales and marketing expenses increased 10% to $2.6 million in the second quarter of 2019 from $2.4 million in the second quarter of 2018 largely due to the inclusion of CoreBiome and Novosanis expenses, partially offset by lower staffing costs. General and administrative expenses increased 218% to $3.1 million in the second quarter of 2019 compared to $982,000 in the second quarter of 2018 largely due to an increase in fees for intercompany services provided by OSUR to DNAG, the inclusion of CoreBiome and Novosanis general and administrative expenses, and increased staffing and consulting costs.

All of the above contributed to DNAG’s second quarter 2019 operating income of $5.3 million, which included non-cash charges of $249,000 for the change in the fair value of acquisition-related contingent consideration, $1.0 million for depreciation and amortization, and $212,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2019, $9,000 of state income tax expense was recorded as compared to $0 for the three months ended June 30, 2018. For the three months ended June 30, 2019, foreign tax expense of $1.4 million was recorded as compared to income tax expense of $2.2 million recorded for the three months ended June 30, 2018. The decrease in the foreign income tax expense was directly related to the decrease in income before taxes generated by DNAG and the results generated by Novosanis.

Six months ended June 30, 2019 compared to June 30, 2018

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2019	2018	% Change	2019	2018
OSUR	$37,713	$41,583	(9)%	55%	48%
DNAG	27,886	35,553	(22)	40	42
Net product revenues	65,599	77,136	(15)	95	90
Other	3,349	8,476	(60)	5	10
Net revenues	$68,948	$85,612	(19)%	100%	100%

Consolidated net product revenues decreased 15% to $65.6 million in the first six months of 2019 from $77.1 million in the same period of 2018 due to lower sales of our genomics and OraQuick® HIV products. Partially offsetting these decreases were higher sales of our microbiome and OraQuick® HCV products and higher cryosurgical systems sales. Other revenues in the first six months of 2019 were $3.3 million compared to $8.5 million in the same period of 2018.  Other revenues in the first half of 2019 included $2.2 million in royalty income earned under a litigation settlement agreement and $1.1 million in research and development funding, reimbursement of certain costs under our charitable support agreement with Gates Foundation, and grant revenue.  Other revenues in the first half of 2018 consisted of $3.7 million in royalty income and $4.8 million in research and development funding and cost reimbursement from Gates Foundation.

Consolidated net revenues derived from products sold to customers outside of the United States were $20.5 million and $22.6 million, or 30% and 26% of total net revenues, during the six months ended June 30, 2019 and 2018, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2019	2018	% Change	2019	2018
Infectious disease testing	$25,686	$30,090	(15)%	67%	65%
Risk assessment testing	5,934	6,316	(6)	15	14
Cryosurgical systems	6,093	5,177	18	16	11
Net product revenues	37,713	41,583	(9)	98	90
Other	892	4,782	(81)	2	10
Net revenues	$38,605	$46,365	(17)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 15% to $25.7 million for the six months ended June 30, 2019 from $30.1 million for the six months ended June 30, 2018. This decrease resulted from lower sales of our OraQuick® HIV products partially offset by higher sales of our OraQuick® HCV product.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
Market	2019	2018	% Change
Domestic HIV	$8,765	$10,234	(14)%
International HIV	9,423	13,067	(28)
Net HIV revenues	18,188	23,301	(22)
Domestic HCV	3,930	3,358	17
International HCV	2,440	2,138	14
Net HCV revenues	6,370	5,496	16
Net OraQuick® revenues	$24,558	$28,797	(15)%

Domestic OraQuick® HIV sales decreased 14% to $8.8 million for the six months ended June 30, 2019 from $10.2 million for the six months ended June 30, 2018. This decrease was primarily the result of reduced sales of our professional product due to price competition and competition from fourth generation automated HIV immunoassays performed in a laboratory and customer ordering patterns.

International sales of our OraQuick® HIV test during the first half of 2019 decreased 28% to $9.4 million for the six months ended June 30, 2019 from $13.1 million for the six months ended June 30, 2018. This decrease was largely due to the timing of orders of our OraQuick® HIV Self-Test placed by our customers in Africa, partially offset by higher sales of this product in Asia and Europe.  Product revenues in the first half of 2019 and 2018 included approximately $1.8 million and $2.7 million, respectively, of support payments under the charitable support agreement with the Gates Foundation.

Domestic OraQuick® HCV sales increased 17% to $3.9 million in the first half of 2019 from $3.4 million in the first half of 2018 primarily due to increased government funding that allowed for expansion of existing HCV programs and the addition of new programs as well as due to customer ordering patterns.

International OraQuick® HCV sales increased 14% to $2.4 million in the first six months of 2019 from $2.1 million in the first six months of 2018, due to the continued expansion in Asia.

Risk Assessment Market

Sales to the risk assessment market slightly decreased 6% to $5.9 million in the first half of 2019 compared to $6.3 million in the first half of 2018 due to the continued reduction in pre-employment drug screening as employers move to more questionnaire-based evaluations for new employees.

Cryosurgical Market

Sales of our cryosurgical products increased 18% to $6.1 million in the first six months of 2019 from $5.2 million in the first six months of 2018 primarily due to higher sales in the international over-the-counter market.

Other revenues

Other revenues in the first half of 2019 decreased 81% to $892,000 from $4.8 million in the first half of 2018. Revenue associated with funding of our research and development efforts decreased to $774,000 in the first half of 2019 compared to $3.5 million in the first half of 2018 as a result of the completion of our contract with the Biomedical Advanced Research Development Authority (“BARDA”) associated with the development of our Zika product and due to lower spend on the development of our Ebola product as the project reaches completion. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the commercial demand for this product, the scope of the work covered by this contract was reduced and substantially completed in the first quarter of 2019. Other revenues in the first halves of 2019 and 2018 also included $118,000 and $1.3 million in reimbursement of certain costs under our charitable support agreement with the Gates Foundation, which are separate from the above-referenced support payments received under the agreement included in product revenues.

DNAG Segment

Molecular Collection Systems

Sales of our molecular collection systems products decreased 23% to $30.3 million in the first six months of 2019 from $39.2 million in the first six months of 2018.

	Six Months Ended June 30,
Market	2019	2018	% Change
Genomics	$22,269	$32,456	(31)%
Microbiome	5,300	3,097	71
Other product revenues	317	-	N/A
Net molecular collection systems product and service revenues	$27,886	$35,553	(22)
Other	2,457	3,694	(33)
Net molecular collection systems revenues	$30,343	$39,247	(23)%

Sales of our genomics products decreased 31% in the first half of 2019 compared to the first half of 2018, largely due to lower customer demand, primarily from a large consumer genomics customer that changed its promotional tactics resulting in a change in purchasing patterns.

Microbiome sales increased 71% to $5.3 million in the first half of 2019 compared to $3.1 million in the first half of 2018 largely due to the inclusion of laboratory service revenues generated by our newly acquired subsidiary, CoreBiome, and increased product sales to two large clinical research organizations.

Other product revenues represent sales of our Colli-Pee product sold by our newly acquired subsidiary, Novosanis.

Other revenues in the first half of 2019 decreased 33% to $2.5 million from $3.7 million in the first half of 2018 largely as a result of lower royalty income partially offset by funded research and development and grant revenues recognized by Novosanis and CoreBiome. Royalty income decreased to $2.2 million in the first six months of 2019 compared to $3.7 million in 2018.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 63% for the first half of 2019 compared to 59% for the first half of 2018. Gross profit percentage in the first half of 2019 benefited from improved product mix associated with an increase in higher gross profit percentage product sales and lower royalty expense, partially offset by the decrease in other revenues and the lower margins generated by CoreBiome and Novosanis.

Consolidated operating income for the first half of 2019 was $1.5 million, a $3.6 million decline from the $5.1 million of operating income reported in the first half of 2018. Our results in the first half of 2019 were negatively impacted by the lower revenues and the inclusion of certain acquisition-related expenses including a $1.5 million non-cash charge related to the fair value change of our contingent consideration and $597,000 of transaction costs and the incremental operating expenses incurred by CoreBiome and Novosanis. These increased expenses were partially offset by the absence of $8.6 million of transition costs associated with our 2018 executive management changes which did not reoccur in 2019.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income.  Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.  For this reason, the intercompany service fees were not reflected in our prior year segment results discussion.  However, beginning in 2019 the intercompany service fees have been included in each segments results in order to more accurately reflect the results of each segment. 2018 results have be modified to confirm to this presentation.

OSUR Segment

OSUR’s gross profit percentage was 57% in the first half of 2019 compared to 55% in the first half of 2018. The positive impact of lower royalty expense in the first half of 2019 resulting from the expiration of the associated license agreement in 2018 and an improved product mix associated with an increase in higher gross profit percentage product sales was partially offset by a decrease in other revenues that contribute 100% to the gross profit percentage.

Research and development expenses decreased 18% to $5.5 million in the first half of 2019 from $6.8 million in the first half of 2018 due to the elimination of spending for the development of our Zika project which was completed in early 2019 and lower spending related to our Ebola product which is approaching the end phases of the project, partially offset by increased staffing costs and consulting expenses. Sales and marketing expenses decreased 3% to $9.6 million in the first half of 2019 from $9.9 million in the first half of 2018 due to lower staffing, advertising, and commission costs, partially offset by higher consulting expenses. General and administrative expenses decreased 49% to $10.2 million in the first half of 2019 compared to $20.1 million in the first half of 2018 largely due to the absence of $8.6 million of transition costs associated with executive management changes which occurred in the first half of 2018 and did not reoccur in 2019, a reversal of stock compensation expense associated with performance stock grants, and an increase in fees for intercompany services provided by OSUR to DNAG which reduced general and administrative expenses.

All of the above contributed to OSUR’s operating loss of $3.5 million in the first half of 2019, which included non-cash charges of $1.7 million for depreciation and amortization and $1.5 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 70% in the first half of 2019 compared to 63% in the first half of 2018. This increase was attributable to improved product mix associated with an increase in higher gross profit percentage product sales partially offset by the decline in other revenues which contribute 100% to the gross profit percentage and the lower margins generated by CoreBiome and Novosanis.

Research and development expenses increased 114% to $3.4 million in the first half of 2019 from $1.6 million in the first half of 2018 due to higher staffing costs, higher lab supply costs, and the inclusion of research and development expense incurred by CoreBiome and Novosanis. Sales and marketing expenses increased 7% to $5.3 million in the first half of 2019 from $5.0 million in the first half of 2018 largely due to the inclusion of CoreBiome and Novosanis expenses, partially offset by lower staffing costs. General and administrative expenses increased 208% to $6.0 million in the first half of 2019 compared to $1.9 million in the first half of 2018 largely due to an increase in fees for intercompany services provided by OSUR to DNAG, the inclusion of CoreBiome and Novosanis general and administrative expenses, and increased staffing, consulting, and legal costs.

All of the above contributed to DNAG’s operating income of $5.0 million in the first half of 2019 which included non-cash charges of $1.5 million for the change in the fair value of acquisition-related contingent consideration, $1.9 million for depreciation and amortization, and $367,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the six months ended June 30, 2019, $12,000 of state income tax expense was recorded as compared to $0 in the six months ended June 30, 2018. For the six months ended June 30, 2019, a foreign tax expense of $1.4 million was recorded as compared to income tax expense of $4.2 million recorded for the six months ended June 30, 2018. The decrease in the foreign income tax expense was directly related to the decrease in income before taxes generated by DNAG and the results generated by Novosanis.

Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$72,567	$88,438
Available for sale securities	114,001	112,886
Working capital	179,307	191,332

Our cash and cash equivalents and available-for-sale securities decreased to $186.6 million at June 30, 2019 from $201.3 million at December 31, 2018. Our working capital decreased to $179.3 million at June 30, 2019 from $191.3 million at December 31, 2018.

During the first half of 2019, we generated $4.7 million in cash from operating activities. Our net income of $1.1 million included non-cash charges for depreciation and amortization expense of $3.6 million, the change in the estimated fair value of acquisition-related contingent consideration of $1.5 million, and stock-based compensation expense of $1.8 million, as well as other non-cash benefits of $89,000. Additional sources of cash included a $6.2 million decrease in accounts receivable as a result of the collection of large outstanding balances, a $632,000 decrease in prepaid expenses and other assets and a $301,000 increase in deferred revenue. Offsetting these sources of cash were a decrease in accrued expenses and other liabilities of $8.3 million largely due to the submission of tax payments to the Canadian taxing authorities and payment of our 2018 management incentive bonuses and an increase in inventory of $2.3 million in order to meet contractual obligations associated with our HCV raw materials.

Net cash used in investing activities was $18.4 million for the six months ended June 30, 2019, which reflects $55.3 million used to purchase investments, $13.2 million to acquire CoreBiome and Novosanis, and $5.5 million to acquire property and equipment, partially offset by $55.6 million in proceeds from the maturities and redemptions of investments.

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2019, which resulted from $3.7 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares and $724,000 to pay-off loans which were assumed in the acquisition of Novosanis.

On March 29, 2019, we terminated our credit agreement with a commercial bank, which was initially entered into on September 30, 2016 (as amended in December 2017) and had a maturity date of September 30, 2019. The credit agreement was terminated because of our strong cash position and the availability of alternative financing sources, which, if needed would be more suited to our business needs.  There were no borrowings outstanding at December 31, 2018 or at the time of termination of the credit agreement.

Our current balances of cash and cash equivalents and available-for-sale securities are expected to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $81.6 million or 44% of our $186.6 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2018 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there were no significant changes to this information, including the absence of any off-balance sheet arrangements, except for our obligation under the CoreBiome and Novosanis purchase agreements, which may require us to pay up to an additional $32.4 million of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including meeting certain revenue targets, the execution of a large customer contract, and the development of certain new technology.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. During the first six months of 2019, there were no material changes in our critical accounting policies, other than those associated with our business combinations which are described below.

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

As of June 30, 2019, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 4.2% of our total revenues for the six months ended June 30, 2019. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the EURO.  Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $125.7 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of June 30, 2019. A 10% unfavorable change in the Canadian-to-U.S. dollar and EURO-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $11.1 million in the six months ended June 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as provided below, there have been no material changes to the risk factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in the Genomics Market May Adversely Affect our Business.

The genomics market has been the largest component of our overall molecular business segment for some time and the major driver of this market has been ancestry testing which offers products and services to consumers to provide them with genealogical information.  The ancestry market is maturing and sales to this market have declined in recent periods.  Our genomics revenues have recently been reduced, primarily due to a change in promotional strategies and purchasing patterns by our largest customer which serves the consumer ancestry and genetic testing market.  This trend in the ancestry testing market is continuing and is expected to continue to adversely affect our revenues and results of operations.

In an effort to increase our molecular revenues, we have devoted increasing time and attention to expanding sales internationally, including in the Asia-Pacific and other markets.  While we believe these new markets represent large growth opportunities, there is no assurance that we will be successful in capitalizing on these opportunities or that we will be able to increase our international product sales consistent with our expectations.  Factors that include, but are not limited to, the market acceptance of our products, available funding, cost containment strategies implemented by customers, increasing competition and regulatory constraints could limit sales of our genomics products into these international markets.  To the extent that we are unsuccessful or limited in expanding our business in the Asia-Pacific or other new markets, our revenues and results of operations could be negatively affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
April 1, 2019 - April 30, 2019	2,929	(3)	$9.60	—	11,984,720
May 1, 2019 - May 31, 2019	8,224	(3)	9.88	—	11,984,720
June 1, 2019 - June 30, 2019	—	(3)	—	—	11,984,720
	11,153			—

(1)

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.

(2)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.
(3)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1*	Description of OraSure Technologies, Inc. 2019 Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 8, 2019.

10.2*	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed May 23, 2019.

31.1**	Certification of Stephen S. Tang required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2**	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1**

Certification of Stephen S. Tang required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2**

Certification of Roberto Cuca required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensation plan arrangement.

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: August 7, 2019	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: August 7, 2019	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)