Form 10-Q
period 2019-09-30
ORASURE TECHNOLOGIES INC
filed 2019-11-08
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2019, the registrant had 61,726,370 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$85,465	$88,438
Short-term investments	78,215	68,134
Accounts receivable, net of allowance for doubtful accounts of $2,501 and $418	27,764	34,842
Inventories	25,040	22,888
Prepaid expenses	1,830	1,925
Other current assets	4,966	3,085
Total current assets	223,280	219,312
Noncurrent Assets:
Property, plant and equipment, net	29,045	24,299
Operating right-of-use assets, net	3,574	—
Finance right-of-use assets, net	1,276	—
Intangible assets, net	11,577	5,137
Goodwill	28,935	18,521
Long-term investments	37,563	44,752
Other noncurrent assets	3,971	3,550
Total noncurrent assets	115,941	96,259
TOTAL ASSETS	$339,221	$315,571
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,783	$10,598
Deferred revenue	3,940	3,521
Accrued expenses and other current liabilities	10,974	13,861
Finance lease liability	439	—
Operating lease liability	761	—
Acquisition-related contingent consideration obligation	3,039	—
Total current liabilities	28,936	27,980
Noncurrent Liabilities:
Finance lease liability	829	—
Operating lease liability	3,053	—
Acquisition-related contingent consideration obligation	385	—
Other noncurrent liabilities	3,575	3,312
Deferred income taxes	1,078	901
Total noncurrent liabilities	8,920	4,213
TOTAL LIABILITIES	37,856	32,193
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 61,726 and 61,276 shares issued and outstanding	—	—
Additional paid-in capital	401,014	401,273
Accumulated other comprehensive loss	(14,678)	(18,706)
Accumulated deficit	(84,971)	(99,189)
Total stockholders' equity	301,365	283,378
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,221	$315,571

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUES:
Products and services	$35,299	$43,450	$100,898	$120,586
Other	690	2,435	4,039	10,911
	35,989	45,885	104,937	131,497
COST OF PRODUCTS SOLD	14,343	17,340	40,193	52,590
Gross profit	21,646	28,545	64,744	78,907
OPERATING EXPENSES:
Research and development	4,619	3,855	13,525	12,191
Sales and marketing	8,955	7,304	23,937	22,232
General and administrative	7,556	6,529	23,748	28,567
Change in the estimated fair value of acquisition-related contingent consideration	(2,387)	—	(843)	—
Gain on sale of business	(10,149)	—	(10,149)	—
	8,594	17,688	50,218	62,990
Operating income	13,052	10,857	14,526	15,917
OTHER INCOME	1,195	510	2,243	1,658
Income before income taxes	14,247	11,367	16,769	17,575
INCOME TAX EXPENSE	1,169	3,271	2,551	7,477
NET INCOME	$13,078	$8,096	$14,218	$10,098
EARNINGS PER SHARE:
BASIC	$0.21	$0.13	$0.23	$0.17
DILUTED	$0.21	$0.13	$0.23	$0.16
SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	61,726	61,208	61,656	61,059
DILUTED	62,143	62,606	62,172	62,539

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$13,078	$8,096	$14,218	$10,098
OTHER COMPREHENSIVE INCOME
Currency translation adjustments	(1,557)	1,783	3,151	(2,023)
Unrealized gain (loss) on marketable securities	194	(34)	877	(352)
COMPREHENSIVE INCOME	$11,715	$9,845	$18,246	$7,723

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$14,218	$10,098
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,283	12,526
Depreciation and amortization	5,532	5,588
Provision for doubtful accounts	2,083	(179)
Unrealized foreign currency (gain)/loss	272	(48)
Interest expense on finance leases	23	-
Deferred income taxes	(291)	(415)
Loss on sale of fixed assets	145	-
Gain on sale of business	(10,149)	-
Change in the estimated fair value of acquisition-related contingent consideration	(843)	-
Changes in assets and liabilities
Accounts receivable	5,730	9,011
Inventories	(3,255)	(649)
Prepaid expenses and other assets	1,438	615
Accounts payable	(1,042)	(2,179)
Deferred revenue	348	1,741
Accrued expenses and other liabilities	(6,654)	(11,302)
Net cash provided by operating activities	10,838	24,807
INVESTING ACTIVITIES:
Purchases of investments	(92,173)	(135,625)
Proceeds from maturities and redemptions of investments	91,451	124,071
Purchases of property and equipment	(7,961)	(5,938)
Acquisition of businesses, net of cash acquired	(13,217)	-
Proceeds from sale of business	12,000	-
Net cash used in investing activities	(9,900)	(17,492)
FINANCING ACTIVITIES:
Repayments of loans	(724)	-
Cash payments for lease liability	(253)	-
Proceeds from exercise of stock options	169	1,684
Repurchase of common stock	(3,711)	(3,181)
Net cash used in financing activities	(4,519)	(1,497)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	608	(541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,973)	5,277
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,438	72,869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,465	$78,146
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,470	$14,482
Non-cash investing and financing activities
Accrued property and equipment purchases	$477	$592
Unrealized gain (loss) on marketable securities	$877	$(352)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

Our business is composed of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays, and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets, and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also previously manufactured and sold medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products were sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia. We sold the assets associated with our cryosurgical systems business to a third party in August 2019.  See further discussion at Note 4.

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”).   DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome market and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the full year.

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

The following is a summary of our available-for-sale securities as of September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Guaranteed investment certificates	$24,181	$—	$—	$24,181
Corporate bonds	91,637	286	(326)	91,597
Total available-for-sale securities	$115,818	$286	$(326)	$115,778
December 31, 2018
Guaranteed investment certificates	$23,096	$—	$—	$23,096
Corporate bonds	90,707	—	(917)	89,790
Total available-for-sale securities	$113,803	$—	$(917)	$112,886
At September 30, 2019, maturities of our available-for-sale securities were as follows:
Less than one year	$78,271	$183	$(239)	$78,215
Greater than one year	$37,547	$103	$(87)	$37,563

Fair Value of Financial Instruments. As of September 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of September 30, 2019 and December 31, 2018.

Included in cash and cash equivalents at September 30, 2019 and December 31, 2018, was $18,790 and $21,631 invested in government money market funds and certificates of deposit. Both are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of September 30, 2019 and December 31, 2018 was $4,280 and $3,884, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in other assets with the same amount included in other liabilities in the accompanying consolidated balance sheets.

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

Inventories. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis, and consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$14,425	$14,092
Work in process	838	544
Finished goods	9,777	8,252
	$25,040	$22,888

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of September 30, 2019 and December 31, 2018 was $45,533 and $42,797, respectively.

Intangible Assets. Intangible assets consist of customer lists, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of September 30, 2019 and December 31, 2018 was $22,410 and $20,105, respectively. The change in intangibles from $5,137 as of December 31, 2018 to $11,577 as of September 30, 2019 is a result of intangibles acquired in our acquisitions of CoreBiome and Novosanis of $8,400 offset by foreign currency translation losses of $129 and $1,831 in amortization expense.

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

The increase in goodwill from $18,521 as of December 31, 2018 to $28,935 as of September 30, 2019 is a result of the additional goodwill associated with our acquisitions of CoreBiome and Novosanis of $9,994 and an increase of $420 associated with foreign currency translation. All acquired goodwill has been allocated to our DNAG segment.

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

The computations of basic and diluted earnings per share are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Net income	$13,078	$8,096	$14,218	$10,098
Weighted-average shares of common stock outstanding:
Basic	61,726	61,208	61,656	61,059
Dilutive effect of stock options, restricted stock, and performance stock units	417	1,398	516	1,480
Diluted	62,143	62,606	62,172	62,539
Earnings per share:
Basic	$0.21	$0.13	$0.23	$0.17
Diluted	$0.21	$0.13	$0.23	$0.16

For the three months ended September 30, 2019 and 2018, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 909 and 304 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.  For the nine months ended September 30, 2019 and 2018, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 709 and 256 shares, respectively, were similarly excluded from the computation of diluted earnings per share.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of income were $50 and $(375) for the three months ended September 30, 2019 and 2018, respectively. Net foreign exchange gains (losses) were $(875) and $(30) for the nine months ended September 30, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at September 30, 2019 consists of $14,638 of currency translation adjustments and $40 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio.  Accumulated other comprehensive loss at December 31, 2018 consists of $17,789 of currency translation adjustments and $917 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning in fiscal year 2020, with early adoption permitted beginning in fiscal year 2019. We are evaluating the impact this guidance will have on our consolidated financial statements.

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

During the nine months ended September 30, 2019, we incurred a total of $597 of acquisition-related costs, including success-based investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income.

Pursuant to our acquisition agreements, we may pay up to an additional $32,400 of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, the achievement of a large customer contract, and the development of certain new technology. The Company, with the assistance of an independent valuation specialist, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $4,350. The simulation calculates the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The change in the fair value of the contingent consideration obligation from $4,350 as of the acquisition date to $3,424 as of September 30, 2019 is a result of changes in our estimated revenue forecasts, offset by the probability associated with achieving a certain technical milestone. In October 2019, management agreed to settle the contingent consideration associated with one of the acquisition’s 2019 results for $3,500, which will result in an increase of approximately $500 in the fair market value of the related contingent consideration liability in the fourth quarter of 2019.

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

Revenues from CoreBiome primarily consist of microbiome laboratory services that utilize optimal analytical algorithms to deliver speed and scalability in the lab with precise analytics.  Revenues from Novosanis primarily consist of the sale of its Colli-Pee collection device which was designed for the standard collection of first-void urine used in the liquid biopsy and sexually transmitted infection screening market. For the three and nine months ended September 30, 2019, consolidated net revenues include combined revenues associated with the CoreBiome and Novosanis business were $1,437 and $3,482, respectively. Consolidated results from operations for the three and nine months ended September 30, 2019 included net income (loss) of $1,377 and $(1,142), respectively, generated from the combined companies since the acquisition date.  Effective as of January 4, 2019, the financial results of CoreBiome and Novosanis are included in our DNAG segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$35,989	$46,628	$104,937	$133,150
Net income	13,078	7,649	14,218	7,335
Net income per share, basic and diluted	0.21	0.12	0.23	0.11

4. Sale of Cryosurgical Systems Business

On August 16, 2019, we sold all rights and title to the assets necessary to operate our cryosurgical systems line of business to CryoConcepts LP (“CryoConcepts”) for $12,000.  This business consisted of medical devices used for the removal of benign skin lesions by cryosurgery or freezing. The products were sold in both the professional and OTC markets in North America, Europe, Central and South America and Australia.  We also entered into a transition services agreement with CryoConcepts in which both parties agreed to provide certain transition services beginning after the closing.  The Company recorded a gain on sale of business of $10,149 reflected in our statement of income for the quarter and year ended September 30, 2019. The gain includes the $12,000 of proceeds net of the fair value of the assets sold, which consisted entirely of inventory and fully-depreciated fixed assets, the legal fees associated with the transaction, and a value attributed to the transition services.

5.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OraQuick®	$13,256	$12,016	$37,813	$40,813
Oragene®	11,590	22,450	27,316	52,799
ORAcollect®	2,489	1,353	9,032	3,460
Intercept®	2,230	1,743	6,144	5,811
Histofreezer® (through August 16, 2019)	569	2,199	5,718	6,526
Other products	5,165	3,689	14,875	11,177
Net product revenues	35,299	43,450	100,898	120,586

Royalty income	758	1,132	2,956	4,827
Research and development funding	(183)	1,083	679	4,540
Charitable support reimbursement	85	220	203	1,544
Grant funding	30	-	201	-
Other revenues	690	2,435	4,039	10,911
Net revenues	$35,989	$45,885	$104,937	$131,497

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$26,245	$36,883	$74,712	$99,860
Europe	2,767	1,982	8,188	7,187
Other regions	6,977	7,020	22,037	24,450
	$35,989	$45,885	$104,937	$131,497

Customer and Vendor Concentrations.  One of our customers accounted for 24% of our accounts receivable as of September 30, 2019. The same customer accounted for approximately 17% and 11% of our net consolidated revenues for the three and nine months ended September 30, 2019 and 39% and 27% of our net consolidated revenues for the three and nine months ended September 30, 2018.

We currently purchase certain products and critical components of our products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, we could be subject to increased costs and substantial delays in the delivery of our products to our customers. Also, our subsidiary, DNAG, uses two third-party suppliers to manufacture its product. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Deferred Revenue.  We record deferred revenue when funds are received prior to the recognition of the associated revenue.  Deferred revenue as of September 30, 2019 and December 31, 2018 includes customer prepayments of $2,150 and $2,057, respectively.  Deferred revenue as of September 30, 2019 and December 31, 2018 also includes $ 1,790 and $1,464, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that rate.
6.	Accrued Expenses and other current liabilities

	September 30, 2019	December 31, 2018
Payroll and related benefits	$6,250	$8,926
Professional fees	1,101	1,541
Income taxes payable	74	1,447
Other	3,549	1,947
	$10,974	$13,861

7.	Credit Facility

On March 29, 2019, we terminated our credit agreement with a commercial bank which was entered into on September 30, 2016 and had a maturity date of September 30, 2019.

8.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and will not restate comparative amounts.

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of September 30, 2019, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating Lease Cost	$232	$695
Finance Lease Cost
Amortization of right-of use assets	112	264
Interest on lease liabilities	10	23
Total Finance Lease Cost	$122	$287

Lease cost for the three and nine months ended September 30, 2018 was $368 and $1,097.

Supplemental cash flow information related to leases is as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$232	$690
Operating cash flows from financing leases	10	23
Financing cash flows from financing leases	129	253
Non-cash activity
Right-of-use assets obtained in exchange for operating lease obligations	-	240
Right-of-use assets obtained in exchange for finance lease obligations	-	1,249

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating Leases
Right-of-use assets	$3,574

Current lease liabilities	761
Non-current lease liabilities	3,053
Total operating lease liabilities	$3,814

Finance Leases
Right-of-use assets	$1,276

Current lease liabilities	439
Non-current lease liabilities	829
Total finance lease liabilities	$1,268

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	4.89
Weighted-average remaining lease term—finance leases	3.25

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.23%
Weighted-average discount rate—finance leases	2.82%

As of September 30, 2019, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2019 (excluding the nine months ended September 30, 2019)	$120	$231
2020	454	951
2021	325	923
2022	324	898
2023	94	542
Thereafter	4	807
Total Minimum Lease Payments	1,321	4,352
Less: imputed interest	(53)	(538)
Present Value of Lease Liabilities	$1,268	$3,814

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$903
2020	902
2021	877
2022	850
2023	506
Thereafter	737
$4,775

9.	Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378
Common stock issued upon exercise of options	4	—	22	—	—	22
Vesting of restricted stock and performance stock units	664	—	—	—	—	—
Purchase and retirement of common shares	(277)	—	(3,595)	—	—	(3,595)
Compensation cost for restricted stock	—	—	653	—	—	653
Compensation cost for stock option grants	—	—	324	—	—	324
Compensation cost for performance stock units	—	—	254	—	—	254
Net loss	—	—	—	—	(3,258)	(3,258)
Currency translation adjustments				2,232		2,232
Unrealized gain on marketable securities	—	—	—	497	—	497
Balance at March 31, 2019	61,667	$—	$398,931	$(15,977)	$(102,447)	$280,507
Common stock issued upon exercise of options	18	—	147	—	—	147
Vesting of restricted stock and performance stock units	51	—	—	—	—	—
Purchase and retirement of common shares	(11)	—	(109)	—	—	(109)
Compensation cost for restricted stock	—	—	874	—	—	874
Compensation cost for stock option grants	—	—	311	—	—	311
Compensation cost for performance stock units	—	—	(569)	—	—	(569)
Net income	—	—	—	—	4,398	4,398
Currency translation adjustments				2,476		2,476
Unrealized gain on marketable securities	—	—	—	186	—	186
Balance at June 30, 2019	61,725	$—	$399,585	$(13,315)	$(98,049)	$288,221
Common stock issued upon exercise of options	-	—	—	—	—	-
Vesting of restricted stock and performance stock units	2	—	—	—	—	—
Purchase and retirement of common shares	(1)	—	(7)	—	—	(7)
Compensation cost for restricted stock	-	—	858	—	—	858
Compensation cost for stock option grants	-	—	259	—	—	259
Compensation cost for performance stock units	-	—	319	—	—	319
Net income	-	—	—	—	13,078	13,078
Currency translation adjustments				(1,557)		(1,557)
Unrealized gain on marketable securities	-	—	—	194	—	194
Balance at September 30, 2019	61,726	$—	$401,014	$(14,678)	$(84,971)	$301,365

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	60,662	$—	$387,931	$(10,340)	$(119,510)	$258,081
Adoption of ASU 2014-9					(75)	(75)
Common stock issued upon exercise of options	133	—	974	—	—	974
Vesting of restricted stock and performance stock units	407	—	—	—	—	—
Purchase and retirement of common shares	(149)	—	(2,959)	—	—	(2,959)
Compensation cost for restricted stock	—	—	3,626	—	—	3,626
Compensation cost for stock option grants	—	—	900	—	—	900
Compensation cost for performance stock units	—	—	2,957	—	—	2,957
Net loss	—	—	—	—	(2,119)	(2,119)
Currency translation adjustments				(2,154)		(2,154)
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Balance at March 31, 2018	61,053	$—	$393,429	$(13,006)	$(121,704)	$258,719
Common stock issued upon exercise of options	29	—	222	—	—	222
Vesting of restricted stock and performance stock units	106	—	—	—	—	—
Purchase and retirement of common shares	(14)	—	(212)	—	—	(212)
Compensation cost for restricted stock	—	—	1,419	—	—	1,419
Compensation cost for stock option grants	—	—	475	—	—	475
Compensation cost for performance stock units	—	—	1,885	—	—	1,885
Net income	—	—	—	—	4,121	4,121
Currency translation adjustments				(1,652)		(1,652)
Unrealized gain on marketable securities	—	—	—	194	—	194
Balance at June 30, 2018	61,174	$—	$397,218	$(14,464)	$(117,583)	$265,171
Common stock issued upon exercise of options	62	—	483	—	—	483
Vesting of restricted stock and performance stock units	2	—	—	—	—	—
Purchase and retirement of common shares	(1)	—	(9)	—	—	(9)
Compensation cost for restricted stock	—	—	589	—	—	589
Compensation cost for stock option grants	—	—	359	—	—	359
Compensation cost for performance stock units	—	—	316	—	—	316
Net income	—	—	—	—	8,096	8,096
Currency translation adjustments				1,783		1,783
Unrealized loss on marketable securities	—	—	—	(34)	—	(34)
Balance at September 30, 2018	61,237	$—	$398,956	$(12,715)	$(109,487)	$276,754

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

Total compensation cost related to stock options for the nine months ended September 30, 2019 and 2018 was $894 and $1,734 respectively.

Compensation cost of $2,385 and $5,634 related to restricted shares was recognized during the nine months ended September 30, 2019 and 2018, respectively.  In connection with the vesting of restricted shares during the nine months ended September 30, 2019 and 2018, we purchased and immediately retired 289 and 164 shares with aggregate values of $3,711 and $3,181, respectively, in satisfaction of minimum tax withholding obligations.

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

Compensation cost of $4 and $5,158 related to PSUs was recognized during the nine months ended September 30, 2019 and 2018, respectively.

Modification of Grants

Stock compensation costs for the nine months ended September 30, 2018 include the additional expense associated with modifications of existing grants held by our retired President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  These additional costs were $8,039 during the nine months ended September 30, 2018, and are included in general and administrative expenses in the accompanying consolidated statement of income.

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the nine months ended September 30, 2019 and 2018.
10.	Income Taxes

During the three and nine months ended September 30, 2019, we recorded income tax expense of $1,169 and $2,551, respectively. During the three and nine months ended September 30, 2018, we recorded tax expense of $3,271 and $7,477, respectively.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of September 30, 2019 and December 31, 2018 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both September 30, 2019 and December 31, 2018 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three and nine month period ended September 30, 2019.
11.	Commitments and Contingencies

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.
12.	Transition Costs

In January 2018, we announced the retirement of Douglas A. Michels, our then President and CEO, and Ronald H. Spair, our then CFO and Chief Operating Officer.  Stephen S. Tang, Ph.D., who served as Chairman of the Board of Directors (the “Board”), was appointed as the Company’s new President and CEO, effective as of April 1, 2018. Dr. Tang replaced Mr. Michels, who retired as President and CEO, and as a member of the Board, on March 31, 2018.  In addition, Roberto Cuca was appointed as the Company’s new CFO, effective June 8, 2018. Mr. Cuca replaced Mr. Spair, who retired as CFO and Chief Operating Officer, and as a member of our Board of Directors, on that same date. Charges associated with these transitions were $8,628 during the nine months ended September 30, 2018 and are included in general and administrative expenses in the accompanying consolidated statement of income. These charges primarily reflect non-cash charges associated with modifications to existing stock grants held by the retiring executives and expenses associated with the onboarding of the Company’s new President and CEO. No related transition costs were recorded during the nine months ended September 30, 2019.
13.	Business Segment Information

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets. Effective as of January 4, 2019, the financial results of CoreBiome and Novosanis are included in our DNAG segment. Our cryosurgical system business was included in our OSUR segment and the impact of the sale of that business in August 2019 is reflected in the results presented below.

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

Operating income (loss) for the three and nine months ended September 30, 2018 has been modified to conform to the classification of the intercompany service fee presentation for 2019.  Beginning with the first quarter of 2019, we have included the fees for intercompany services in our segment operating income (loss) in order to more accurately reflect the results of each segment.

The following table summarizes operating segment information for the three and nine months ended September 30, 2019 and 2018, and asset information as of September 30, 2019 and December 31, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
OSUR	$17,730	$19,258	$56,335	$65,623
DNAG	18,259	26,627	48,602	65,874
Total	$35,989	$45,885	$104,937	$131,497
Operating income (loss):
OSUR	$8,080	$(2,344)	$4,595	$(13,654)
DNAG	4,972	13,201	9,931	29,571
Total	$13,052	$10,857	$14,526	$15,917
Depreciation and amortization:
OSUR	$889	$879	$2,555	$2,883
DNAG	1,033	963	2,977	2,705
Total	$1,922	$1,842	$5,532	$5,588
Capital expenditures:
OSUR	$1,796	$908	$5,341	$3,682
DNAG	652	546	2,620	2,256
Total	$2,448	$1,454	$7,961	$5,938

	September 30, 2019	December 31, 2018
Total assets:
OSUR	$181,133	$190,178
DNAG	158,088	125,393
Total	$339,221	$315,571

14.	SUBSEQUENT EVENTS:

On November 8, 2019, the Company acquired all of the outstanding stock of Diversigen, Inc. (“Diversigen”), pursuant to the terms of a merger agreement. Diversigen is a Texas-based microbiome laboratory services provider that provides metagenomics sequencing, bioinformatics and statistical analysis for the study of the microbiome.

The initial aggregate purchase price for this transaction was $12,000, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement noted above.  The merger agreement also includes a contingent payment to be paid based on Diversigen’s performance during the 2019 calendar year.

Through September 30, 2019, we incurred a total of $448 of acquisition related costs, including investment banking fees and accounting, legal and other professional fees, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income for the nine months ended September 30, 2019.

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

Overview and Business Segments

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays, and other in vitro diagnostic tests that are used on other specimen types. Our molecular collections systems or “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and research markets.

Our OSUR diagnostic products include tests that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. We also previously manufactured and sold medical devices used for the removal of benign skin lesions by cryosurgery or freezing. These cryosurgical products were sold in both professional and over-the-counter (“OTC”) markets in North America, Europe, Central and South America, and Australia. We sold the assets associated with our cryosurgical systems business to a third party in August 2019.  See further discussion in Recent Developments below.

Our DNAG or molecular collection systems business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), CoreBiome Inc. (“CoreBiome”), and Novosanis NV (“Novosanis”). DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted disease markets. We also sell research use only sample collection products into the microbiome market and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

Recent Developments

Sale of business line

On August 16, 2019, we sold all rights and title to the assets necessary to operate our cryosurgical systems line of business to CryoConcepts LP (“CryoConcepts”) for $12.0 million. We also entered into a transition services agreement with CryoConcepts in which both parties agreed to provide certain transition services beginning after the closing. This line of business consisted of medical devices used for the removal of benign skin lesions by cryosurgery or freezing. A $10.2 million pre-tax gain on the sale of the business is reflected in our statement of income for the three and nine months ended September 30, 2019 and includes the $12.0 million proceeds received net of the fair value of the assets sold, which consisted of inventory and fully-depreciated fixed assets, the legal fees associated with the transaction, and a value attributed to the transition services.

Acquisition of Diversigen, Inc.

On November 8, 2019, we acquired all of the outstanding stock of Diversigen, Inc. (“Diversigen”), pursuant to the terms of a merger agreement. Diversigen is a Texas-based microbiome laboratory services provider that provides metagenomics sequencing, bioinformatics and statistical analysis for the study of the microbiome.

The initial aggregate purchase price for this transaction was $12.0 million, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand.  A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement noted above.  The merger agreement also includes a contingent payment to be paid based on Diversigen’s performance during the 2019 calendar year.

Through September 30, 2019, we incurred a total of $448,000 of acquisition related costs, including investment banking fees and accounting, legal and other professional fees, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of income for the nine months ended September 30, 2019.

Current Consolidated Financial Results

During the nine months ended September 30, 2019, our consolidated net revenues decreased 20% to $104.9 million, compared to $131.5 million for the nine months ended September 30, 2018. Net product revenues during the nine months ended September 30, 2019 decreased 16% when compared to the same period of 2018, primarily due to lower sales of our genomics and OraQuick® HIV products. Partially offsetting these decreases were higher sales of our microbiome and OraQuick® HCV products. Other revenues for the nine months ended September 30, 2019 were $4.0 million compared to $10.9 million in the same period of 2018. Other revenues for the nine months ended September 30, 2019 consisted of royalty income of $3.0 million and other revenues of $1.0 million associated with funded research and development, reimbursement of certain costs under our charitable support agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”), and grant revenue. Other revenues for the nine months ended September 30, 2018 consisted of royalty income of $4.8 million and $6.1 million of other revenue associated with funded research and development and cost reimbursement from the Gates Foundation.

Our consolidated net income for the nine months ended September 30, 2019 was $14.2 million, or $0.23 per share on a fully diluted basis, compared to consolidated net income of $10.1 million, or $0.16 per share on a fully diluted basis, for the nine months ended September 30, 2018. Results for the nine months ended September 30, 2019 included a pre-tax gain on the sale of our cryosurgical systems business of $10.2 million, $843,000 of non-cash pre-tax income associated with the change in the fair value of acquisition-related contingent consideration and $1.0 million of acquisition-related transaction costs.  The combined net impact of these items increased earnings per share by approximately $0.16. Results for the nine months ended September 30, 2018 included $8.6 million of management transition costs associated with the 2018 retirements of Douglas A. Michels, our then President and Chief Executive Officer (“CEO”), and Ronald H. Spair, our then Chief Financial Officer (“CFO”) and Chief Operating Officer, and the appointment of their successors, which approximated $0.14 per share.

Cash provided by operating activities during the nine months ended September 30, 2019 was $10.8 million. Cash provided by operating activities during the nine months ended September 30, 2018 was $24.8 million. As of September 30, 2019, we had $201.2 million in cash, cash equivalents, and available-for-sale securities, compared to $201.3 million at December 31, 2018.

Results of Operations

Three months ended September 30, 2019 compared to September 30, 2018

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2019	2018	% Change	2019	2018
OSUR	$17,861	$17,955	(1)%	50%	39%
DNAG	17,438	25,495	(32)	48	56
Net product revenues	35,299	43,450	(19)	98	95
Other	690	2,435	(72)	2	5
Net revenues	$35,989	$45,885	(22)%	100%	100%

Consolidated net product revenues decreased 19% to $35.3 million in the third quarter of 2019 from $43.5 million in the comparable period of 2018. Lower sales of our genomics and cryosurgical system products and lower domestic OraQuick® HIV sales were partially offset by higher international OraQuick® HIV, microbiome, and risk assessment revenues. Other revenues for the third quarter of 2019 were $690,000 compared to $2.4 million in the same period of 2018. Other revenues in the third quarter of 2019 included $758,000 in royalty income earned under a litigation settlement agreement and a $68,000 net reduction in other revenues resulting from lower research and development funding, grant revenue, and cost reimbursement from the Gates foundation. Other revenues in the third quarter of 2018 consisted of $1.1 million in royalty income and $1.3 million in research and development funding and cost reimbursement from the Gates Foundation.

Consolidated net revenues derived from products sold to customers outside of the United States were $9.7 million and $9.0 million, or 27% and 20% of total net revenues, in the third quarters of 2019 and 2018, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment during the third quarters of 2019 and 2018.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2019	2018	% Change	2019	2018
Infectious disease testing	$13,588	$12,417	9%	77%	64%
Risk assessment testing	3,312	2,842	17	19	15
Cryosurgical systems	961	2,696	(64)	5	14
Net product revenues	17,861	17,955	(1)	101	93
Other	(131)	1,303	(110)	(1)	7
Net revenues	$17,730	$19,258	(8)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 9% to $13.6 million in the third quarter of 2019 from $12.4 million in the third quarter of 2018. This increase resulted from higher international sales of our OraQuick® HIV products, partially offset by lower domestic sales of our OraQuick® HIV products and lower world-wide sales of our OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the third quarters of 2019 and 2018.

	Three Months Ended September 30,
Market	2019	2018	% Change
Domestic HIV	$4,259	$4,455	(4)%
International HIV	5,891	4,328	36
Net HIV revenues	10,150	8,783	16
Domestic HCV	1,977	2,066	(4)
International HCV	1,129	1,168	(3)
Net HCV revenues	3,106	3,234	(4)
Net OraQuick® revenues	$13,256	$12,017	10%

Domestic OraQuick® HIV sales decreased 4% to $4.3 million for the three months ended September 30, 2019 from $4.5 million for the three months ended September 30, 2018. This decrease was primarily the result of lower sales of our over-the-counter (“OTC”) product.

International sales of our OraQuick® HIV tests increased 36% to $5.9 million for the three months ended September 30, 2019 from $4.3 million for the three months ended September 30, 2018. This increase was largely due to higher sales of our OraQuick® HIV Self-Test in Africa. Product revenues in the third quarter of 2019 and 2018 included approximately $520,000 and $840,000, respectively, of support payments under the charitable support agreement with the Gates Foundation.

Domestic OraQuick® HCV sales decreased 4% to $2.0 million in the third quarter of 2019 from $2.1 million in the third quarter of 2018 primarily due to customer ordering patterns.

International OraQuick® HCV sales decreased 3% to $1.1 million in the third quarter of 2019 from $1.2 million in the third quarter of 2018 due to a decline in sales into the Middle East partially offset by sales growth in Asia.

Risk Assessment Market

Sales to the risk assessment market increased 17% to $3.3 million in the third quarter of 2019 compared to $2.8 million in the third quarter of 2018 due to increased pre-employment drug testing.

Cryosurgical Systems Market

Sales of our cryosurgical systems products decreased 64% to $961,000 in the third quarter of 2019 from $2.7 million in the third quarter of 2018 due to the sale of this business on August 16, 2019.

Other revenues

Other revenues in the third quarter of 2019 reflected a net reduction of $131,000 compared to $1.3 million of other revenues recorded in the third quarter of 2018. Revenue associated with funding of our research and development efforts declined by $217,000 in the third quarter of 2019 as a result of a reconciliation with the U.S. Department of Health and Human Services Office of the Assistance Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) of historic costs incurred under our Ebola and Zika contracts. Revenue associated with these contracts was $1.1 million in the third quarter of 2018. Other revenues in the third quarter of 2019 also included $86,000 in reimbursement of certain costs under our charitable support agreement with the Gates Foundation, which are separate from the above-referenced support payments that are included in product revenues. Reimbursement from the Gates Foundation was $220,000 in the third quarter of 2018.

DNAG Segment

Molecular Collection Systems

  The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) during the third quarters of 2019 and 2018.

	Three Months Ended September 30,
Market	2019	2018	% Change
Genomics	$14,080	$23,804	(41)%
Microbiome	3,063	1,691	81
Other product revenues	295	—	100
Net molecular collection systems product and service revenues	$17,438	$25,495	(32)
Other	821	1,132	(27)
Net molecular collection systems revenues	$18,259	$26,627	(31)%

Sales of our molecular collection systems products decreased 31% to $18.3 million in the third quarter of 2019 from $26.6 million in the third quarter of 2018.

Sales of our genomics products decreased 41% to $14.1 million in the third quarter of 2019 compared to $23.8 million in the third quarter of 2018, largely due to lower customer demand, primarily from a large consumer genomics customer that changed its promotional tactics and resulting purchasing patterns.

Microbiome sales increased 81% to $3.1 million in the third quarter of 2019 compared to $1.7 million in the third quarter of 2018 largely due to the inclusion of laboratory service revenues generated by CoreBiome and increased product sales.

Other product revenues represent sales of our Colli-Pee product sold by Novosanis.

Other revenues in the third quarter of 2019 decreased 28% to $821,000 from $1.1 million in the third quarter of 2018 largely as a result of lower royalty income partially offset by funded research and development and grant revenues recognized by Novosanis and CoreBiome. Royalty income decreased to $758,000 in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 60% for the third quarter of 2019 compared to 62% for the third quarter of 2018. The decrease in gross profit percentage in the third quarter of 2019 was primarily due to the reduction in other revenues which contribute 100% to our gross profit percentage and the lower margins generated by CoreBiome and Novosanis, partially offset by lower amortization expense and lower royalty and freight costs.

Consolidated operating income for the third quarter of 2019 was $13.1 million, a $2.2 million increase from the $10.9 million of operating income reported in the third quarter of 2018. Results in the third quarter of 2019 included a pre-tax gain on the sale of our cryosurgical systems business of $10.2 million and $2.4 million in non-cash income related to the fair value change acquisition-related contingent consideration, partially offset by lower revenues, $443,000 of acquisition-related transaction costs, and the incremental operating expenses incurred by CoreBiome and Novosanis.

OPERATING INCOME BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income.  Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.  For this reason, the intercompany service fees were not reflected in our prior year segment results discussion.  However, beginning in 2019 the intercompany service fees have been included in the results for each segment in order to more accurately reflect the performance of each segment. Results for 2018 have be modified to conform to this presentation.

OSUR Segment

OSUR’s gross profit percentage was 53% in the third quarter of 2019 compared to 56% in the third quarter of 2018. The negative impact of the reduction in other revenues coupled with the decrease in higher gross margin cryosurgical revenues due to the sale of that business were partially offset by the positive impact of lower royalty and freight costs.

Research and development expenses decreased 19% to $2.4 million in the third quarter of 2019 from $3.0 million in the third quarter of 2018 due to the elimination of spending on our Zika project which was completed in early 2019, lower spending related to our Ebola product which is approaching the end phases, and lower product registration costs. Sales and marketing expenses of $4.4 million in the third quarter of 2019 decreased 4% from $4.6 million in the third quarter of 2018 largely due to lower staffing costs, partially offset by higher advertising and market research costs. General and administrative expenses decreased 15% to $4.7 million in the third quarter of 2019 compared to $5.5 million in the third quarter of 2018 largely due to an increase in fees for intercompany services provided by OSUR to DNAG which reduced general and administrative expenses, partially offset by higher professional fees associated with our business development activities.  Total acquisition-related transaction costs approximated $443,000 during the third quarter of 2019. There were no similar expenses in the third quarter of 2018.

OSUR’s operating income for the third quarter of 2019 also included a $10.2 pre-tax gain on the sale of our cryosurgical systems business.  On August 16, 2019, we sold all rights and title to the assets necessary to operate this line of business to CryoConcepts for $12.0 million. The $10.2 million gain includes the $12.0 million proceeds received net of the fair value of the assets sold, which consisted of inventory and fully-depreciated fixed assets, the legal fees associated with the transaction, and a value attributed to the transition services which are being provided by OSUR employees to CryoConcepts for a limited time after closing as agreed to under a transitions services agreement.

All of the above contributed to OSUR’s third quarter 2019 operating income of $8.1 million, which included non-cash charges of $889,000 for depreciation and amortization and $1.2 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage remained flat at 67% in both the third quarters of 2019 and 2018.

Research and development expenses increased 161% to $2.2 million in the third quarter of 2019 from $840,000 in the third quarter of 2018 due to higher staffing costs, higher lab supply and consulting costs in support of bioinformatics and new product initiatives, and the inclusion of research and development expense incurred by CoreBiome and Novosanis. Sales and marketing expenses increased 68% to $4.5 million in the third quarter of 2019 from $2.7 million in the third quarter of 2018 largely due to an increase in our reserve for uncollectible accounts largely associated with a receivable from a large Chinese genomics customer, and the inclusion of CoreBiome and Novosanis expenses. General and administrative expenses increased 185% to $2.9 million in the third quarter of 2019 compared to $1.0 million in the third quarter of 2018 largely due to higher fees for intercompany services provided by OSUR to DNAG, the inclusion of CoreBiome and Novosanis general and administrative expenses, and increased staffing and legal costs.

All of the above contributed to DNAG’s third quarter 2019 operating income of $5.0 million, which included a non-cash benefit of $2.4 million for the change in the fair value of acquisition-related contingent consideration, $1.0 million for depreciation and amortization, and $216,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2019, $232,000 of state income tax expense was recorded as compared to $0 for the three months ended September 30, 2018. For the three months ended September 30, 2019, foreign tax expense of $937,000 million was recorded as compared to income tax expense of $3.3 million recorded for the three months ended September 30, 2018. The decrease in the foreign income tax expense was directly related to the decrease in income before taxes generated by DNAG and the results generated by Novosanis.

Nine months ended September 30, 2019 compared to September 30, 2018

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2019	2018	% Change	2019	2018
OSUR	$55,573	$59,539	(7)%	53%	46%
DNAG	45,325	61,047	(26)	43	46
Net product revenues	100,898	120,586	(16)	96	92
Other	4,039	10,911	(63)	4	8
Net revenues	$104,937	$131,497	(20)%	100%	100%

Consolidated net product revenues decreased 16% to $100.9 million in the first nine months of 2019 from $120.6 million in the same period of 2018 due to lower sales of our genomics and OraQuick® HIV products. Partially offsetting these decreases were higher sales of our microbiome product and services and our OraQuick® HCV products. Other revenues in the first nine months of 2019 were $4.0 million compared to $10.9 million in the same period of 2018.  Other revenues in the first nine months of 2019 included $3.0 million in royalty income earned under a litigation settlement agreement and $1.0 million in research and development funding, reimbursement of certain costs under our charitable support agreement with Gates Foundation, and grant revenue. Other revenues in the first half of 2018 consisted of $4.8 million in royalty income and $6.1 million in research and development funding and cost reimbursement from the Gates Foundation.

Consolidated net revenues derived from products sold to customers outside of the United States were $30.2 million and $31.6 million, or 29% and 24% of total net revenues, during the nine months ended September 30, 2019 and 2018, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2019	2018	% Change	2019	2018
Infectious disease testing	$39,273	$42,506	(8)%	70%	65%
Risk assessment testing	9,246	9,159	1	16	14
Cryosurgical systems	7,054	7,874	(10)	13	12
Net product revenues	55,573	59,539	(7)	99	91
Other	762	6,084	(87)	1	9
Net revenues	$56,335	$65,623	(14)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 8% to $39.3 million for the nine months ended September 30, 2019 from $42.5 million for the nine months ended September 30, 2018. This decrease resulted from lower sales of our OraQuick® HIV products partially offset by higher sales of our OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
Market	2019	2018	% Change
Domestic HIV	$13,024	$14,689	(11)%
International HIV	15,313	17,395	(12)
Net HIV revenues	28,337	32,084	(12)
Domestic HCV	5,907	5,424	9
International HCV	3,569	3,306	8
Net HCV revenues	9,476	8,730	9
Net OraQuick® revenues	$37,813	$40,814	(7)%

Domestic OraQuick® HIV sales decreased 11% to $13.0 million for the nine months ended September 30, 2019 from $14.7 million for the nine months ended September 30, 2018. This decrease was primarily the result of reduced sales of our professional product due to price competition and competition from fourth generation automated HIV immunoassays performed in a laboratory and lower sales of our OTC product.

International sales of our OraQuick® HIV test decreased 12% to $15.3 million for the nine months ended September 30, 2019 from $17.4 million for the nine months ended September 30, 2018. This decrease was largely due to lower sales of our OraQuick® HIV Self-Test resulting from the completion of Phase II of the Self Testing Africa, or STAR program and the timing of orders placed by customers outside of the STAR program in Africa, partially offset by higher sales of this product in Asia. Product revenues in the first nine months of 2019 and 2018 included approximately $2.3 million and $3.6 million, respectively, of support payments under the charitable support agreement with the Gates Foundation.

Domestic OraQuick® HCV sales increased 9% to $5.9 million in the first nine months of 2019 from $5.4 million in the first nine months of 2018 primarily due to increased government funding that allowed for expansion of existing HCV programs and the addition of new programs.

International OraQuick® HCV sales increased 8% to $3.6 million in the first nine months of 2019 from $3.3 million in the first nine months of 2018, due to the continued expansion of business in Asia.

Risk Assessment Market

Sales to the risk assessment market largely remained flat at $9.2 million in the first nine months of 2019 and 2018.

Cryosurgical Systems Market

Sales of our cryosurgical systems products decreased 10% to $7.1 million in the first nine months of 2019 from $7.9 million in the first nine months of 2018 primarily due to the sale of this business during the third quarter of 2019.

Other revenues

Other revenues in the first nine months of 2019 decreased 87% to $762,000 from $6.1 million in the first nine months of 2018. Revenue associated with funding of our research and development efforts decreased to $559,000 in the first nine months of 2019 compared to $4.5 million in the first nine months of 2018 as a result of the completion of our contract with BARDA associated with our Zika product and lower spending on  our Ebola product as the project reaches completion. During 2018, because of difficulties in completing development and optimizing our Zika test and because of significant uncertainty regarding the commercial demand for this product, the scope of the work covered by our Zika contract with BARDA was reduced and substantially completed in the first quarter of 2019. Other revenues in the first nine months of 2019 and 2018 also included $203,000 and $1.5 million, respectively, in cost reimbursement under our charitable support agreement with the Gates Foundation, which is separate from the above-referenced support payments from the Gates Foundation that are included in product revenues.

DNAG Segment

Molecular Collection Systems

The table below shows a breakdown of our total net molecular collection systems revenues (dollars in thousands) for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
Market	2019	2018	% Change
Genomics	$36,359	$56,260	(35)%
Microbiome	8,362	4,787	75
Other product revenues	604	—	100
Net molecular collection systems product and service revenues	$45,325	$61,047	(26)
Other	3,277	4,827	(32)
Net molecular collection systems revenues	$48,602	$65,874	(26)%

Sales of our molecular collection systems products decreased 26% to $48.6 million in the first nine months of 2019 from $65.8 million in the first nine months of 2018.

Sales of our genomics products decreased 35% in the first nine months of 2019 compared to the first nine months of 2018, largely due to lower customer demand, primarily from a large consumer genomics customer that changed its promotional tactics and its resulting purchasing patterns.

Microbiome sales increased 75% to $8.4 million in the first nine months of 2019 compared to $4.8 million in the first nine months of 2018 largely due to the inclusion of laboratory service revenues generated by CoreBiome and increased product sales to two large clinical research organizations.

Other product revenues represent sales of our Colli-Pee product sold by Novosanis.

Other revenues in the first nine months of 2019 decreased 32% to $3.3 million from $4.8 million in the first nine months of 2018 largely as a result of lower royalty income partially offset by funded research and development and grant revenues recognized by Novosanis and CoreBiome. Royalty income decreased to $3.0 million in the first nine months of 2019 compared to $4.8 million in 2018.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 62% for the first nine months of 2019 compared to 60% for the first nine months of 2018. Gross profit percentage in the first nine months of 2019 benefited from improved product mix associated with an increase in higher gross profit percentage product sales and lower royalty expense, partially offset by the decrease in other revenues and the lower margins generated by CoreBiome and Novosanis.

Consolidated operating income for the first nine months of 2019 was $14.5 million, a $1.4 million decline from the $15.9 million of operating income reported in the first nine months of 2018. Results in the first nine months of 2019 included the pre-tax gain on sale of our cryosurgical systems business of $10.2 million and $843,000 non-cash income related to the fair value change of acquisition-related contingent consideration.  These increases to operating income were offset by lower revenues, $1.0 million of acquisition-related transaction costs and the incremental operating expenses incurred by CoreBiome and Novosanis. Operating income for the first nine months of 2018 included $8.6 million of transition costs associated with executive management changes occurring during that period and which did not reoccur in 2019.

OPERATING INCOME BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income.  Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.  For this reason, the intercompany service fees were not reflected in our prior year segment results discussion.  However, beginning in 2019 the intercompany service fees have been included in the results for each segment in order to more accurately reflect the performance of each segment. Results for 2018 have be modified to conform to this presentation.

OSUR Segment

OSUR’s gross profit percentage was 56% in the first nine months of 2019 compared to 55% in the first nine months of 2018. The positive impact of lower royalty expense in the first nine months of 2019 resulting from the expiration of a license agreement in 2018 and an improved product mix associated with an increase in higher gross profit percentage product sales was partially offset by a reduction in other revenues that contribute 100% to the gross profit percentage.

Research and development expenses decreased 19% to $8.0 million in the first nine months of 2019 from $9.8 million in the first nine months of 2018 due to the elimination of spending for our Zika project which was completed in early 2019 and lower spending related to our Ebola product which is approaching the end phases of the project, partially offset by increased staffing costs and consulting expenses. Sales and marketing expenses decreased 3% to $14.0 million in the first nine months of 2019 from $14.5 million in the first nine months of 2018 due to lower staffing, travel, and commission costs, partially offset by higher consulting expenses. General and administrative expenses decreased 42% to $14.9 million in the first nine months of 2019 compared to $25.6 million in the first nine months of 2018 largely due to the absence of $8.6 million of transition costs associated with executive management changes which occurred in the first half of 2018 and did not reoccur in 2019, a reversal of stock compensation expense associated with performance stock grants, and an increase in fees for intercompany services provided by OSUR to DNAG which reduced general and administrative expenses, partially offset by higher professional fees associated with our business development activities. Total acquisition-related transaction costs approximated $1.0 million during the first nine months of 2019. There were no similar expenses in the first nine months of 2018.

OSUR’s operating income in the first nine months of 2019 also included a $10.2 million pre-tax gain on the sale of our cryosurgical systems business.  On August 16, 2019 we sold all rights and title to the assets necessary to operate this line of business to CryoConcepts for $12.0 million. The $10.2 million gain includes the $12.0 million proceeds received net of the fair value of the assets sold, which consisted of inventory and fully-depreciated fixed assets, the legal fees associated with the transaction, and a value attributed to the transition services which are being provided by OSUR employees to CryoConcepts for a limited time after closing as agreed to under a transitions services agreement.

All of the above contributed to OSUR’s operating income of $4.6 million in the first nine months of 2019, which included non-cash charges of $2.6 million for depreciation and amortization and $2.7 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 69% in the first nine months of 2019 compared to 65% in the first nine months of 2018. This increase was attributable to improved product mix associated with an increase in higher gross profit percentage product sales partially offset by the decline in other revenues which contribute 100% to the gross profit percentage and the lower margins generated by CoreBiome and Novosanis.

Research and development expenses increased 131% to $5.6 million in the first nine months of 2019 from $2.4 million in the first nine months of 2018 due to higher staffing costs, higher lab supply costs, and the inclusion of research and development expense incurred by CoreBiome and Novosanis. Sales and marketing expenses increased 28% to $9.8 million in the first nine months of 2019 from $7.7 million in the first nine months of 2018 largely due to an increase in our reserve for uncollectible accounts associated with a receivable from a large Chinese genomics customer and the inclusion of CoreBiome and Novosanis expenses, partially offset by lower staffing and consulting costs. General and administrative expenses increased 67% to $8.9 million in the first nine months of 2019 compared to $3.0 million in the first nine months of 2018 largely due to an increase in fees for intercompany services provided by OSUR to DNAG, the inclusion of CoreBiome and Novosanis general and administrative expenses, and increased staffing, consulting, and legal costs.

All of the above contributed to DNAG’s operating income of $9.9 million in the first nine months of 2019 which included a non-cash benefit of $843,000 for the change in the fair value of acquisition-related contingent consideration, $3.0 million for depreciation and amortization, and $583,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the nine months ended September 30, 2019, $244,000 of state income tax expense was recorded as compared to $0 in the nine months ended September 30, 2018. For the nine months ended September 30, 2019, a foreign tax expense of $2.3 million was recorded as compared to income tax expense of $7.5 million recorded for the nine months ended September 30, 2018. The decrease in the foreign income tax expense was directly related to the decrease in income before taxes generated by DNAG and the results generated by Novosanis.

Liquidity and Capital Resources

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$85,465	$88,438
Available for sale securities	115,778	112,886
Working capital	194,344	191,332

Our cash and cash equivalents and available-for-sale securities decreased to $201.2 million at September 30, 2019 from $201.3 million at December 31, 2018. Our working capital increased to $194.3 million at September 30, 2019 from $191.3 million at December 31, 2018.

During the first nine months of 2019, we generated $10.8 million in cash from operating activities. Our net income of $14.2 million included the pre-tax gain on the sale of our cryosurgical systems business of $10.2 million, non-cash charges for depreciation and amortization expense of $5.5 million, stock-based compensation expense of $3.3 million, a provision for doubtful accounts of $2.1 million, and other non-cash charges of $149,000, partially offset by a non-cash benefit for the change in the estimated fair value of acquisition-related contingent consideration of $843,000. Additional sources of cash included a $5.7 million decrease in accounts receivable as a result of the collection of large outstanding balances, a $1.4 million decrease in prepaid expenses and other assets associated with the timing of our insurance renewals, and a $348,000 increase in deferred revenue. Offsetting these sources of cash were a decrease in accrued expenses and other liabilities of $6.7 million largely due to the submission of tax payments to the Canadian taxing authorities and payment of our 2018 management incentive bonuses and an increase in inventory of $3.3 million in order to meet contractual obligations associated with our HCV raw materials and increased purchases associated with our international HIV product.

Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2019, which reflects $92.2 million used to purchase investments, $13.2 million to acquire CoreBiome and Novosanis, and $8.0 million to acquire property and equipment, partially offset by $91.5 million in proceeds from the maturities and redemptions of investments and $12.0 million from the sale of the cryosurgical systems business.

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2019, which resulted from $3.7 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares and $724,000 to payoff loans which were assumed in the acquisition of Novosanis.

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

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $83.5 million or 42% of our $201.2 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2018 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there were no significant changes to this information, including the absence of any off-balance sheet arrangements, except for our obligation under the CoreBiome and Novosanis purchase agreements, which may require us to pay up to an additional $30.4 million of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including meeting certain revenue targets.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. During the first nine months of 2019, there were no material changes in our critical accounting policies, other than those associated with our business combinations which are described below.

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

As of September 30, 2019, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 4.4% of our total revenues for the nine months ended September 30, 2019. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $129.0 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of September 30, 2019. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $11.2 million in the nine months ended September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

On February 6, 2017, DNA Genotek, Inc. (“DNAG”) entered into a settlement and license agreement (the “Settlement Agreement”) in order to settle certain patent infringement and breach of contract litigation against Ancestry.comDNA, LLC (“Ancestry”) and its contract manufacturer.  This litigation was related to a saliva DNA collection device sold by Ancestry that was similar to products sold by DNAG.  Under the terms of the Settlement Agreement, DNAG and Ancestry agreed to certain procedures for considering whether future versions of Ancestry’s saliva DNA collection product are covered by the DNAG patents licensed to Ancestry (the “Licensed Patents”) and thus subject to ongoing royalties under  the Settlement Agreement.  We are currently in a dispute with Ancestry regarding whether yet-to-be launched Ancestry products are covered by the Licensed Patents.  In March 2019, Ancestry filed a Dispute Notice and Request for Arbitration (the “Notice”) with an alternative dispute resolution services provider in order to initiate a binding arbitration proceeding pursuant to the Settlement Agreement.  DNAG has denied the allegations contained in the Notice and has asserted that the potential new Ancestry products are covered by the Licensed Patents and would be subject to ongoing royalties if such products are commercialized by Ancestry.  A full panel of arbitrators has been appointed and this arbitration proceeding is expected to be completed in early 2020.  Although we are confident in our position and intend to defend this matter vigorously, we cannot predict with certainty whether we will ultimately prevail in this matter and whether we will continue to receive royalties from Ancestry in the future.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
July 1, 2019 - July 31, 2019	—	(3)	$—	—	11,984,720
August 1, 2019 - August 31, 2019	1,000	(3)	7.19	—	11,984,720
September 1, 2019 - September 30, 2019	—	(3)	—	—	11,984,720
	1,000			—
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

2.1

Asset Purchase Agreement, dated August 15, 2019, between OraSure Technologies, Inc. and CryoConcepts LP is incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 19, 2019.

10.1*

Description of OraSure Technologies, Inc. Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed August 14, 2019.

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

101.INS	Inline XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019 has been formatted in Inline XBRL

* Management contract or compensation plan arrangement.

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: November 8, 2019	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: November 8, 2019	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)