Form 10-K/A
period 2019-12-31
ORASURE TECHNOLOGIES INC
filed 2020-03-05
CIK 1116463

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to the annual report of OraSure Technologies, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 (the “Original Form 10-K”), is to amend the report of KPMG LLP (“KPMG”) on the Company’s consolidated financial statements to change a reference to the date of KPMG’s audit report on the effectiveness of the Company’s internal control over financial reporting from February 28, 2020 to March 2, 2020. Such change does not affect KPMG’s unqualified opinion on the Company’s financial statements included in the Original Form 10-K.   An updated consent with the current date is filed herewith as an exhibit to this Amendment.  Such consent has been corrected to include a sentence related to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and to include a paragraph related to the exclusion of certain acquired companies from management’s assessment of the effectiveness of internal control and from KPMG’s audit of internal control over financial reporting.

No other changes have been made to the Original Form 10-K.  This Amendment speaks as of the filing date of the Original Form10-K, does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosures made in the Original Form 10-K, except as set forth above.  This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are also filed herewith as exhibits to this Amendment.

_____________________________________________________________________________________________

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Philadelphia, Pennsylvania
March 2, 2020

ITEM 15.Exhibits

The following exhibits are filed as part of this Amendment.

Exhibit Number	Exhibit
23	Consent of KPMG LLP.

31.1	Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Stephen S. Tang
Stephen S. Tang, Ph.D. President and Chief Executive Officer

5