Form 10-Q
period 2020-03-31
ORASURE TECHNOLOGIES INC
filed 2020-05-11
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2020, the registrant had 62,066,000 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$83,365	$75,715
Short-term investments	82,735	80,623
Accounts receivable, net of allowance for doubtful accounts of $2,511 and $2,666	27,861	36,948
Inventories	22,694	23,155
Prepaid expenses	2,912	2,433
Other current assets	3,878	5,676
Total current assets	223,445	224,550
Noncurrent Assets:
Property, plant and equipment, net	31,829	30,339
Operating right-of-use assets, net	4,665	4,996
Finance right-of-use assets, net	1,818	1,951
Intangible assets, net	15,746	14,674
Goodwill	34,544	36,201
Long-term investments	10,070	33,420
Other noncurrent assets	2,955	3,164
Total noncurrent assets	101,627	124,745
TOTAL ASSETS	$325,072	$349,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,881	$9,567
Deferred revenue	4,312	3,713
Accrued expenses and other current liabilities	12,339	14,288
Finance lease liability	588	613
Operating lease liability	999	1,032
Acquisition-related contingent consideration obligation	1,220	3,500
Total current liabilities	26,339	32,713
Noncurrent Liabilities:
Finance lease liability	1,281	1,372
Operating lease liability	3,899	4,206
Other noncurrent liabilities	2,641	2,960
Deferred income taxes	760	899
Total noncurrent liabilities	8,581	9,437
TOTAL LIABILITIES	34,920	42,150
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 62,026 and 61,731 shares issued and outstanding	—	—
Additional paid-in capital	401,812	401,814
Accumulated other comprehensive loss	(21,799)	(12,136)
Accumulated deficit	(89,861)	(82,533)
Total stockholders' equity	290,152	307,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$325,072	$349,295

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
NET REVENUES:
Products and services	$30,886	$28,332
Other	710	1,790
	31,596	30,122
COST OF PRODUCTS AND SERVICES SOLD	15,465	12,042
Gross profit	16,131	18,080
OPERATING EXPENSES:
Research and development	5,644	4,371
Sales and marketing	7,369	7,295
General and administrative	10,054	8,930
Change in the estimated fair value of acquisition-related contingent consideration	1,110	1,295
	24,177	21,891
Operating loss	(8,046)	(3,811)
OTHER INCOME	1,430	524
Loss before income taxes	(6,616)	(3,287)
INCOME TAX (BENEFIT) EXPENSE	712	(29)
NET LOSS	$(7,328)	$(3,258)
LOSS PER SHARE:
BASIC	$(0.12)	$(0.05)
DILUTED	$(0.12)	$(0.05)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	61,927	61,531
DILUTED	61,927	61,531

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(7,328)	$(3,258)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(9,221)	2,232
Unrealized gain (loss) on marketable securities	(442)	497
COMPREHENSIVE LOSS	$(16,991)	$(529)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(7,328)	$(3,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,376	1,231
Depreciation and amortization	2,197	1,726
Provision for doubtful accounts	26	47
Unrealized foreign currency (gain) loss	(224)	231
Interest expense on finance leases	20	4
Deferred income taxes	(71)	(85)
Change in the estimated fair value of acquisition-related contingent consideration	1,110	1,295
Payment of acquisition-related contingent consideration	(496)	—
Changes in assets and liabilities
Accounts receivable	8,623	10,494
Inventories	248	(2,917)
Prepaid expenses and other assets	1,035	416
Accounts payable	(3,094)	(253)
Deferred revenue	780	661
Accrued expenses and other liabilities	(1,703)	(9,064)
Net cash provided by operating activities	2,499	528
INVESTING ACTIVITIES:
Purchases of investments	(36,945)	(44,954)
Proceeds from maturities and redemptions of investments	55,811	44,624
Purchases of property and equipment	(2,595)	(2,628)
Proceeds from escrow associated with business acquisitions	126	—
Acquisition of businesses, net of cash acquired	—	(13,256)
Purchase of patent and product rights	(2,250)	—
Net cash provided by (used in) investing activities	14,147	(16,214)
FINANCING ACTIVITIES:
Repayments of loans	—	(724)
Cash payments for lease liabilities	(175)	(35)
Payment of acquisition-related contingent consideration	(3,004)	—
Proceeds from exercise of stock options	30	22
Repurchase of common stock	(1,408)	(3,595)
Net cash used in financing activities	(4,557)	(4,332)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(4,439)	1,096
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,650	(18,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,715	88,438
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,365	$69,516
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes	$(85)	$4,397
Non-cash investing and financing activities
Accrued property and equipment purchases	$1,129	$563
Unrealized gain (loss) on marketable securities	$(442)	$497

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular products and services business, or DNAG business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory and bioinformatics services.

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

Our DNAG business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), CoreBiome Inc. (“CoreBiome”), Novosanis NV (“Novosanis”), and Diversigen, Inc. (“Diversigen”).   DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other sample types for genetic and microbiome applications. CoreBiome and Diversigen provide laboratory and bioinformatics services. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted infection markets. We also sell research use only sample collection products into the microbiome market and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.
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

The accompanying consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the full year.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 31, 2020, we determined that the decline in the market value of our available-for-sale investment was not due to credit-related factors and as such no allowance for credit-loss was necessary.

The following is a summary of our available-for-sale securities as of March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Guaranteed investment certificates	$22,757	$—	$—	$22,757
Corporate bonds	70,604	94	(650)	70,048
Total available-for-sale securities	$93,361	$94	$(650)	$92,805
December 31, 2019
Guaranteed investment certificates	$24,632	$—	$—	$24,632
Corporate bonds	89,525	271	(385)	89,411
Total available-for-sale securities	$114,157	$271	$(385)	$114,043
At March 31, 2020, maturities of our available-for-sale securities were as follows:
Less than one year	$83,274	$94	$(633)	$82,735
Greater than one year	$10,087	$—	$(17)	$10,070

Fair Value of Financial Instruments. As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale securities are measured as Level 2 instruments as of March 31, 2020 and December 31, 2019.

Included in cash and cash equivalents at March 31, 2020 and December 31, 2019, was $21,660 and $1,624 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of March 31, 2020 and December 31, 2019 was $3,444 and $3,519, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Inventories. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis, and consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$13,927	$14,168
Work in process	865	643
Finished goods	7,902	8,344
	$22,694	$23,155

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of March 31, 2020 and December 31, 2019 was $49,417 and $46,882, respectively.

Intangible Assets. Intangible assets consist of customer relationships, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of March 31, 2020 and December 31, 2019 was $22,812 and $23,420, respectively. The change in intangibles from $14,674 as of December 31, 2019 to $15,746 as of March 31, 2020 is a result of the acquisition of patent and product rights of $2,250 offset by foreign currency translation losses of $446 and $732 in amortization expense.

Goodwill. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions of DNAG, CoreBiome, Novosanis and Diversigen. All acquired goodwill has been allocated to our DNAG segment. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

The decrease in goodwill from $36,201 as of December 31, 2019 to $34,544 as of March 31, 2020 is a result of a purchase price adjustment related to one of our acquisitions of $126 and a decrease of $1,531 associated with foreign currency translation.

Leases. In February 2019, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and did not restate comparative amounts. Also, we elected the practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. Leases with an initial term of 12 months or less are not recognized on the balance sheet and the associated lease payments are included in the consolidated statements of operations on a straight-line basis over the lease term. As a result, on January 1, 2019, we recorded right-of-use assets of $4,027 and lease liabilities of $4,263 on our consolidated balance sheet.

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

For the three months ended March 31, 2020 and 2019, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 312 and 779 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of income were $693 and $(609) for the three months ended March 31, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at March 31, 2020 consists of $21,243 of currency translation adjustments and $556 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio. Accumulated other comprehensive loss at December 31, 2019 consists of $12,022 of currency translation adjustments and $114 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements.  In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. We adopted this guidance in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses. In addition, the new guidance requires us to record an allowance for credit loss when a decline in investment market value is due to credit-related factors. As of January 1, 2020, there was no material decline in the market value of available-for-sale investments due to credit-related factors.

In February 2018, the FASB issued guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The guidance is effective in fiscal year 2020, with early adoption permitted, including adoption in an interim period. If elected, the reclassification can be applied in either the period of adoption or retrospectively to the period of the enactment of the U.S. Tax Cuts and Jobs Act (i.e., our first quarter of fiscal year 2018). We adopted this guidance in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.

In August 2018, the FASB issued guidance related to fair value measurement disclosures. This guidance removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this guidance modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This guidance is effective beginning in fiscal year 2020. We adopted this guidance in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.

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

During the three months ended March 31, 2019, we incurred a total of $597 of acquisition-related costs in connection with these acquisitions, including success-based investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2019.

Pursuant to our acquisition agreements, we were to pay up to an additional $32,400 of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, the achievement of a large customer contract, and the development of certain new technology. The Company, with the assistance of an independent valuation specialist, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $4,350. The simulation calculated the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration obligation changed from $4,350 as of the acquisition date to $5,625 as of March 31, 2019 as a result of changes in our estimated revenue forecasts.  The fair value of the contingent consideration obligation changed from $3,612 as of December 31, 2019 to $1,220 as of March 31, 2020.  This change is a result of a $3,500 payment made in the first quarter of 2020, changes in our estimated revenue forecasts and an amendment to one of the agreements.  The amendment was entered into in March 2020, in which the terms of the contingent consideration provisions associated with one of the acquisitions were modified and are expected to be paid during the first quarter of 2021. As of March 31, 2020, we may pay up to an additional $22,500 of contingent consideration over the next year and a half.

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

Diversigen

On November 8, 2019, the Company acquired all of the outstanding stock of Diversigen pursuant to the terms of a merger agreement. We began operating this entity as of the November 8, 2019 closing date.

The aggregate purchase price for this transaction was $12,000, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement noted above.

During the three months ended March 31, 2020 and 2019, we did not incur any acquisition related costs associated with this transaction, including investment banking fees and accounting, legal and other professional fees.

Pursuant to our acquisition agreements, we were to pay up to an additional $1,500 of contingent consideration in 2020 based on the achievement of certain 2019 revenue metrics as defined under the agreements which did not occur.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Accounts receivable	$1,234
Other current assets	45
Property, plant, and equipment, net	1,916
Acquired intangible assets	3,560
Goodwill	6,317
Total assets acquired	13,072
Liabilities Assumed
Current liabilities	1,123
Deferred tax liability	598
Other long-term liabilities	893
Total liabilities assumed	2,614
Net Cash Paid (net of cash acquired of $479)	$10,458

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

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the CoreBiome, Diversigen and Novosanis acquisitions as if they had been consummated as of January 1, 2019. The unaudited pro forma results include the amortization associated with acquired intangible assets and the estimated tax effect of adjustments to income before income taxes but do not include changes in the fair value of our contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2019.

Three Months ended
March 31, 2019

Revenue	$31,048
Net loss	(3,290)
Net loss per share, basic and diluted	(0.05)

4.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended March 31,
	2020	2019
OraQuick®	$13,756	$11,590
Oragene®	9,633	4,173
ORAcollect®	449	3,225
Intercept®	1,978	1,842
Microbiome laboratory services	2,447	958
OMNIgene® • GUT	693	979
Histofreezer® (1)	-	2,213
Other products	1,930	3,352
Net product and services revenues	30,886	28,332

Royalty income	446	1,084
Other non product revenues	264	706
Other revenues	710	1,790
Net revenues	$31,596	$30,122

(1)

On August 16, 2019, we sold all rights and title to the assets necessary to operate our cryosurgical line of business and as such results of operations after August 16, 2019, do not include any revenues associated with that line of business.

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2020	2019
United States	$21,616	$20,566
Europe	2,805	2,431
Other regions	7,175	7,125
	$31,596	$30,122

Customer and Vendor Concentrations. One of our customers accounted for 12% of our accounts receivable as of March 31, 2020. Another customer accounted for 19% of our accounts receivable as of December 31, 2019. We had no significant customer concentrations (greater than 10%) in our net consolidated revenues for the three months ended March 31, 2020 and 2019

We currently purchase certain products and critical components of our products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, we could be subject to increased costs and substantial delays in the delivery of our products to our customers. Also, our subsidiary, DNAG, uses two third-party suppliers to manufacture its product. Our inability to have a timely supply of any of these components and products could have a material adverse effect on our business, as well as our financial condition and results of operations.

Deferred Revenue.  We record deferred revenue when funds are received prior to the recognition of the associated revenue.  Deferred revenue as of March 31, 2020 and December 31, 2019 includes customer prepayments of $2,508 and $1,904, respectively.  Deferred revenue as of March 31, 2020 and December 31, 2019 also includes $ 1,804 and $1,809, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that rate.
5.	Accrued Expenses and other current liabilities

	March 31, 2020	December 31, 2019
Payroll and related benefits	$5,414	$6,088
Professional fees	2,364	2,769
Other	4,561	5,431
	$12,339	$14,288

6.	Leases

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of March 31, 2020, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Operating Lease Cost	$313	$231
Finance Lease Cost
Amortization of right-of use assets	163	39
Interest on lease liabilities	20	4
Total Finance Lease Cost	$183	$43

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316	$228
Operating cash flows from financing leases	20	3
Financing cash flows from financing leases	175	35
Non-cash activity
Right-of-use assets obtained in exchange for operating lease obligations	—	240
Right-of-use assets obtained in exchange for finance lease obligations	—	1,249

Supplemental balance sheet information related to leases is as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets	$4,665	$4,996

Current lease liabilities	999	1,032
Non-current lease liabilities	3,899	4,206
Total operating lease liabilities	$4,898	$5,238

Finance Leases
Right-of-use assets	$1,818	$1,951

Current lease liabilities	588	613
Non-current lease liabilities	1,281	1,372
Total finance lease liabilities	$1,869	$1,985

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	5.05
Weighted-average remaining lease term—finance leases	3.27

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.29%
Weighted-average discount rate—finance leases	4.32%

As of March 31, 2020, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2020 (excluding the three months ended March 31, 2020)	$512	$928
2021	565	1,180
2022	565	1,161
2023	336	758
2024	24	776
Thereafter	4	760
Total Minimum Lease Payments	2,006	5,563
Less: imputed interest	(137)	(665)
Present Value of Lease Liabilities	$1,869	$4,898

7.	Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three months ended March 31, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145
Common stock issued upon exercise of options	6	—	30	—	—	30
Vesting of restricted stock and performance stock units	486	—	—	—	—	—
Purchase and retirement of common shares	(197)	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	—	1,376	—	—	1,376
Net loss	—	—	—	—	(7,328)	(7,328)
Currency translation adjustments				(9,221)		(9,221)
Unrealized loss on marketable securities	—	—	—	(442)	—	(442)
Balance at March 31, 2020	62,026	$—	$401,812	$(21,799)	$(89,861)	$290,152

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378
Common stock issued upon exercise of options	4	—	22	—	—	22
Vesting of restricted stock and performance stock units	664	—	—	—	—	—
Purchase and retirement of common shares	(277)	—	(3,595)	—	—	(3,595)
Stock-based compensation	—	—	1,231	—	—	1,231
Net loss	—	—	—	—	(3,258)	(3,258)
Currency translation adjustments				2,232		2,232
Unrealized gain on marketable securities	—	—	—	497	—	497
Balance at March 31, 2019	61,667	$—	$398,931	$(15,977)	$(102,447)	$280,507

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

Total compensation cost related to stock options for the three months ended March 31, 2020 and 2019 was $253 and $324 respectively. Net cash proceeds from the exercise of stock options were $30 and $22 for the three months ended March 31, 2020 and 2019, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

The following table summarizes the stock option activity for the three months ended March 31, 2020:

Options
Outstanding on January 1, 2020	1,193
Granted	510
Exercised	(6)
Forfeited	(14)
Outstanding on March 31, 2020	1,683

Compensation cost of $1,079 and $653 related to restricted shares was recognized during the three months ended March 31, 2020 and 2019, respectively. In connection with the vesting of restricted shares during the three months ended March 31, 2020 and 2019, we purchased and immediately retired 197 and 277 shares with aggregate values of $1,408 and $3,595, respectively, in satisfaction of minimum tax withholding obligations.

The following table summarizes time-vested restricted stock award and restricted stock unit activity for the three months ended March 31, 2020:

Units
Issued and unvested, January 1, 2020	464
Granted	480
Vested	(178)
Forfeited	(10)
Issued and unvested, March 31, 2020	756

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

Compensation cost of $44 and $254 related to PSUs was recognized during the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the PSU activity for the three months ended March 31, 2020:

Units
Issued and unvested, January 1, 2020	525
Granted	353
Performance adjustment	103
Vested	(311)
Forfeited	(35)
Issued and unvested, March 31, 2020	635

 Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the three months ended March 31, 2020 and 2019.
8.	Income Taxes

During the three months ended March 31, 2020, we recorded income tax expense of $712 which primarily consists of foreign tax expense.  During the three months ended March 31, 2019, we recorded and income tax benefit of $29 which primarily consists of a foreign tax benefit offset by nominal domestic tax expense.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of March 31, 2020 and December 31, 2019 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both March 31, 2020 and December 31, 2019 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three month period ended March 31, 2020.
9.	Commitments and Contingencies

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

10.	Business Segment Information

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our DNAG business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets. Financial results of CoreBiome, Novosanis and Diversigen are included in our DNAG segment. Our cryosurgical systems business was included in our OSUR segment and the impact of the sale of that business in August 2019 is reflected in the results presented below.

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

The following table summarizes operating segment information for the three months ended March 31, 2020 and 2019, and asset information as of March 31, 2020 and December 31, 2019:

	Three Months Ended March 31,
	2020	2019
Net revenues:
OSUR	$17,792	$18,233
DNAG	13,804	11,889
Total	$31,596	$30,122
Operating loss:
OSUR	$(7,641)	$(3,499)
DNAG	(405)	(312)
Total	$(8,046)	$(3,811)
Depreciation and amortization:
OSUR	$861	$822
DNAG	1,336	904
Total	$2,197	$1,726
Capital expenditures:
OSUR	$818	$1,929
DNAG	1,777	699
Total	$2,595	$2,628

	March 31, 2020	December 31, 2019
Total assets:
OSUR	$174,197	$163,943
DNAG	150,875	185,352
Total	$325,072	$349,295

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, losses, expenses, or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, expected manufacturing performance, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to successfully manage and integrate acquisitions of other companies in a manner that complements or leverages our existing business, or otherwise expands or enhances our portfolio of products and our end-to-end service offerings, and the diversion of management’s attention from our ongoing business and regular business responsibilities to effect such integration; the expected economic benefits of acquisitions (and increased returns for our stockholders), including that the anticipated synergies, revenue enhancement strategies and other benefits from the acquisitions may not be fully realized or may take longer to realize than expected and our actual integration costs may exceed our estimates; impact of increased or different risks arising from the acquisition of companies located in foreign countries; ability to market and sell products, whether through our internal, direct sales force or third parties; impact of significant customer concentration in the genomics business; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our ability to successfully develop new products, validate the expanded use of existing collector products and commercialize such products for COVID-19 testing; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid or urine testing, collection or other products; market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; impact of contracting with the U.S. government; impact of negative economic conditions; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Overview and Business Segments

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our DNAG business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store biological samples of genetic material for molecular testing. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory and bioinformatics services. The DNAG segment also includes genomic and microbiome laboratory testing and analytical services.

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

Our DNAG business is operated by our subsidiaries, DNAG, CoreBiome, Novosanis and Diversigen. DNAG’s specimen collection devices provide all-in-one systems for the collection, stabilization, transportation and storage of nucleic acids from human saliva and other biological sample types for genetic and microbiome applications. Our products are used for academic research and commercial applications, including ancestry, disease risk management, lifestyle and animal testing.  Included in the disease risk management area are pharmacogenomics testing, hereditary disease screening, prenatal or cancer screening, population health initiatives and other molecular testing in DNA or RNA for the diagnosis of acute disease.  CoreBiome and Diversigen provide the laboratory testing and bioinformatics services. Novosanis’ Colli-Pee collection device is designed for the volumetric collection of first-void urine for use in research, screening and diagnostics for the liquid biopsy and sexually transmitted infection markets. We also sell research use only sample collection products into the microbiome market and we offer our customers a suite of genomics and microbiome services, which range from package customization and study design optimization to extraction, analysis and reporting services. We serve customers worldwide in the research, healthcare, pharmaceutical and agricultural communities.

Recent Developments

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic.  This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the outbreak’s effects on the Company’s business or results of operations at this time.

During the first quarter of 2020, traditional HIV and HCV testing programs and drug testing in the workplace market began to be reduced or terminated as a result of the various “stay-at-home” orders and social distancing guidelines issued by federal, state and local governments to contain the spread of the COVID-19 pandemic in the United States.  On the international front, during the first quarter of 2020, we experienced some delays with international shipments due to a reduction of customs and transportation personnel, a reduced number of air flights and shipping congestion.  In our molecular segment, clinical and research work during the first quarter, particularly in the academic market, has reduced demand for our products.  Although these trends did not materially impact our first quarter 2020 financial results, we believe they will continue and will have a greater adverse impact on the revenues of certain parts of our business for an indeterminate time period, depending on the duration and severity of the COVID-19 pandemic.

Despite the expected negative impacts from COVID-19, we also believe there are potentially significant opportunities for increased revenues as a result of the pandemic.  In the U.S., public health customers are purchasing increased quantities of our OraQuick® In-Home HIV Test in order to permit continued HIV testing while allowing clients and patients to adhere to “stay-at-home” and social distancing requirements.  In addition, we are seeing increased demand for our molecular collection products from customers who conduct both saliva and blood-based testing. As it becomes increasingly difficult to collect blood in clinics or healthcare settings, these customers are increasingly relying on the saliva collection alternative.  As described below, we are also developing new tests for coronavirus and are working to validate the use of a number of our existing molecular collection products for use in COVID-19 testing.  If we are successful in these efforts, we believe these new products and the expanded use of our existing products could result in significant additional revenues that could potentially offset or exceed the lost revenues expected in other parts of our business as a result of the COVID-19 pandemic.

COVID-19 Product Development

In April 2020, we were awarded a contract for $710,310 in funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) to develop a pan-SARS-coronavirus rapid in-home self-test that uses oral fluid samples and that will be based on our OraQuick® platform which currently supports HIV, HCV, and Ebola testing. This support from BARDA will enable the Company to file for FDA Emergency Use Authorization allowing for an in-home self-test to debut into the U.S. market. In addition to a rapid coronavirus antigen self-test, we are developing a lab-based oral fluid microplate coronavirus antibody enzyme-linked immunosorbent assay (ELISA).

We are also actively engaged with several laboratories and researchers to demonstrate the effectiveness of our existing products for use with coronavirus testing. Recent publications show that the coronavirus can be successfully detected in saliva. The stabilization solution in our molecular collection products can accommodate a very broad spectrum of microbiome activity spanning bacteria to viruses and we are collecting data on the usability of our kits for this purpose.  Although we understand that the current standard for collecting COVID-19 samples is with a nasopharyngeal or oropharyngeal swab, we believe that oral samples collected using devices from our product lines for liquid saliva or oral swab samples could be a suitable alternative. Unlike nasopharyngeal and oropharyngeal swabs which cannot be self-administered, our products are optimized for self-collection. That means healthcare providers, retailers, and online vendors could ship our kits directly to an individual’s home, eliminating unnecessary trips to hospitals, doctors’ offices and testing facilities. Self-collection would support the social distancing guidelines already in place in many communities, reduce the burden on testing sites and healthcare facilities, provide wider access to testing and curb the spread of virus.

Moreover, the chemistry in our products stabilizes nucleic acids, including RNA, which is the nucleic acid used by most labs for COVID-19 testing. The usability and form factor of these products are ideal for use in at-home or clinic settings. Should the data support the use of our existing products for COVID-19 diagnostics, additional avenues of sample collection will be enabled. We expect to receive this data in the near future as this validation requires paired sampling from infected patients.

Current Consolidated Financial Results

During the three months ended March 31, 2020, our consolidated net revenues increased 5% to $31.6 million, compared to $30.1 million for the three months ended March 31, 2019. Net product and services revenues during the three months ended March 31, 2020 increased 9% when compared to the same period of 2019, primarily due to higher international sales of our OraQuick® HIV Self-Test, higher sales of our genomics products, and increased laboratory service revenues. Partially offsetting these increases were lower sales of our domestic and international HCV products and the absence of cryosurgical sales as a result of the divestiture of our cryosurgical systems business in August 2019. Other revenues for the three months ended March 31, 2020 were $710,000 compared to $1.8 million in the same period of 2019. This decline is largely due to lower royalty income.

Our consolidated net loss for the three months ended March 31, 2020 was $7.3 million or $0.12 per share on a fully diluted basis, compared to consolidated net loss of $3.3 million, or $0.05 per share on a fully diluted basis, for the three months ended March 31, 2019. Results for the three months ended March 31, 2020 included a $1.1 million non-cash pre-tax charge associated with the change in the fair value of acquisition-related contingent consideration, which approximated $0.02 per share. Results in the first quarter of 2019 included $1.3 million of a non-cash pre-tax charge associated with the change in the fair value of our acquisition-related contingent consideration and $597,000 of acquisition-related transaction costs.  The combined impact of these charges reduced our fully diluted earnings per share by approximately $0.03.

Cash provided by operating activities during the three months ended March 31, 2020 was $2.5 million. Cash provided by operating activities during the three months ended March 31, 2019 was $528,000. As of March 31, 2020, we had $176.2 million in cash, cash equivalents, and available-for-sale securities, compared to $189.8 million at December 31, 2019.

Results of Operations

Three months ended March 31, 2020 compared to March 31, 2019

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
	2020	2019	% Change	2020	2019
OSUR	$17,664	$17,749	—%	56%	59%
DNAG	13,222	10,583	25	42	35
Net product and services revenues	30,886	28,332	9	98	94
Other	710	1,790	(60)	2	6
Net revenues	$31,596	$30,122	5%	100%	100%

Consolidated net product and services revenues increased 9% to $30.9 million in the first quarter of 2020 from $28.3 million in the comparable period of 2019. Higher sales of our international HIV and genomics products and higher laboratory services revenues were partially offset by lower domestic and international OraQuick® HCV sales and the absence of cryosurgical systems revenues due to the sale of our cryosurgical systems business in August 2019. Other revenues for the first quarter of 2020 were $710,000 compared to $1.8 million in the same period of 2019. Other revenues in the first quarter of 2020 included $446,000 in royalty income earned under a litigation settlement agreement and other revenues of $264,000 associated with funded research and development, reimbursement of certain costs under our charitable support agreement with the Gates Foundation, and grant revenue. Other revenues in the first quarter of 2019 included $1.1 million in royalty income earned under a litigation settlement agreement and $706,000 in research and development funding, reimbursement of certain costs under our charitable support agreement with the Gates Foundation, and grant revenue.

Consolidated net revenues derived from products sold to customers outside of the United States were $10.0 million and $9.6 million, or 32% of total net revenues, in the first quarters of 2020 and 2019, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment during the first quarters of 2020 and 2019.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
Market	2020	2019	% Change	2020	2019
Infectious disease testing	$14,664	$12,338	19%	82%	67%
Risk assessment testing	3,000	2,836	6	17	16
Cryosurgical systems	—	2,575	(100)	—	14
Net product revenues	17,664	17,749	—	99	97
Other	128	484	(74)	1	3
Net revenues	$17,792	$18,233	(2)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 19% to $14.7 million in the first quarter of 2020 from $12.3 million in the first quarter of 2019. This increase resulted from higher international sales of our OraQuick® HIV products, partially offset by lower domestic sales of our OraQuick® HIV products and lower world-wide sales of our OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the first quarters of 2020 and 2019.

	Three Months Ended March 31,
Market	2020	2019	% Change
Domestic HIV	$4,216	$4,304	(2)%
International HIV	6,949	4,001	74
Net HIV revenues	11,165	8,305	34
Domestic HCV	1,494	1,828	(18)
International HCV	1,097	1,457	(25)
Net HCV revenues	2,591	3,285	(21)
Net OraQuick® revenues	$13,756	$11,590	19%

Domestic OraQuick® HIV sales decreased 2% to $4.2 million for the three months ended March 31, 2020 from $4.3 million for the three months ended March 31, 2019. This decrease was primarily the result of lower sales of our professional product due to price and fourth generation test competition partially offset by higher sales of our over-the-counter product as a result of a stocking order at a new retailer.

International sales of our OraQuick® HIV tests increased 74% to $6.9 million for the three months ended March 31, 2020 from $4.0 million for the three months ended March 31, 2019. This increase was largely due to higher sales of our OraQuick® HIV Self-Test in Africa.

Domestic OraQuick® HCV sales decreased 18% to $1.5 million in the first quarter of 2020 from $1.8 million in the first quarter of 2019 primarily due to a decline in public health funding as funds were redirected to COVID-19 testing and due to the closure of testing programs to comply with the national stay at-home orders associated with the COVID-19 pandemic.

International OraQuick® HCV sales decreased 25% to $1.1 million in the first quarter of 2020 from $1.5 million in the first quarter of 2019 due to lower sales in Asia.

Risk Assessment Market

Sales to the risk assessment market increased 6% to $3.0 million in the first quarter of 2020 compared to $2.8 million in the first quarter of 2019 due to increased pre-employment drug testing.

Cryosurgical Systems Market

In August 2019, we sold our cryosurgical systems line of business and as such have stopped recording revenues associated with that business since the third quarter of 2019.

Other revenues

Other revenues in the first quarter of 2020 decreased 74% to $128,000 from $484,000 of other revenues recorded in the first quarter of 2019. Revenue associated with funding of our research and development efforts declined to $104,000 in the first quarter of 2020 from $364,000 in the first quarter of 2019 as a result of the wind-down of our development efforts on our rapid Ebola test.  Other revenues in the first quarter of 2020 also included $24,000 in reimbursement of certain costs under our charitable support agreement with the Gates Foundation compared to $120,000 in the first quarter of 2019.

DNAG Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the first quarters of 2020 and 2019.

	Three Months Ended March 31,
Market	2020	2019	% Change
Genomics	$9,135	$8,047	14%
Microbiome	1,645	1,609	2
Other product revenues	27	210	(87)
Laboratory services	2,415	717	237
Net molecular product and services revenues	$13,222	$10,583	25
Other	582	1,306	(55)
Net molecular product and services revenues	$13,804	$11,889	16%

Sales of our genomics products increased 14% to $9.1 million in the first quarter of 2020 compared to $8.0 million in the first quarter of 2019, largely due to organic growth of existing customers and a shift from blood to saliva collection by customers using both sample types due to the inability to collect blood samples as a result of restrictions related to COVID-19.

Microbiome sales largely remained consistent at $1.6 million in the first quarters of 2020 and 2019.

Laboratory services revenues increased 237% to $2.4 million in the first quarter of 2020 compared to $717,000 in the first quarter of 2019, due to the inclusion of revenues generated by Diversigen which was acquired in the fourth quarter of 2019.

Other revenues in the first quarter of 2020 decreased 55% to $582,000 from $1.3 million in the first quarter of 2019 largely as a result of lower royalty income under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 51% for the first quarter of 2020 compared to 60% for the first quarter of 2019. The decrease in gross profit percentage in the first quarter of 2020 was primarily due to a less favorable product mix as a result of higher sales of lower gross profit products and services, increased international freight costs, increased scrap and spoilage expense, and the decline in other revenues which contribute 100% to our gross profit percentage.

Consolidated operating loss for the first quarter of 2020 was $8.0 million, a $4.2 million increased loss from the $3.8 million of operating loss reported in the first quarter of 2019. Results in the first quarter of 2020 were negatively impacted by the lower gross profit percentage, higher legal fees, increased research and development expenses, and the incremental operating expenses added by the Diversigen acquisition which did not occur until the fourth quarter of 2019.

OPERATING LOSS BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.

OSUR Segment

OSUR’s gross profit percentage was 43% in the first quarter of 2020 compared to 54% in the first quarter of 2019. This decrease is due to a less favorable product mix associated with the increased international HIV product sales and the absence of cryosurgical systems revenues due to the sale of our cryosurgical systems business in August 2019 which generated higher margins.  Gross profit percentage was also negatively impacted by increased international freight costs and higher scrap and spoilage expense.

Research and development expenses increased 28% to $3.5 million in the first quarter of 2020 from $2.7 million in the first quarter of 2019 largely due to increased staffing costs. Sales and marketing expenses of $4.6 million in the first quarter of 2020 were flat compared to the first quarter of 2019. General and administrative expenses increased 20% to $7.3 million in the first quarter of 2020 compared to $6.0 million in the first quarter of 2019 largely due to higher legal fees.

All of the above contributed to OSUR’s first quarter 2020 operating loss of $7.6 million, which included non-cash charges of $861,000 for depreciation and amortization and $1.1 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 61% in the first quarter of 2020 compared to 69% in the first quarter of 2019. This decrease is attributable to the decline in other revenues which contribute 100% to the gross profit percentage and a less favorable product mix as a result of higher sales of lower gross profit products and services.

Research and development expenses increased 31% to $2.2 million in the first quarter of 2020 from $1.7 million in the first quarter of 2019 due to higher staffing costs, higher lab supply and consulting costs in support of bioinformatics and new product initiatives, and the inclusion of research and development expense incurred by Diversigen. Sales and marketing expenses increased 2% to $2.8 million in the first quarter of 2020 from $2.7 million in the first quarter of 2019 largely due to expenses incurred by Diversigen not included in the first quarter of 2019, partially offset by a decrease in our reserve for uncollectible accounts. General and administrative expenses largely remained consistent at $2.9 million in both the first quarter of 2020 and 2019.

All of the above contributed to DNAG’s first quarter 2020 operating loss of $405,000, which included a non-cash charge of $1.1 million for the change in the fair value of acquisition-related contingent consideration, $1.3 million for depreciation and amortization, and $300,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2020, $9,000 of state income tax expense was recorded compared to $21,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, foreign tax expense of $703,000 was recorded compared to a foreign tax benefit of $50,000 recorded for the three months ended March 31, 2019.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$83,365	$75,715
Available for sale securities	92,805	114,043
Working capital	197,106	191,837

Our cash and cash equivalents and available-for-sale securities decreased to $176.4 million at March 31, 2020 from $189.8 million at December 31, 2019. Our working capital increased to $197.3 million at March 31, 2020 from $191.8 million at December 31, 2019.

During the first three months of 2020, we generated $2.5 million in cash from operating activities. Our net loss of $7.3 million included non-cash charges for depreciation and amortization expense of $2.2 million, stock-based compensation expense of $1.4 million, and a charge for the change in the estimated fair value of acquisition-related contingent consideration of $1.1 million and other non-cash benefits of $249,000. Cash used in operating activities also includes a $496,000 contingent consideration payment which represents the excess of the total contingent consideration payment made during the first quarter of 2020 over the fair value of the liability estimated at the time of acquisition. Sources of cash generated from our working capital accounts include an $8.6 million decrease in accounts receivable as a result of the collection of large outstanding balances, a $1.0 million decrease in prepaid expenses and other assets associated with lower tax payment made to the Canadian taxing authority, and a $780,000 increase in deferred revenue largely associated with a customer prepayment received for laboratory services. Offsetting these sources of cash were a decrease in accounts payable of $3.1 million due to the payment of vendor invoices that were outstanding at the end of 2019 and a decrease in accrued expenses and other liabilities of $1.7 million largely due to payment of our 2019 management incentive bonuses.

Net cash provided by investing activities was $14.1 million for the three months ended March 31, 2020, which reflects $55.8 million in proceeds from the maturities and redemptions of investments partially offset by $36.9 million used to purchase investments, $2.6 million used to acquire property and equipment, and $2.3 million used to purchase patent and product rights.

Net cash used in financing activities was $4.6 million for the three months ended March 31, 2020, which largely resulted from $3.0 million used for payment of our contingent consideration obligation and $1.4 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $69.2 million or 39% of our $176.4 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2019 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there were no significant changes to this information.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. During the first three months of 2020, there were no material changes to our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of March 31, 2020, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.4% of our total revenues for the three months ended March 31, 2020. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $111.1 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of March 31, 2020. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $9.0 million in the three months ended March 31, 2020.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

On February 6, 2017, DNA Genotek, Inc. (“DNAG”) entered into a settlement and license agreement (the “Settlement Agreement”) in order to settle certain patent infringement and breach of contract litigation against Ancestry.comDNA, LLC (“Ancestry”) and its contract manufacturer.  This litigation was related to a saliva DNA collection device sold by Ancestry that was similar to products sold by DNAG.  Under the terms of the Settlement Agreement, DNAG and Ancestry agreed to certain procedures for considering whether future versions of Ancestry’s saliva DNA collection product are covered by the DNAG patents licensed to Ancestry (the “Licensed Patents”) and thus subject to ongoing royalties under  the Settlement Agreement.  We have been in a dispute with Ancestry regarding whether yet-to-be launched Ancestry products are covered by the Licensed Patents.  In March 2019, Ancestry filed a Dispute Notice and Request for Arbitration (the “Notice”) with an alternative dispute resolution services provider in order to initiate a binding arbitration proceeding pursuant to the Settlement Agreement.  DNAG denied the allegations contained in the Notice and asserted that the potential new Ancestry products are covered by the Licensed Patents and would be subject to ongoing royalties if such products are commercialized by Ancestry.  A panel of arbitrators was appointed (the “Panel”) and this arbitration proceeding was completed in early 2020.  In February 2020, the Panel issued a decision that found that the potential new Ancestry products do not infringe the DNAG patents asserted in the arbitration.  As a result, these new Ancestry products will not be subject to the royalties under the Settlement Agreement.  Under the terms of the Settlement Agreement, the Panel’s decision is final and binding on the parties.

Item 1A.	RISK FACTORS

The risk factors set forth in this report update, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Economic Volatility and Disruption Could Adversely Affect Our Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Global and U.S. markets and economies have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Many economists and major investment banks have expressed concern that the continued spread of the virus globally has led or will lead to a world-wide economic downturn. Volatile economic conditions may occur again or continue in the future. These conditions could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions or other factors. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase and/or distribute our products or supply us with necessary equipment, raw materials or components. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

Terrorist Attacks, Natural Disasters, Public Health Crises or Other Catastrophic Events Outside of Our Control May Adversely Affect Our Business.

Terrorist attacks, natural disasters, public health crises or other catastrophic events outside of our control, including pandemics, and subsequent governmental responses to these events, could cause economic instability. These actions could adversely affect economic conditions both within and outside the United States and reduce demand for our products.  For example, the COVID-19 outbreak has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States.  This outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things: (i) restrictions on travel, government mandated social distancing measures, and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories; (ii) significant disruption to the business of many companies, including our customers and suppliers, as well as layoffs of employees; (iii) reduction or termination by public health and other customers of infectious disease testing programs, including for HIV and HCV, and a reallocation of personnel and monetary resources from these programs to programs intended to address COVID-19; (iv) reduction or termination of clinical and research studies by academic and other entities that use our molecular collection products and laboratory services; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may have unintended consequences or may not adequately address such problems.  These events have disrupted, and threaten to continue to disrupt, our normal operation, the operations of our customers and suppliers and eliminate, reduce or delay our customers’ ability to purchase and use our products and our suppliers’ ability to provide raw materials and finished products.  Despite our efforts to manage and mitigate the impact of these events on us, it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty under applicable laws or regulations that impact us. It is clear that these types of events are impacting and will, for at least some time, continue to impact our operation and in many instances the impact will be adverse and may be material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business and results of operation.

Various types of disasters, including earthquakes, fires, floods, acts of terrorism and pandemics, may also affect our manufacturing facilities and computer systems, and increase our cybersecurity risks. Although we have business interruption insurance, our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace and could require substantial replacement lead-time. In the event our existing manufacturing facilities or computer systems are affected by man-made or natural disasters, including pandemics, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business. Moreover, we may incur incremental costs following an unforeseen event which could adversely affect our results of operation.

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

The COVID-19 pandemic and the measures taken to contain the spread of the virus, could disrupt the normal operations of our third-party suppliers.  Our third-party suppliers may not have the personnel, raw materials, capacity, or capability to manufacture our products according to our schedule and specifications.  To the extent any such production and distribution interruption or closures occur and continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations. If our third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting our specifications, we may need to find another source and/or manufacturer. This could require that we perform additional development work and it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. We may also need to obtain FDA or other regulatory approvals for the use of an alternative component or for changes to our products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products into one or more markets or completely prevent us from doing so, and could increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products and Service Offerings.

We believe successful new product and service introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product or service and are reluctant to switch thereafter. Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our in-home antigen self-test for pan-SARS-coronavirus (“Coronavirus Self-Test”), laboratory-based pan-SARS-coronavirus antibody test (“Coronavirus Antibody Test”), OraQuick® HIV Self-Test , OraQuick® Ebola test and  OMNIgene® • GUT product offerings, and other new products or technologies that may be developed or acquired. In addition, our future revenues will depend on market acceptance of new uses for our saliva collection products, including for COVID-19 testing, and our new service offerings, such as the microbiome laboratory testing and analytical services we provide through CoreBioime and Diversigen.  To achieve market acceptance, we will likely be required to undertake clinical studies to validate the new uses for our products and substantial marketing efforts and spend significant funds to complete product development and clinical studies and inform potential customers and the public of the existence and perceived benefits of these products and services. In addition, governmental funding may be needed to help complete development, obtain required regulatory approvals and create market acceptance and expand the use of these products and services.

There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for microbiome products and services is in its early stages and its future development and acceptance by our customers is uncertain.  It is also possible that governmental funding may be limited for new products, such as our Coronavirus Self-Test and Coronavirus Antibody Test or the new sample collection and stabilization products being commercialized by DNAG. Also, we are still in the process of developing the Coronavirus Self-Test and Coronavirus Antibody Test and validating the use of existing products for COVID-19 testing, and it is uncertain whether we will be successful in our development and validation efforts or whether these products will prove effective, receive applicable regulatory approvals and gain widespread acceptance in the marketplace. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
January 1, 2020 - January 31, 2020	227	(3)	$7.91	—	11,984,720
February 1, 2020 - February 29, 2020	196,734	(3)	7.15	—	11,984,720
March 1, 2020 - March 31, 2020	—		—	—	11,984,720
	196,961			—

(1)

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.

(2)	This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. We have made no commitment to purchase any shares under this plan.
(3)	Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted shares, these shares were retired to satisfy minimum tax withholdings.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Exhibit

10.1*	Description of OraSure Technologies, Inc. 2020 Incentive Plan is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 21, 2020.

10.2*

Description of OraSure Technologies, Inc. Long-Term Incentive Policy and 2019 Award Performance Measures is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed February 21, 2020.

10.3*✝	Employment Agreement dated as of May 11, 2020 between OraSure Technologies, Inc. and Lisa A. Nibauer.

31.1✝	Certification of Stephen S. Tang required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2✝	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1✝

Certification of Stephen S. Tang required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2✝

Certification of Roberto Cuca required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2020 has been formatted in Inline XBRL

* Management contract or compensation plan arrangement.

✝Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: May 11, 2020	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: May 11, 2020	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)