Form 10-Q
period 2020-06-30
ORASURE TECHNOLOGIES INC
filed 2020-08-06
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2020, the registrant had 71,558,443 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$173,874	$75,715
Short-term investments	82,666	80,623
Accounts receivable, net of allowance for doubtful accounts of $3,915 and $2,666	25,918	36,948
Inventories	27,707	23,155
Prepaid expenses	2,745	2,433
Other current assets	5,054	5,676
Total current assets	317,964	224,550
Noncurrent Assets:
Property, plant and equipment, net	33,763	30,339
Operating right-of-use assets, net	4,938	4,996
Finance right-of-use assets, net	1,656	1,951
Intangible assets, net	15,221	14,674
Goodwill	35,244	36,201
Long-term investments	9,222	33,420
Other noncurrent assets	2,819	3,164
Total noncurrent assets	102,863	124,745
TOTAL ASSETS	$420,827	$349,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,057	$9,567
Deferred revenue	4,917	3,713
Accrued expenses and other current liabilities	14,406	14,288
Finance lease liability	555	613
Operating lease liability	1,093	1,032
Acquisition-related contingent consideration obligation	560	3,500
Total current liabilities	30,588	32,713
Noncurrent Liabilities:
Finance lease liability	1,154	1,372
Operating lease liability	4,109	4,206
Other noncurrent liabilities	2,507	2,960
Deferred income taxes	712	899
Total noncurrent liabilities	8,482	9,437
TOTAL LIABILITIES	39,070	42,150
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 71,408 and 61,731 shares issued and outstanding	—	—
Additional paid-in capital	499,394	401,814
Accumulated other comprehensive loss	(17,282)	(12,136)
Accumulated deficit	(100,355)	(82,533)
Total stockholders' equity	381,757	307,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$420,827	$349,295

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUES:
Products and services	$28,337	$37,267	$59,223	$65,599
Other	922	1,559	1,632	3,349
	29,259	38,826	60,855	68,948
COST OF PRODUCTS AND SERVICES SOLD	11,995	13,808	27,460	25,850
Gross profit	17,264	25,018	33,395	43,098
OPERATING EXPENSES:
Research and development	6,924	4,535	12,568	8,906
Sales and marketing	10,121	7,687	17,490	14,982
General and administrative	10,280	7,262	20,334	16,192
Change in the estimated fair value of acquisition-related contingent consideration	(660)	249	450	1,544
	26,665	19,733	50,842	41,624
Operating income (loss)	(9,401)	5,285	(17,447)	1,474
OTHER INCOME	216	524	1,646	1,048
Income (loss) before income taxes	(9,185)	5,809	(15,801)	2,522
INCOME TAX EXPENSE	1,309	1,411	2,021	1,382
NET INCOME (LOSS)	$(10,494)	$4,398	$(17,822)	$1,140
INCOME (LOSS) PER SHARE:
BASIC	$(0.16)	$0.07	$(0.28)	$0.02
DILUTED	$(0.16)	$0.07	$(0.28)	$0.02
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	64,745	61,709	63,335	61,621
DILUTED	64,745	62,128	63,335	62,191

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(10,494)	$4,398	$(17,822)	$1,140
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	3,726	2,476	(5,495)	4,708
Unrealized gain (loss) on marketable securities	791	186	349	683
COMPREHENSIVE INCOME (LOSS)	$(5,977)	$7,060	$(22,968)	$6,531

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(17,822)	$1,140
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	4,048	1,848
Depreciation and amortization	4,600	3,610
Provision for doubtful accounts	1,365	140
Unrealized foreign currency loss	5	365
Interest expense on finance leases	39	13
Deferred income taxes	(146)	(467)
Change in the estimated fair value of acquisition-related contingent consideration	450	1,544
Payment of acquisition-related contingent consideration	(496)	—
Changes in assets and liabilities
Accounts receivable	9,311	6,035
Inventories	(4,693)	(2,298)
Prepaid expenses and other assets	369	632
Accounts payable	(605)	81
Deferred revenue	1,311	301
Accrued expenses and other liabilities	80	(8,283)
Net cash provided by (used in) operating activities	(2,184)	4,661
INVESTING ACTIVITIES:
Purchases of investments	(66,309)	(55,317)
Proceeds from maturities and redemptions of investments	87,616	55,624
Purchases of property and equipment	(6,037)	(5,513)
Proceeds from escrow associated with business acquisitions	126	—
Acquisition of businesses, net of cash acquired	—	(13,217)
Purchase of patent and product rights	(2,250)	—
Net cash provided by (used in) investing activities	13,146	(18,423)
FINANCING ACTIVITIES:
Repayments of loans	—	(724)
Cash payments for lease liabilities	(354)	(124)
Payment of acquisition-related contingent consideration	(3,004)	—
Issuance of common stock in connection with public offering, net	95,036	—
Proceeds from exercise of stock options	560	169
Repurchase of common stock	(2,064)	(3,704)
Net cash provided by (used in) financing activities	90,174	(4,383)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,977)	2,274
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,159	(15,871)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,715	88,438
CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,874	$72,567
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,557	$6,097
Non-cash investing and financing activities
Accrued property and equipment purchases	$704	$490
Unrealized gain on marketable securities	$349	$683

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

Our business consists of two segments: our “OSUR business” consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our molecular products and services business, or “DNAG business” consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory and bioinformatics services.

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
2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNAG, CoreBiome, Novosanis and Diversigen. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the full year.

Summary of Significant Accounting Policies. There have been no changes to the Company's significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 30, 2020, we determined that the decline in the market value of our available-for-sale investment was not due to credit-related factors and as such no allowance for credit-loss was necessary.

The following is a summary of our available-for-sale securities as of June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Guaranteed investment certificates	$23,571	$—	$—	$23,571
Corporate bonds	68,082	420	(185)	68,317
Total available-for-sale securities	$91,653	$420	$(185)	$91,888
December 31, 2019
Guaranteed investment certificates	$24,632	$—	$—	$24,632
Corporate bonds	89,525	271	(385)	89,411
Total available-for-sale securities	$114,157	$271	$(385)	$114,043
At June 30, 2020, maturities of our available-for-sale securities were as follows:
Less than one year	$82,581	$270	$(185)	$82,666
Greater than one year	$9,072	$150	$—	$9,222

Fair Value of Financial Instruments. As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of June 30, 2020 and December 31, 2019.

Included in cash and cash equivalents at June 30, 2020 and December 31, 2019, was $111,378 and $1,624 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of June 30, 2020 and December 31, 2019 was $3,352 and $3,519, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Inventories. Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis, and consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$14,554	$14,168
Work in process	850	643
Finished goods	12,303	8,344
	$27,707	$23,155

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of June 30, 2020 and December 31, 2019 was $50,970 and $46,882, respectively.

Intangible Assets. Intangible assets consist of customer relationships, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of June 30, 2020 and December 31, 2019 was $24,205 and $23,420, respectively. The change in intangibles from $14,674 as of December 31, 2019 to $15,221 as of June 30, 2020 is a result of the acquisition of patent and product rights of $2,250 offset by foreign currency translation losses of $176 and $1,527 in amortization expense.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. All goodwill has been allocated to our DNAG segment. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

The decrease in goodwill from $36,201 as of December 31, 2019 to $35,244 as of June 30, 2020 is a result of a purchase price adjustment related to one of our acquisitions of $126 and a decrease of $831 associated with foreign currency translation.

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and did not restate comparative amounts. Also, we elected the practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. Leases with an initial term of 12 months or less are not recognized on the balance sheet and the associated lease payments are included in the consolidated statements of operations on a straight-line basis over the lease term. As a result, on January 1, 2019, we recorded right-of-use assets of $4,027 and lease liabilities of $4,263 on our consolidated balance sheet.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(10,494)	$4,398	$(17,822)	$1,140
Weighted-average shares of common stock outstanding:
Basic	64,745	61,709	63,335	61,621
Dilutive effect of stock options, restricted stock, and performance stock units	—	419	—	570
Diluted	64,745	62,128	63,335	62,191
Earnings (loss) per share:
Basic	$(0.16)	$0.07	$(0.28)	$0.02
Diluted	$(0.16)	$0.07	$(0.28)	$0.02

For the three and six months ended June 30, 2020, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,078 and 704 shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of income were $(200) and $(317) for the three months ended June 30, 2020 and 2019, respectively. Net foreign exchange gains (losses) were $493 and $(926) for the six months ended June 30, 2020 and 2019.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at June 30, 2020 consists of $17,517 of currency translation adjustments and $235 of net unrealized gains on marketable securities, which represents the fair market value adjustment for our investment portfolio. Accumulated other comprehensive loss at December 31, 2019 consists of $12,022 of currency translation adjustments and $114 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements.  In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss requires a credit loss to be recognized when it is probable. We adopted this guidance in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses. In addition, the new guidance requires us to record an allowance for credit loss when a decline in investment market value is due to credit-related factors. As of January 1, 2020, there was no material decline in the market value of available-for-sale investments due to credit-related factors.

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

In August 2018, the FASB issued guidance related to fair value measurement disclosures. This guidance removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this guidance modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of invested assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. We adopted this guidance in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.

3. Business Combinations

CoreBiome and Novosanis

On January 4, 2019, the Company acquired all of the outstanding stock of CoreBiome, pursuant to the terms of a merger agreement, dated January 3, 2019. Also on January 4, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Novosanis, pursuant to a share purchase agreement, dated January 3, 2019. We began operating these entities as of the January 4, 2019 closing date. The aggregate purchase price for both of these transactions was $13,320 adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into escrow accounts for a limited period after closing, in order to secure the potential payment of certain indemnification obligations of the selling stockholders under each agreement noted above. See Note 3 set forth in the Company’s audited financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information on the CoreBiome and Novosanis acquisitions.

During the six months ended June 30, 2019, we incurred a total of $597 of acquisition-related costs in connection with these acquisitions, including success-based investment banking fees and accounting, legal and other professional fees, related to both acquisitions, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2019.

Pursuant to our acquisition agreements, we were to pay up to an additional $32,400 of contingent consideration over the next three years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, the achievement of a large customer contract, and the development of certain new technology. The Company, with the assistance of an independent valuation specialist, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $4,350. The simulation calculated the probability-weighted payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration obligation changed from $4,350 as of the acquisition date to $5,898 as of June 30, 2019 as a result of changes in our estimated revenue forecasts.  The fair value of the contingent consideration obligation changed from $3,612 as of December 31, 2019 to $560 as of June 30, 2020.  This change is a result of a $3,500 payment made in the first quarter of 2020, changes in our estimated revenue forecasts and an amendment to one of the agreements.  Pursuant to the amendment, which was entered into in March 2020, the terms of the contingent consideration provisions associated with one of the acquisitions were modified and are expected to be paid during the first quarter of 2021. As of June 30, 2020, we may pay up to an additional $22,500 of contingent consideration through July 2021.

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

Diversigen

On November 8, 2019, the Company acquired all of the outstanding stock of Diversigen pursuant to the terms of a merger agreement. We began operating this entity as of the November 8, 2019 closing date. The aggregate purchase price for this transaction was $12,000, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement noted above. See Note 3 set forth in the Company’s audited financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information on the Diversigen acquisition.

During the six months ended June 30, 2020 and 2019, we did not incur any acquisition related costs associated with this transaction, including investment banking fees and accounting, legal and other professional fees.

Pursuant to the merger agreement, we were to pay up to an additional $1,500 of contingent consideration in 2020 based on the achievement of certain 2019 revenue metrics as defined under the agreements which did not occur.

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

	Three Months ended	Six Months ended
	June 30, 2019	June 30, 2019

Revenue	$39,710	$70,758
Net income (loss)	3,687	(230)
Net income (loss) per share, basic and diluted	0.06	0.01

4.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Infectious disease testing	$8,737	$13,348	$23,400	$25,686
Risk assessment testing	1,533	3,097	4,533	5,934
Cryosurgical systems	-	3,518	-	6,093
Genomics	6,471	13,943	14,863	21,791
Microbiome	853	2,057	2,430	3,446
COVID-19	8,472	-	8,866	-
Laboratory services	2,222	1,196	5,053	2,332
Other product revenue	49	108	78	317
Net product and services revenues	28,337	37,267	59,223	65,599
Royalty income	727	1,114	1,172	2,198
Other non product revenues	195	445	460	1,151
Other revenues	922	1,559	1,632	3,349
Net revenues	$29,259	$38,826	$60,855	$68,948

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$21,912	$27,902	$43,528	$48,467
Europe	3,069	2,990	5,874	5,421
Other regions	4,278	7,934	11,453	15,060
	$29,259	$38,826	$60,855	$68,948

Customer and Vendor Concentrations. One of our customers accounted for 12% of our accounts receivable as of June 30, 2020. Another customer accounted for 19% of our accounts receivable as of December 31, 2019. We had no significant customer concentrations (greater than 10%) in our net consolidated revenues for the three and six months ended June 30, 2020 and for the six months ended June 30, 2019. One of our customers accounted for approximately 13% of our net consolidated revenues for the three months ended June 30, 2019.

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

Deferred Revenue.  We record deferred revenue when funds are received prior to the recognition of the associated revenue.  Deferred revenue as of June 30, 2020 and December 31, 2019 includes customer prepayments of $3,124 and $1,904, respectively.  Deferred revenue as of June 30, 2020 and December 31, 2019 also includes $1,793 and $1,809, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that rate.
5.	Accrued Expenses and other current liabilities

	June 30, 2020	December 31, 2019
Payroll and related benefits	$8,803	$6,088
Professional fees	1,824	2,769
Other	3,779	5,431
	$14,406	$14,288

6.	Leases

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of June 30, 2020, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating Lease Cost	$322	$232	$634	$463
Finance Lease Cost
Amortization of right-of use assets	163	113	326	152
Interest on lease liabilities	19	9	39	13
Total Finance Lease Cost	$182	$122	$365	$165

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$630	$458
Operating cash flows from financing leases	39	13
Financing cash flows from financing leases	354	124
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	498	240
Right-of-use assets obtained in exchange for finance lease obligations	46	1,249

Supplemental balance sheet information related to leases is as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Right-of-use assets	$4,938	$4,996

Current lease liabilities	1,093	1,032
Non-current lease liabilities	4,109	4,206
Total operating lease liabilities	$5,202	$5,238

Finance Leases
Right-of-use assets	$1,656	$1,951

Current lease liabilities	555	613
Non-current lease liabilities	1,154	1,372
Total finance lease liabilities	$1,709	$1,985

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	4.87
Weighted-average remaining lease term—finance leases	3.08

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.26%
Weighted-average discount rate—finance leases	4.32%

As of June 30, 2020, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2020 (excluding the six months ended June 30, 2020)	$333	$677
2021	566	1,302
2022	566	1,284
2023	336	870
2024	24	891
Thereafter	3	839
Total Minimum Lease Payments	1,828	5,863
Less: imputed interest	(119)	(661)
Present Value of Lease Liabilities	$1,709	$5,202

7.Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145
Common stock issued upon exercise of options	6	—	30	—	—	30
Vesting of restricted stock and performance stock units	486	—	—	—	—	—
Purchase and retirement of common shares	(197)	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	—	1,376	—	—	1,376
Net loss	—	—	—	—	(7,328)	(7,328)
Currency translation adjustments				(9,221)		(9,221)
Unrealized loss on marketable securities	—	—	—	(442)	—	(442)
Balance at March 31, 2020	62,026	$—	$401,812	$(21,799)	$(89,861)	$290,152
Common stock issued upon exercise of options	71	—	530	—	—	530
Vesting of restricted stock and performance stock units	161	—	—	—	—	—
Purchase and retirement of common shares	(50)	—	(656)	—	—	(656)
Issuance of common stock in connection with public offering, net of commissions and expenses of $6,200	9,200	—	95,036	—	—	95,036
Stock-based compensation	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	(10,494)	(10,494)
Currency translation adjustments				3,726		3,726
Unrealized gain on marketable securities	—	—	—	791	—	791
Balance at June 30, 2020	71,408	$—	$499,394	$(17,282)	$(100,355)	$381,757

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	61,276	$—	$401,273	$(18,706)	$(99,189)	$283,378
Common stock issued upon exercise of options	4	—	22	—	—	22
Vesting of restricted stock and performance stock units	664	—	—	—	—	—
Purchase and retirement of common shares	(277)	—	(3,595)	—	—	(3,595)
Stock-based compensation	—	—	1,231	—	—	1,231
Net loss	—	—	—	—	(3,258)	(3,258)
Currency translation adjustments				2,232		2,232
Unrealized gain on marketable securities	—	—	—	497	—	497
Balance at March 31, 2019	61,667	$—	$398,931	$(15,977)	$(102,447)	$280,507
Common stock issued upon exercise of options	18	—	147	—	—	147
Vesting of restricted stock and performance stock units	51	—	—	—	—	—

Purchase and retirement of common shares	(11)	—	(109)	—	—	(109)
Stock-based compensation	—	—	616	—	—	616
Net income	—	—	—	—	4,398	4,398
Currency translation adjustments				2,476		2,476
Unrealized gain on marketable securities	—	—	—	186	—	186
Balance at June 30, 2019	61,725	$—	$399,585	$(13,315)	$(98,049)	$288,221

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

Total compensation cost related to stock options for the six months ended June 30, 2020 and 2019 was $468 and $635 respectively.

Compensation cost of $2,556 and $1,527 related to restricted shares was recognized during the six months ended June 30, 2020 and 2019, respectively. In connection with the vesting of restricted shares during the six months ended June 30, 2020 and 2019, we purchased and immediately retired 247 and 288 shares with aggregate values of $2,064 and $3,704, respectively, in satisfaction of minimum tax withholding obligations.

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

Compensation cost of $1,024 and $(315) related to PSUs was recognized during the six months ended June 30, 2020 and 2019, respectively.

 Public Offering

On June 1, 2020, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Evercore Group LLC, as representatives of several underwriters, relating to the issuance and sale of 8,000 shares of our common stock. The price to the public in the offering was $11.00 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,200,000 shares of common stock. On June 3, 2020, we announced the full exercise by the underwriters of their option to purchase these additional shares.

The offering was made pursuant to an effective registration statement on Form S-3 (File No. 333-228877) we had previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $95,000 after deducting underwriting discounts and offering expenses paid by the Company.

 Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the six months ended June 30, 2020 and 2019.
8.	Income Taxes

During the three and six months ended June 30, 2020, we recorded income tax expense of $1,309 and $2,021, which primarily consists of foreign tax expense.  During the three and six months ended June 30, 2019, we recorded income tax expense of $1,411 and $1,382, which also primarily consists of a foreign tax expense.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of June 30, 2020 and December 31, 2019 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both June 30, 2020 and December 31, 2019 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal or state deferred income tax expense or benefit was recorded for the three and six month period ended June 30, 2020.
9.	Commitments and Contingencies

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.
10.	Business Segment Information

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our “DNAG” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets. Financial results of CoreBiome, Novosanis and Diversigen are included in our DNAG segment. Our cryosurgical systems business was included in our OSUR segment and the impact of the sale of that business in August 2019 is reflected in the results presented below.

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

The following table summarizes operating segment information for the three and six months ended June 30, 2020 and 2019, and asset information as of June 30, 2020 and December 31, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
OSUR	$10,427	$20,372	$28,219	$38,605
DNAG	18,832	18,454	32,636	30,343
Total	$29,259	$38,826	$60,855	$68,948
Operating income (loss):
OSUR	$(13,523)	$14	$(21,165)	$(3,485)
DNAG	4,122	5,271	3,718	4,959
Total	$(9,401)	$5,285	$(17,447)	$1,474
Depreciation and amortization:
OSUR	$886	$844	$1,747	$1,666
DNAG	1,517	1,040	2,853	1,944
Total	$2,403	$1,884	$4,600	$3,610
Capital expenditures:
OSUR	$2,630	$1,616	$3,448	$3,545
DNAG	812	1,269	2,589	1,968
Total	$3,442	$2,885	$6,037	$5,513

	June 30, 2020	December 31, 2019
Total assets:
OSUR	$260,017	$163,943
DNAG	160,810	185,352
Total	$420,827	$349,295

11. Subsequent Events

On July 22, 2020, the Company acquired all of the outstanding stock of UrSure, Inc. (“UrSure”), pursuant to the terms of a merger agreement. Based in Boston, UrSure is developing and commercializing products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV. This includes laboratory-based tests that can measure levels of the medication in a patient’s urine or blood, as well as several additional point of care products in development.

This transaction supports OraSure’s strategy of expanding its core offerings to include additional diagnostic products, particularly point-of-care tests that complement its current infectious disease portfolio and pipeline.

The initial aggregate purchase price of this transaction was approximately $3,100, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand.  A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement.  The merger agreement also includes contingent payments to be paid based on the future performance of UrSure through a specified period of time defined under the agreement. During the six months ended June 30, 2020, we incurred a total of $343 of acquisition related costs, including accounting, legal, and other professional fees, related to the acquisition, all of which were expensed and reported as a component of general and administrative expense in the consolidated statement of operations for the six months ended June 30, 2020.

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

Overview and Business Segments

Our business consists of two segments: our “OSUR” business consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our “DNAG” business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store biological samples of genetic material for molecular testing. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our DNAG business provides microbiome laboratory and bioinformatics services. The DNAG segment also includes genomic and microbiome laboratory testing and analytical services.

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

Recent Developments

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic.  This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. It is not possible for us to predict the duration or magnitude of the outbreak’s effects on our business or results of operations at this time.

During the first six months of 2020, traditional HIV and HCV testing programs and drug testing in the workplace market was reduced or terminated as a result of the various “stay-at-home” orders and social distancing guidelines issued by federal, state and local governments to contain the spread of the COVID-19 pandemic in the United States. On the international front, during the first six months of 2020, we experienced some delays with international shipments due to a reduction of customs and transportation personnel, a reduced number of air flights and shipping congestion. In our molecular segment, clinical and research work during the first half of the year, particularly in the academic market, has reduced demand for our products. These trends had a material impact on our results of operations during the first half of 2020 and we believe they will continue to have a material and adverse impact on the revenues of certain parts of our business for an indeterminate time period, depending on the duration and severity of the COVID-19 pandemic. While we generated additional revenues from sales of our molecular collection devices related to COVID-19 testing during the second quarter of 2020, the degree to which these and other opportunities will offset these negative trends in future periods cannot be predicted with certainty.

Despite the expected negative impacts from COVID-19, we also believe there are potentially significant opportunities for increased revenues as a result of the pandemic. In the U.S., public health customers are purchasing increased quantities of our OraQuick® In-Home HIV Test in order to permit continued HIV testing while allowing clients and patients to adhere to “stay-at-home” and social distancing requirements. In addition, we are seeing increased demand for our molecular collection products from customers who conduct both saliva and blood-based testing. As it becomes increasingly difficult to collect blood in clinics or healthcare settings, these customers are increasingly relying on the saliva collection alternative. As described below, we are also developing a new pan-SARS-coronavirus antigen self-test and a new SARS-CoV-2 antibody laboratory test and are working to validate the use of a number of our existing molecular collection products for use in COVID-19 testing. If we are successful in these efforts, we believe these new products and FDA Emergency Use Authorizations (“EUAs”) for the expanded, emergency use of our existing products could result in significant additional revenues that could potentially offset or exceed the lost revenues expected in other parts of our business as a result of the COVID-19 pandemic, although such efforts will require significant capital expenditures and additional research and development costs, the extent of which will depend on the timing and success of such efforts. However, the degree to which such additional revenues will offset the lost revenues from other parts of our business cannot be predicted with certainty and, even if our efforts are successful, there is no assurance as to whether we will be able to generate any additional revenue or whether it may be generated in subsequent periods.

COVID-19 Product Development

In April 2020, we were awarded a contract for $710,310 in funding from the U.S. Department of Health and Human Services Office of the Assistant Secretary for Preparedness and Response’s Biomedical Advanced Research and Development Authority (“BARDA”) to develop a pan-SARS-coronavirus rapid in-home self-test that uses oral fluid samples and that will be based on our OraQuick® platform which currently supports HIV, HCV, and Ebola testing. This support from BARDA will enable us to complete development and file for EUA allowing for an in-home self-test to debut into the U.S. market. Although originally designed for use with oral fluid, this test has been modified to use a self-collected lower nostril sample, which can be easily and comfortably collected, in order to achieve the best possible accuracy. The final design of this product is nearing completion and human clinical testing of the product has been started. We expect to submit an application for EUA and, assuming our application is approved, to commercially launch the product in the fourth quarter of 2020.

In addition to a rapid pan-SARS-coronavirus antigen self-test, we are developing a lab-based oral fluid microplate SARS-CoV-2 antibody enzyme-linked immunosorbent assay (ELISA). In June 2020, OraSure received $629,217 in funding from BARDA to support the development of this test. The final design of this product has been finalized and we expect to submit our application for EUA, and commercially launch the product in the fourth quarter of 2020 if authorization is received.

We are also actively engaged with several laboratories and researchers to demonstrate the effectiveness of our existing products for use with coronavirus testing. Recent publications show that the coronavirus can be detected successfully in saliva. The stabilization solution in our molecular collection products can accommodate a very broad spectrum of microbiome activity spanning bacteria to viruses and we are collecting data on the usability of our kits for this purpose. Although we understand that the current standard for collecting samples for SARS-CoV-2 testing is with a nasopharyngeal or oropharyngeal swab, we believe that oral samples collected using devices from our product lines for liquid saliva or oral swab samples could be a suitable alternative. Unlike nasopharyngeal and oropharyngeal swabs which cannot be self-administered easily, our products are optimized for self-collection. That means healthcare providers, retailers, and online vendors could ship our kits directly to an individual’s home, eliminating unnecessary trips to hospitals, doctors’ offices and testing facilities. Self-collection would support the social distancing guidelines already in place in many communities, reduce the burden on testing sites and healthcare facilities, and provide wider access to testing.

Moreover, the chemistry in our products stabilizes nucleic acids, including RNA, which is the nucleic acid used by most labs for COVID-19 testing. The usability and form factor of these products are conducive for use in at-home or clinic settings. Should the data support the use of our existing products for COVID-19 diagnostics, additional avenues of sample collection will be enabled. We expect to receive this data in the near future as this validation requires paired sampling from infected patients (which could include data generated by third parties).

In May 2020, our ORAcollect®•RNA kit was included as the collection device for anterior nares (nasal) samples under an EUA granted to Biocerna LLC for use with its PCR-based SARS-CoV-2 assay. More recently, our OMNIgene®•ORAL saliva collection device was included in an EUA granted by the FDA to P23 Labs for use with its TaqPath SARS-CoV-2 assay. This EUA permits individuals to self-collect saliva specimens at home for the detection of SARS-CoV-2. In June 2020, our Oragene®•Dx oral saliva collection kit was included in an EUA granted to Phosphorus Diagnostics for the detection of SARS-CoV-2 using the Phosphorus COVID-19 RT-qPCR test. Finally, in July 2020 our OMNIgene® ORAL saliva collection device was included in an EUA granted to Clinical Reference Laboratory (CRL), for use with CRL Rapid ResponseTM, a saliva-based SARS-CoV-2 RT-PCR test. Several other laboratories are pursuing EUAs for the inclusion of our specimen collection devices for use with their SARS-CoV-2 assays. We believe that one or more of our collection products will be included in additional EUAs requested by these other laboratories.

UrSure Acquisition

On July 22, 2020, the Company acquired all of the outstanding stock of UrSure, Inc. (“UrSure”), pursuant to the terms of a merger agreement. Based in Boston, UrSure is developing and commercializing products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV. This includes laboratory-based tests that can measure levels of the medication in a patient’s urine or blood, as well as several additional point of care products in development. This transaction supports OraSure’s strategy of expanding its product offerings to include additional diagnostic products, particularly point-of-care tests that complement its current infectious disease portfolio and pipeline.

Public Offering

In June 2020, the Company completed the issuance and sale of 9,200,000 shares of its common stock. The price to the public in the offering was $11.00 per share, with net proceeds from the offering equaling approximately $95.0 million after deducting underwriting discounts and offering expenses paid by the Company.

Current Consolidated Financial Results

During the six months ended June 30, 2020, our consolidated net revenues decreased 12% to $60.9 million, compared to $68.9 million for the six months ended June 30, 2019. Net product and services revenues during the six months ended June 30, 2020 decreased 10% when compared to the same period of 2019, primarily due to lower sales of our genomics, domestic HIV, HCV, risk assessment, and microbiome products. Also contributing to the decrease in revenues was the absence of cryosurgical sales as a result of the divestiture of our cryosurgical systems business in August 2019. Partially offsetting these decreases were the inclusion of product revenues associated with COVID-19, higher laboratory services revenues and higher international sales of our OraQuick® HIV Self-Test. Other revenues for the six months ended June 30, 2020 were $1.6 million compared to $3.3 million in the same period of 2019. This decline was largely due to lower royalty income and lower research and development funding.

Our consolidated net loss for the six months ended June 30, 2020 was $17.8 million, or $0.28 per share on a fully diluted basis, compared to consolidated net income of $1.1 million, or $0.02 per share on a fully diluted basis, for the six months ended June 30, 2019. Results for the six months ended June 30, 2020 included a $450,000 million non-cash pre-tax charge associated with the change in the fair value of acquisition-related contingent consideration and $343,000 of acquisition related transaction costs associated with the UrSure acquisition, which together accounted for approximately $0.01 per share. Results in the first half of 2019 included a $1.5 million non-cash pre-tax charge associated with the change in the fair value of our acquisition-related contingent consideration and $597,000 of acquisition-related transaction costs.  The combined impact of these charges reduced earnings per share during the first six months of 2019 by approximately $0.03.

Cash used in operating activities during the six months ended June 30, 2020 was $2.2 million. Cash provided by operating activities during the six months ended June 30, 2019 was $4.7 million. As of June 30, 2020, we had $265.8 million in cash, cash equivalents, and available-for-sale securities, compared to $189.8 million at December 31, 2019.

Results of Operations

Three months ended June 30, 2020 compared to June 30, 2019

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2020	2019	% Change	2020	2019
OSUR	$10,270	$19,963	(49)%	35%	51%
DNAG	18,067	17,304	4	62	45
Net product and services revenues	28,337	37,267	(24)	97	96
Other	922	1,559	(41)	3	4
Net revenues	$29,259	$38,826	(25)%	100%	100%

Consolidated net product and services revenues decreased 24% to $28.3 million in the second quarter of 2020 from $37.3 million in the comparable period of 2019. Lower sales of our genomics, OraQuick® HIV, OraQuick® HCV, risk assessment, and microbiome products and the absence of cryosurgical systems revenues due to the sale of our cryosurgical systems business in August 2019 were partially offset by the inclusion of product sales related to COVID-19 testing and higher laboratory services revenues. Net revenues for the three months ended June 30, 2020 included $8.5 million of COVID-19 related product revenues.   Other revenues in the second quarter of 2020 decreased 41% to $922,000 from $1.6 million in the second quarter of 2019 due to lower royalty income and lower research and development funding.

Consolidated net revenues derived from products sold to customers outside of the United States were $7.3 million and $10.9 million, or 25% and 28% of total net revenues, in the second quarters of 2020 and 2019, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment during the second quarters of 2020 and 2019.

	Three Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2020	2019	% Change	2020	2019
Infectious disease testing	$8,737	$13,348	(35)%	84%	66%
Risk assessment testing	1,533	3,097	(51)	15	15
Cryosurgical systems	—	3,518	(100)	—	17
Net product revenues	10,270	19,963	(49)	99	98
Other	157	409	(62)	1	2
Net revenues	$10,427	$20,372	(49)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 35% to $8.7 million in the second quarter of 2020 from $13.3 million in the second quarter of 2019. This decrease resulted from lower world-wide OraQuick® HIV and HCV product sales.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the second quarters of 2020 and 2019.

	Three Months Ended June 30,
Market	2020	2019	% Change
Domestic HIV	$3,197	$4,460	(28)%
International HIV	3,883	5,422	(28)
Net HIV revenues	7,080	9,882	(28)
Domestic HCV	757	2,102	(64)
International HCV	641	983	(35)
Net HCV revenues	1,398	3,085	(55)
Net OraQuick® revenues	$8,478	$12,967	(35)%

Domestic OraQuick® HIV sales decreased 28% to $3.2 million for the three months ended June 30, 2020 from $4.5 million for the three months ended June 30, 2019. This decrease was primarily the result of the decline in HIV testing at public health agencies, hospitals and physician offices due to the COVID-19 pandemic.

International sales of our OraQuick® HIV tests decreased 28% to $3.9 million for the three months ended June 30, 2020 from $5.4 million for the three months ended June 30, 2019.  This decrease was primarily due to the timing of orders of our OraQuick® HIV Self-Test in Africa largely caused by shipping-delays.

Domestic OraQuick® HCV sales decreased 64% to $757,000 in the second quarter of 2020 from $2.1 million in the second quarter of 2019. International OraQuick® HCV sales decreased 35% to $641,000 in the second quarter of 2020 from $1.0 million in the second quarter of 2019. The declines in HCV sales in both the domestic and international markets were due to the closure of testing programs as a result of the COVID-19 pandemic.

Risk Assessment Market

Sales to the risk assessment market decreased 51% to $1.5 million in the second quarter of 2020 compared to $3.1 million in the second quarter of 2019 due to unemployment and reductions in workplace and insurance testing programs resulting from the COVID-19 pandemic.

Cryosurgical Systems Market

In August 2019, we sold our cryosurgical systems line of business and as such have stopped recording revenues associated with that business since the third quarter of 2019.

Other revenues

Other revenues in the second quarter of 2020 decreased 62% to $157,000 from $409,000 of other revenues recorded in the second quarter of 2019 largely due to lower research and development funding as a result of the wind-down of our development efforts on our rapid Ebola test.

DNAG Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the second quarters of 2020 and 2019.

	Three Months Ended June 30,
Market	2020	2019	% Change
Genomics	$6,471	$13,943	(54)%
Microbiome	853	2,057	(59)
COVID-19	8,472	—	—
Laboratory services	2,222	1,196	86
Other product revenues	49	108	(55)
Net molecular product and services revenues	$18,067	$17,304	4
Other	765	1,150	(33)
Net molecular product and services revenues	$18,832	$18,454	2%

Sales of our genomics products decreased 54% to $6.5 million in the second quarter of 2020 compared to $13.9 million in the second quarter of 2019, largely due to the timing of orders placed by one of our largest genomics customer and the reduction in genomics testing due to the COVID-19 pandemic.

Microbiome sales decreased 59% to $853,000 in the second quarter of 2020 compared to $2.1 million in the second quarter of 2019 largely due to the timing of orders placed by our customers and reduced demand caused by the COVID-19 pandemic.

During the second quarter of 2020, we sold $8.5 million of sample collection devices for use in the collection and transport of samples for COVID-19 molecular testing. There were no similar sales in 2019.

Laboratory services revenues increased 86% to $2.2 million in the second quarter of 2020 compared to $1.2 million in the second quarter of 2019, due to the inclusion of revenues generated by Diversigen which was acquired in the fourth quarter of 2019, partially offset by a decline in laboratory testing due to the inability of our customers to collect samples due to the COVID-19 pandemic.

Other revenues in the second quarter of 2020 decreased 33% to $765,000 from $1.2 million in the second quarter of 2019 largely as a result of lower royalty income under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 59% for the second quarter of 2020 compared to 64% for the second quarter of 2019. The decrease in gross profit percentage in the second quarter of 2020 was primarily due to lower labor utilization as we increased our manufacturing headcount with full-time and temporary employees to prepare for expected product production increases for the remainder of the year, a less favorable overall product mix, and the decline in other revenues which contribute 100% to our gross profit percentage.

Consolidated operating loss for the second quarter of 2020 was $9.4 million, a $14.7 million decline from $5.3 million of operating income reported in the second quarter of 2019. Results in the second quarter of 2020 were negatively impacted by the decrease in revenues, the lower gross profit percentage, and increased operating expenses.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.

OSUR Segment

OSUR’s gross profit percentage was 42% in the second quarter of 2020 compared to 59% in the second quarter of 2019. This decrease is largely due to lower labor utilization as we increased our manufacturing headcount with full-time and temporary employees to prepare for expected product production increases for the remainder of the year, a less favorable product mix, the absence of higher margin cryosurgical system revenues due to the sale of our cryosurgical systems business in August 2019, and the decline in other revenues which contribute 100% to our gross profit percentage.

Research and development expenses increased 52% to $4.3 million in the second quarter of 2020 from $2.8 million in the second quarter of 2019 largely due to increased spending associated with COVID-19 product development. Sales and marketing expenses increased 31% to $6.6 million in the second quarter of 2020 from $5.0 million in the second quarter of 2019, due to higher staffing costs associated with the retirement of a senior executive who previously led our Infectious Disease Business Unit, the on-boarding costs of his successor and an increase in our reserve for uncollectible accounts largely associated with one of our distributors located in Africa. These increases were partially offset by lower spending on market research studies, and lower travel and trade show costs due to the COVID-19 pandemic. General and administrative expenses increased 69% to $6.9 million in the second quarter of 2020 compared to $4.1 million in the second quarter of 2019 largely due to increased staffing costs, higher legal fees, and the inclusion of the $195,000 in acquisition related transaction costs associated with the UrSure acquisition.

All of the above contributed to OSUR’s second quarter 2020 operating loss of $13.5 million, which included non-cash charges of $886,000 for depreciation and amortization and $2.2 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 68% in the second quarter of 2020 compared to 70% in the second quarter of 2019. This decrease is attributable to the decline in other revenues which contribute 100% to our gross profit percentage and a less favorable overall product mix.

Research and development expenses increased 54% to $2.6 million in the second quarter of 2020 from $1.7 million in the second quarter of 2019 due to higher staffing costs, increased spending related to COVID-19 product development, and the inclusion of research and development expenses incurred by Diversigen. Sales and marketing expenses increased 33% to $3.5 million in the second quarter of 2020 from $2.6 million in the second quarter of 2019 largely due to increased staffing cost, higher bad debt expense, and expenses incurred by Diversigen not included in the second quarter of 2019. General and administrative expenses increased 6% to $3.3 million in the second quarter of 2020 from $3.1 million in the second quarter of 2019 due to expenses incurred by Diversigen not included in the second quarter of 2019 and increased amortization expense, partially offset by lower consulting costs.

All of the above contributed to DNAG’s second quarter 2020 operating income of $4.1, which included a non-cash benefit of $660,000 for the change in the fair value of acquisition-related contingent consideration, $1.5 million for depreciation and amortization, and $453,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2020 and 2019, $9,000 of state income tax expense was recorded. For the three months ended June 30, 2020, foreign tax expense of $1.3 million was recorded compared to foreign tax expense of $1.4 million recorded for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to June 30, 2019

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
	2020	2019	% Change	2020	2019
OSUR	$27,933	$37,713	(26)%	46%	55%
DNAG	31,290	27,886	12	51	40
Net product revenues	59,223	65,599	(10)	97	95
Other	1,632	3,349	(51)	3	5
Net revenues	$60,855	$68,948	(12)%	100%	100%

Consolidated net product and services revenues decreased 10% to $59.2 million for the six months ended June 30, 2020 from $65.6 million for the comparable period of 2019. Lower sales of our genomics, domestic HIV, HCV, risk assessment, and microbiome products and the absence of cryosurgical sales as a result of the divestiture of our cryosurgical systems business in August 2019 were partially offsetting by the inclusion of product revenues associated with COVID-19 testing, higher laboratory services revenues and higher international sales of our OraQuick® HIV Self-Test. Other revenues for the six months ended June 30, 2020 were $1.6 million compared to $3.3 million in the same period of 2019. This decline is largely due to lower royalty income and lower research and development funding.

Consolidated net revenues derived from products sold to customers outside of the United States were $17.3 million and $20.5 million, or 28% and 30% of total net revenues, in the first six months of 2020 and 2019, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

OSUR Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our OSUR segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	Dollars			Percentage of Total Net Revenues
Market	2020	2019	% Change	2020	2019
Infectious disease testing	$23,400	$25,686	(9)%	83%	67%
Risk assessment testing	4,533	5,934	(24)	16	15
Cryosurgical systems	—	6,093	(100)	—	16
Net product revenues	27,933	37,713	(26)	99	98
Other	286	892	(68)	1	2
Net revenues	$28,219	$38,605	(27)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 9% to $23.4 million for the six months ended June 30, 2020 from $25.7 million for the six months ended June 30, 2019. This decrease resulted from lower domestic sales of our OraQuick® HIV products and lower world-wide sales of our OraQuick® HCV products partially offset by higher international sales of our OraQuick® HIV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
Market	2020	2019	% Change
Domestic HIV	$7,414	$8,765	(15)%
International HIV	10,832	9,423	15
Net HIV revenues	18,246	18,188	—
Domestic HCV	2,251	3,930	(43)
International HCV	1,738	2,440	(29)
Net HCV revenues	3,989	6,370	(37)
Net OraQuick® revenues	$22,235	$24,558	(9)%

Domestic OraQuick® HIV sales decreased 15% to $7.4 million for the six months ended June 30, 2020 from $8.8 million for the six months ended June 30, 2019. This decrease was primarily the result of the decline in domestic HIV testing in public health clinics, hospitals and doctors’ offices due to the COVID-19 pandemic partially offset by higher sales of our over-the-counter product as a result of a stocking order at a new retailer in the first quarter and increased at-home testing as a result of the COVID-19 pandemic.

International sales of our OraQuick® HIV tests increased 15% to $10.8 million for the six months ended June 30, 2020 from $9.4 million for the six months ended June 30, 2019.  This increase was largely due to higher sales of our OraQuick® HIV Self-Test in Africa, Latin America and certain parts of Europe.

Domestic OraQuick® HCV sales decreased 43% to $2.3 million for the six months ended June 30, 2020 from $3.9 million for the six months ended June 30, 2019. International OraQuick® HCV sales decreased 29% to $1.7 million for the six months ended June 30, 2020 from $2.4 million for the six months ended June 30, 2019.  The declines in HCV sales in both the domestic and international markets are due to the closure of testing programs due to the COVID-19 pandemic.

Risk Assessment Market

Sales to the risk assessment market decreased 24% to $4.5 million for the six months ended June 30, 2020 compared to $5.9 million for the six months ended June 30, 2019 due to unemployment and reductions in workplace and insurance testing programs resulting from the COVID-19 pandemic.

Cryosurgical Systems Market

In August 2019, we sold our cryosurgical systems line of business and as such have stopped recording revenues associated with that business since the third quarter of 2019.

Other revenues

Other revenues for the six months ended June 30, 2020 decreased 68% to $286,000 from $892,000 for the six months ended June 30, 2019. Revenue associated with funding of our research and development efforts declined to $242,000 for the six months ended June 30, 2020 from $773,000 for the six months ended June 30, 2019 as a result of the wind-down of efforts to develop our rapid Ebola test. Other revenues for the six months ended June 30, 2020 also included $42,000 in reimbursement of certain costs under our charitable support agreement with the Gates Foundation compared to $118,000 for the six months ended June 30, 2019.

DNAG Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our DNAG segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
Market	2020	2019	% Change
Genomics	$14,863	$21,791	(32)%
Microbiome	2,430	3,446	(29)
COVID-19	8,866	—	—
Laboratory services	5,053	2,332	117
Other product revenues	78	317	(75)
Net molecular product and services revenues	$31,290	$27,886	12
Other	1,346	2,457	(45)
Net molecular product and services revenues	$32,636	$30,343	8%

Sales of our genomics products decreased 32% to $14.9 million for the six months ended June 30, 2020 compared to $21.8 million for the six months ended June 30, 2019, largely due to the timing of orders placed by one of our largest genomics customer and the reduction in genomics testing due to the COVID-19 pandemic.

Microbiome sales decreased 29% to $2.4 million for the six months ended June 30, 2020 compared to $3.4 million for the six months ended June 30, 2019 largely due to the timing of orders placed by one of our customers and reduced demand caused by the COVID-19 pandemic.

During the first six months of 2020, we sold $8.9 million of sample collection devices for use in the collection and transport of samples for COVID-19 molecular testing. There were no similar sales in 2019.

Laboratory services revenues increased 117% to $5.0 million for the six months ended June 30, 2020 compared to $2.3 million for the six months ended June 30, 2019, due to the inclusion of revenues generated by Diversigen which was acquired in the fourth quarter of 2019, partially offset by a decline in laboratory testing due to the inability of our customers to collect samples as a result of the COVID-19 pandemic.

Other revenues for the six months ended June 30, 2020 decreased 45% to $1.3 million from $2.5 million for the six months ended June 30, 2019 largely as a result of lower royalty income under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 55% for the six months ended June 30, 2020 compared to 63% for the six months ended June 30, 2019. The decrease in gross profit percentage in the first half of 2020 was primarily due to a less favorable product mix, lower labor utilization as we increased our manufacturing headcount with full-time and temporary employees to prepare for expected product production increases for the remainder of the year, increased international freight costs, the decline in other revenues which contribute 100% to our gross profit percentage, and increased scrap and spoilage expense.

Consolidated operating loss for the six months ended June 30, 2020 was $17.4 million, an $18.9 million decline from the $1.5 million of operating income reported for the six months ended June 30, 2019. Results in the six months ended June 30, 2020 were negatively impacted by the decrease in revenues, the lower gross profit percentage, and increased operating expenses.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between OSUR and DNAG.

OSUR Segment

OSUR’s gross profit percentage was 43% for the six months ended June 30, 2020 compared to 57% for six months ended June 30, 2019. This decrease is largely due to lower labor utilization as we increased our manufacturing headcount with full-time and temporary employees to prepare for expected product production increases for the remainder of the year, increased international freight costs, a less favorable sales mix, the absence of higher margin cryosurgical system revenues due to the sale of our cryosurgical systems business in August 2019, and the decline in other revenues which contribute 100% to our gross profit percentage.

Research and development expenses increased 41% to $7.8 million in the six months ended June 30, 2020 from $5.5 million in the six months ended June 30, 2019, largely due to increased spending associated with COVID-19 product development and higher staffing costs. Sales and marketing expenses increased 16% to $11.2 million in the six months ended June 30, 2020 from $9.6 million in the six months ended June 30, 2019, due to higher staffing costs associated with the retirement of a senior executive who previously led our Infectious Disease Business Unit and the on-boarding costs of his successor and an increase in our reserve for uncollectible accounts largely associated with one of our distributors located in Africa. These increases were partially offset by lower spending on market research studies and lower travel and trade show costs due to the COVID-19 pandemic. General and administrative expenses increased 40% to $14.3 million in the six months ended June 30, 2020 compared to $10.2 million in the six months ended June 30, 2019 largely due to higher staffing and legal fees and the inclusion of the $343,000 in acquisition related transaction costs associated with the UrSure acquisition.

All of the above contributed to OSUR’s 2020 operating loss of $21.2 million in the first half of 2020, which included non-cash charges of $1.7 million for depreciation and amortization and $3.3 million for stock-based compensation.

DNAG Segment

DNAG’s gross profit percentage was 65% for the six months ended June 30, 2020 compared to 70% for the six months ended June 30, 2019. This decrease is attributable to the decline in other revenues which contribute 100% to our gross profit and percentage and a less favorable overall product mix.

Research and development expenses increased 42% to $4.8 million in the six months ended June 30, 2020 from $3.4 million in the six months ended June 30, 2019 due to higher staffing costs and the inclusion of research and development expenses incurred by Diversigen. Sales and marketing expenses increased 17% to $6.3 million in the six months ended June 30, 2020 from $5.3 million in the six months ended June 30, 2019 largely due to increased staffing costs and expenses incurred by Diversigen not included in the first half of 2019. General and administrative expenses largely remained flat at $6.1 million in the six months ended June 30, 2020 compared to $6.0 million in the same period of 2019.

All of the above contributed to DNAG’s operating income of $3.7 million in the first half of 2020, which included a non-cash charge of $450,000 for the change in the fair value of acquisition-related contingent consideration, $2.9 million for depreciation and amortization, and $753,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against OSUR’s total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the six months ended June 30, 2020, $18,000 of state income tax expense was recorded as compared to $12,000 in the six months ended June 30, 2019. For the six months ended June 30, 2020, foreign tax expense of $2.0 million was recorded as compared to income tax expense of $1.4 million recorded for the six months ended June 30, 2019.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$173,874	$75,715
Available for sale securities	91,888	114,043
Working capital	287,376	191,837

Our cash and cash equivalents and available-for-sale securities increased to $265.8 million at June 30, 2020 from $189.8 million at December 31, 2019. Our working capital increased to $287.4 million at June 30, 2020 from $191.8 million at December 31, 2019.

During the first six months of 2020, we used $2.2 million in cash for operating activities. Our net loss of $17.8 million included non-cash charges for depreciation and amortization expense of $4.6 million, stock-based compensation expense of $4.0 million, a provision for doubtful accounts of $1.4 million, a charge for the change in the estimated fair value of acquisition-related contingent consideration of $450,000 and other non-cash benefits of $102,000. Cash used in operating activities also included a $496,000 contingent consideration payment which represents the excess of the total contingent consideration payment made during the first quarter of 2020 over the fair value of the liability estimated at the time of acquisition. Sources of cash generated from our working capital accounts included a $9.3 million decrease in accounts receivable as a result of the collection of large outstanding balances, a $1.3 million increase in deferred revenue associated with customer prepayments, and a $369,000 decrease in prepaid expenses and other assets. Offsetting these sources of cash were an increase in inventory of $4.7 million to meet anticipated demand to support COVID-19 testing programs and a decrease in accounts payable of $605,000 due to the payment of vendor invoices that were outstanding at the end of 2019.

Net cash provided by investing activities was $13.1 million for the six months ended June 30, 2020, which reflects $87.6 million in proceeds from the maturities and redemptions of investments partially offset by $66.3 million used to purchase investments, $6.0 million used to acquire property and equipment, and $2.3 million used to purchase patent and product rights.

Net cash provided by financing activities was $90.2 million for the six months ended June 30, 2020, which largely resulted from the proceeds from the issuance of common stock in connection with a public offering of $95.0 million offset, in part, by $3.0 million used for payment of our contingent consideration obligation and $2.1 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $71.6 million or 27% of our $265.8 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing at December 31, 2019 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there were no significant changes to this information.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. During the first six months of 2020, there were no material changes to our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of June 30, 2020, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.9% of our total revenues for the six months ended June 30, 2020. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $117.8 million in

U.S. Dollars, which are included in the Company’s consolidated balance sheet as of June 30, 2020. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $9.8 million in the six months ended June 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Economic volatility and disruption, including those related to the COVID-19 pandemic, could adversely affect our business, financial performance, results of operations, cash flow and financial condition or those of our customers and suppliers.

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

Although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, impacts that we may experience include, but are not limited to:

•	a slowdown or stoppage in the supply chain of the raw materials and components used to manufacture our products;

•	interruptions or delays in international shipment of our products to our distributors and customers;

•	interruptions in normal operations of certain end use customers that could result in reductions in demand for our products;

•

disruptions to our operations, including a shutdown of our facilities or product lines; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development, manufacturing, clinical/regulatory and other important business activities;

•	shutdown or interruption of our manufacturing facilities due to contamination and costs incurred to clean and disinfect a facility following contamination;

•

inefficiencies and increased costs in our production and shipping processes due to premium pay for manufacturing and certain other employees as well as social distancing and personal protective equipment requirements;

•

limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

•	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

•	an increase in exposure to credit losses for customers adversely affected by the COVID-19 pandemic; and

•	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions.

These conditions could adversely affect our financial performance and condition or those of our customers and suppliers. These circumstances could also adversely affect our access to liquidity needed to conduct or expand our business or conduct future acquisitions or make other discretionary investments. Many of our customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions or other factors. These circumstances may adversely impact our customers and suppliers, which, in turn, could adversely affect their ability to purchase and/or distribute our products or supply us with necessary equipment, raw materials or components. Any or all of these effects would have an adverse effect on our operations, business, financial condition and results of operations.

The duration of the COVID-19 pandemic is unknown, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy as a whole. It is uncertain how materially the COVID-19 pandemic will affect our global operations, particularly if the effects continue or get worse over an extended period of time. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

Terrorist attacks, natural disasters, public health crises or other catastrophic events outside of our control may adversely affect our business.

Terrorist attacks, natural disasters, public health crises or other catastrophic events outside of our control, including pandemics, and subsequent governmental responses to these events, could cause economic instability. These actions could adversely affect economic conditions both within and outside the United States and reduce demand for our products. For example, the COVID-19 outbreak has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. This outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things: (i) restrictions on travel, government mandated social distancing measures, and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories; (ii) significant disruption to the business of many companies, including our customers and suppliers, as well as layoffs of employees; (iii) reduction or termination by public health and other customers of infectious disease testing programs, including for HIV and HCV, and a reallocation of personnel and monetary resources from these programs to programs intended to address COVID-19; (iv) reduction or termination of clinical and research studies by academic and other entities that use our molecular collection products and laboratory services; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may have unintended consequences or may not adequately address such problems. These events have disrupted, and threaten to continue to disrupt, our normal operation, the operations of our customers and suppliers and eliminate, reduce or delay our customers’ ability to purchase and use our products and our suppliers’ ability to provide raw materials and finished products. Despite our efforts to manage and mitigate the impact of these events on us, it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty under applicable laws or regulations that impact us. It is clear that these types of events are impacting and will, for at least some time, continue to impact our product development and operation and in many instances the impact may be adverse and may be material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business and results of operation.

Various types of disasters, including earthquakes, fires, floods, riots, acts of terrorism and pandemics, may also affect our manufacturing facilities and computer systems, and increase our cybersecurity risks. Although we have business interruption insurance, our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace and could require substantial replacement lead-time. In the event our existing manufacturing facilities or computer systems are affected by man-made or natural disasters, including pandemics, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business. Moreover, we may incur incremental costs following an unforeseen event which could adversely affect our results of operation.

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.

As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and are considered exempt under various stay at home/shelter in place orders. Accordingly, our employees may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

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

Marketing of our COVID-19 tests and collection kits under EUAs from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of the EUAs is subject to government discretion.

On February 4, 2020, the U.S. Department of Health and Human Services (“HHS”) Secretary Alex Azar issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the Food, Drug, and Cosmetic Act (“FDCA”), because HHS has issued this declaration, the FDA Commissioner is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.

In May 2020, our ORAcollect®•RNA kit was included as the collection device for anterior nares (nasal) samples under an EUA granted to Biocerna LLC for use with its PCR-based SARS-CoV-2 assay. More recently, our OMNIgene®•ORAL saliva collection device was included in an EUA granted by the FDA to P23 Labs for use with its TaqPath SARS-CoV-2 assay. This EUA permits individuals to self-collect saliva specimens at home for the detection of SARS-CoV-2. In June 2020 our Oragene®● Dx oral saliva collection kit was included in an EUA granted to Phosphorus Diagnostics for the detection of SARS-CoV-2 using the Phosphorus COVID-19 RT-qPCR test.  Finally, in July 2020 our OMNIgene® ORAL saliva collection device was included in an EUA granted to Clinical Reference Laboratory (CRL) for use with the CRL Rapid ResponseTM, a saliva-based SARS-CoV-2 RT-PCR test. Several other laboratories are pursuing the inclusion of our specimen collection devices for use with their SARS-CoV-2 assays. Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events.

As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (for example, compliance or product performance issues).  The applicable EUAs remain effective only until the HHS declaration is terminated or revoked, and FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety.  If that were to occur then in order market our diagnostic products or collection kits for the purpose of detecting COVID-19, we would be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations for device manufacturers, including the Quality System Regulation under 21 CFR Part 820.

Our future success depends upon market acceptance of our existing and future products and service offerings.

We believe successful new product and service introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product or service and are reluctant to switch thereafter. Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our in-home antigen pan-SARS-coronavirus self-test (“Coronavirus Self-Test”), laboratory-based SARS-CoV-2 antibody test (“Coronavirus Antibody Test”), OraQuick® HIV Self-Test, OraQuick® Ebola test and OMNIgene® • GUT product offerings, and other new products or technologies that may be developed or acquired. In addition, our future revenues will depend on market acceptance of new uses for our saliva collection products, including for COVID-19 testing, and our new service offerings, such as the microbiome laboratory testing and analytical services we provide through CoreBiome and Diversigen. To commercially market new uses of our products and to achieve market acceptance, we will likely be required to undertake clinical studies to validate the new uses for our products and substantial marketing efforts and spend significant funds to complete product development and clinical studies and inform potential customers and the public of the existence and perceived benefits of these products and services. In addition, governmental funding may be needed to help complete development, obtain required regulatory approvals, clearances or EUAs and create market acceptance and expand the use of these products and services.

There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for microbiome products and services is in its early stages and its future development and acceptance by our customers is uncertain. It is also possible that governmental funding may be limited for new products, such as our Coronavirus Self-Test and Coronavirus Antibody Test or the new sample collection and stabilization products being commercialized by DNAG. Also, we are still in the process of developing the Coronavirus Self-Test and Coronavirus Antibody Test and validating the use of existing products for pan-SARS-coronavirus testing, and it is uncertain whether we will be successful in our development and validation efforts or whether these products will prove effective, receive applicable regulatory approvals, clearances or EUAs and gain widespread acceptance in the marketplace. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. In addition, it is possible that our expenses to develop and market any such products, including, without limitation our Coronavirus Self-Test and Coronavirus Antibody Test, will exceed any benefit in revenues, which may be short-lived, or that other products that compete with ours achieve commercial acceptable earlier than we do.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
April 1, 2020 - April 30, 2020	838	(3)	$9.27	—	11,984,720
May 1, 2020 - May 31, 2020	19,035	(3)	16.04	—	11,984,720
June 1, 2020 - June 30, 2020	30,091		11.37	—	11,984,720
	49,964			—

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

1.1

Underwriting Agreement among the Company and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C., as representatives of the underwriters named therein, dated as of June 2, 2020 is incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2020.

10.1	Retirement Agreement dated as of May 1, 2020 between OraSure Technologies, Inc. and Anthony Zezzo II is incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2020.*

10.2✝	Employment Agreement dated as of May 11, 2020, between OraSure Technologies, Inc. and Lisa Nibauer.*

31.1✝	Certification of Stephen S. Tang required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2✝	Certification of Roberto Cuca required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

101.INS	Inline XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020 has been formatted in Inline XBRL

* Management contract or compensation plan arrangement.

✝Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: August 6, 2020	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: August 6, 2020	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)