Form 10-Q
period 2021-03-31
ORASURE TECHNOLOGIES INC
filed 2021-05-06
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2021, the registrant had 71,960,048 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$177,676	$160,802
Short-term investments	29,080	48,599
Accounts receivable, net of allowance for doubtful accounts of $4,279 and $3,654	36,391	38,835
Inventories	40,350	31,863
Prepaid expenses	6,030	3,860
Other current assets	2,883	4,934
Total current assets	292,410	288,893
Noncurrent Assets:
Property, plant and equipment, net	64,943	51,860
Operating right-of-use assets, net	4,871	4,461
Finance right-of-use assets, net	1,184	1,312
Intangible assets, net	16,945	17,904
Goodwill	40,493	40,351
Long-term investments	33,706	47,718
Other noncurrent assets	1,944	1,973
Total noncurrent assets	164,086	165,579
TOTAL ASSETS	$456,496	$454,472
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,731	$17,407
Deferred revenue	4,580	4,811
Accrued expenses and other current liabilities	17,003	22,227
Finance lease liability	522	517
Operating lease liability	1,443	1,125
Acquisition-related contingent consideration obligation	365	402
Total current liabilities	44,644	46,489
Noncurrent Liabilities:
Finance lease liability	762	895
Operating lease liability	3,557	3,591
Acquisition-related contingent consideration obligation	874	2,049
Other noncurrent liabilities	1,997	1,682
Deferred income taxes	1,118	1,195
Total noncurrent liabilities	8,308	9,412
TOTAL LIABILITIES	52,952	55,901
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 71,956 and 71,738 shares issued and outstanding	—	—
Additional paid-in capital	504,949	505,123
Accumulated other comprehensive loss	(7,724)	(9,097)
Accumulated deficit	(93,681)	(97,455)
Total stockholders' equity	403,544	398,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$456,496	$454,472

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
NET REVENUES:
Products and services	$56,579	$30,886
Other	2,003	710
	58,582	31,596
COST OF PRODUCTS AND SERVICES SOLD	20,256	15,465
Gross profit	38,326	16,131
OPERATING EXPENSES:
Research and development	8,992	5,644
Sales and marketing	9,530	7,369
General and administrative	10,188	10,054
Change in the estimated fair value of acquisition-related contingent consideration	(806)	1,110
	27,904	24,177
Operating income (loss)	10,422	(8,046)
OTHER INCOME (LOSS)	(119)	1,430
Income (loss) before income taxes	10,303	(6,616)
INCOME TAX EXPENSE	6,529	712
NET INCOME (LOSS)	$3,774	$(7,328)
INCOME (LOSS) PER SHARE:
BASIC	$0.05	$(0.12)
DILUTED	$0.05	$(0.12)
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	71,878	61,927
DILUTED	72,766	61,927

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$3,774	$(7,328)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	1,352	(9,221)
Unrealized gain (loss) on marketable securities	21	(442)
COMPREHENSIVE INCOME (LOSS)	$5,147	$(16,991)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$3,774	$(7,328)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,464	1,376
Depreciation and amortization	2,489	2,165
Other non-cash amortization	138	32
Provision for doubtful accounts	598	26
Unrealized foreign currency gain	(100)	(224)
Interest expense on finance leases	14	20
Deferred income taxes	(94)	(71)
Change in the estimated fair value of acquisition-related contingent consideration	(806)	1,110
Payment of acquisition-related contingent consideration	(142)	(496)
Changes in assets and liabilities
Accounts receivable	2,188	8,623
Inventories	(8,382)	248
Prepaid expenses and other assets	(766)	1,035
Accounts payable	(253)	(3,094)
Deferred revenue	(262)	780
Accrued expenses and other liabilities	(4,253)	(1,703)
Net cash (used in) provided by operating activities	(4,393)	2,499
INVESTING ACTIVITIES:
Purchases of investments	—	(36,945)
Proceeds from maturities and redemptions of investments	33,745	55,811
Purchases of property and equipment	(11,061)	(2,595)
Proceeds from escrow associated with business acquisitions	—	126
Purchase price adjustment related to business acquisition	(19)	—
Purchase of patent and product rights	—	(2,250)
Net cash provided by investing activities	22,665	14,147
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(282)	(175)
Payment of acquisition-related contingent consideration	(264)	(3,004)
Proceeds from exercise of stock options	92	30
Repurchase of common stock	(1,730)	(1,408)
Net cash used in financing activities	(2,184)	(4,557)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	786	(4,439)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,874	7,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,802	75,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,676	$83,365
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,671	$(85)
Non-cash investing and financing activities
Accrued property and equipment purchases	$4,267	$1,129
Unrealized gain (loss) on marketable securities	$21	$(442)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1.	The Company

The overall goal of OraSure Technologies, Inc. (“OraSure” or “the Company”) is to empower the global community to improve health and wellness by providing access to accurate essential information. Our business consists of two segments: our “Diagnostics” segment, and our “Molecular Solutions” segment. Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our Molecular Solutions business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store biological samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, infectious disease diagnostics, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets and in the sexually transmitted infection screening market. In addition, our Molecular Solutions business provides microbiome laboratory and bioinformatics services.

The Diagnostics business includes tests for diseases including HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our HIV product is also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and as a self-test to individuals in a number of other countries. Our Diagnostics business includes the operations of UrSure, Inc. (“UrSure”), which was acquired and merged into OraSure in 2020. This part of the Diagnostics business develops and commercializes products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV.  These products include laboratory-based tests that can measure levels of the medications in a patient’s urine or blood, as well as point-of-care products currently in development.  In 2020, we developed a rapid antigen self-test for COVID-19 and a COVID-19 antibody enzyme-linked immunosorbent assay (“ELISA”) for use in laboratory settings. We are seeking Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration “FDA”) for these products.

Our Molecular Solutions business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). In this business, we manufacture and sell kits that are used to collect, stabilize, transport and store a biological sample of genetic material for molecular testing.  Our products are used for academic research and commercial applications, including ancestry, disease risk management, lifestyle and animal testing. In 2020, three of our collection devices were used in connection with COVID-19 molecular testing. We also sell research-use-only collection products into the microbiome market. We offer our customers a suite of genomics and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. The microbiome laboratory and bioinformatics services are provided by Diversigen, which includes the operations of CoreBiome, Inc. (“CoreBiome”), a subsidiary we acquired in early 2019.  CoreBiome and Diversigen were merged together in 2020.  Novosanis manufactures and sells the Colli-Pee® collection device for the volumetric collection of first-void urine for use in research, screening and diagnostics in the liquid biopsy and sexually transmitted infection markets.  Our Molecular Solutions business serves customers in many countries worldwide, including many leading research universities and hospitals.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of OraSure and its wholly-owned subsidiaries, DNAG, Diversigen and Novosanis. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the full year.

Summary of Significant Accounting Policies. There have been no changes to the Company's significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 31, 2021, we determined that the decline in the market value of our available-for-sale investment was not due to credit-related factors and as such no allowance for credit-loss was necessary.

The following is a summary of our available-for-sale securities as of March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Guaranteed investment certificates	$25,470	$—	$—	$25,470
Corporate bonds	37,643	48	(375)	37,316
Total available-for-sale securities	$63,113	$48	$(375)	$62,786
December 31, 2020
Guaranteed investment certificates	$25,132	$—	$—	$25,132
Corporate bonds	71,533	135	(483)	71,185
Total available-for-sale securities	$96,665	$135	$(483)	$96,317
At March 31, 2021, maturities of our available-for-sale securities were as follows:
Less than one year	$29,334	$48	$(302)	$29,080
Greater than one year	$33,779	$—	$(73)	$33,706

Fair Value of Financial Instruments. As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of March 31, 2021 and December 31, 2020. Our guaranteed investment certificates are measured as Level 1 instruments as of March 31, 2021 and December 31, 2020.

Included in cash and cash equivalents at March 31, 2021 and December 31, 2020, was $72,979 and $71,489 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of March 31, 2021 and December 31, 2020 was $2,396 and $2,565, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of March 31, 2021 and December 31, 2020 was $55,251 and $53,604, respectively.

Intangible Assets. Intangible assets consist of customer relationships, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of March 31, 2021 and December 31, 2020 was $28,128 and $27,107, respectively. The decrease in intangibles from $17,904 as of December 31, 2020 to $16,945 as of March 31, 2021 is due to $812 in amortization expense and foreign currency translation losses of $147.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current generally accepted accounting principles (“GAAP”) permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

The increase in goodwill from $40,351 as of December 31, 2020 to $40,493 as of March 31, 2021 is a result of an adjustment of $124 associated with foreign currency translation and a purchase price adjustment of $18 related to a business acquisition.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in our consolidated statements of income were $(576) and $693 for the three months ended March 31, 2021 and 2020, respectively.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at March 31, 2021 consists of $7,397 of currency translation adjustments and $327 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio. Accumulated other comprehensive loss at December 31, 2020 consists of $8,749 of currency translation adjustments and $348 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio.

Recent Accounting Pronouncements.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of this update is to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and are effective upon issuance for all entities. Management is evaluating the impact of this ASU and does not expect this update to have a material impact on the Company's Consolidated Financial Statements.

3.   Business Combinations

UrSure

On July 22, 2020, the Company acquired all of the outstanding capital stock of UrSure, Inc. (“UrSure”), pursuant to the terms of a merger agreement.  The initial aggregate purchase price of this transaction was $3,000, adjusted for certain transaction costs, indebtedness, and holdback amounts, and was funded with cash on hand. A portion of the purchase price was deposited into an escrow account for a limited period after closing, pursuant to indemnification obligations under the merger agreement.

During the three months ended March 31, 2020, we incurred acquisition related costs of $393 including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expense in the consolidated statement of operations. No such costs were incurred for the three months ended March 31, 2021.

Pursuant to our merger agreement, we may pay up to an additional $28,000 of contingent consideration over the next four years based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, and the achievement of certain clinical milestones associated with the development of certain new technology. The Company, with the assistance of an independent valuation specialist, determined the estimated acquisition-date fair value of the acquisition-related contingent consideration of $3,440. The fair value was determined using a probability-weighted model based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including the likelihood of the achievement of clinical milestones and revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The following table represents the change in contingent consideration:

Balance as of December 31, 2020	$2,451
Payments made during the period	(406)
Change in fair value during the period	(806)
Balance as of March 31, 2021	$1,239

Revenues from UrSure primarily consist of grant money received to fund the development of certain new technology. Effective as of July 22, 2020, the financial results of UrSure are included in our Diagnostics segment.

4.   Inventories

	March 31, 2021	December 31, 2020
Raw materials	$15,484	$15,425
Work in process	3,857	2,572
Finished goods	21,009	13,866
	$40,350	$31,863

The inventory balance of $40,350 as of March 31, 2021 includes $2,722 of pre-launch inventory associated with our COVID products for which an application for regulatory approval has been submitted to the FDA but approval has not yet been received as of March 31, 2021.  We expect our COVID products will be granted regulatory approval, however, should this not occur, the pre-launch inventory balance would be written-off through our statement of operations.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months
	Ended March 31,
	2021	2020

Net income (loss)	$3,774	$(7,328)
Weighted-average shares of common stock outstanding:
Basic	71,878	61,927
Dilutive effect of stock options, restricted stock, and performance stock units	888	—
Diluted	72,766	61,927
Earnings (loss) per share:
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)

For the three months ended March 31, 2021, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 421 shares were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the three months ended March 31, 2020, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 312 shares were excluded from the computation of diluted loss per share.

6.	Revenues

Revenues by product.  The following table represents total net revenues by product line:

	Three Months Ended March 31,
	2021	2020
Infectious disease testing	$11,371	$14,664
Risk assessment testing	1,962	3,000
Genomics	11,064	8,393
Microbiome	2,088	1,577
COVID-19	27,389	394
Laboratory services	2,497	2,415
Other product and service revenues	208	443
Net product and services revenues	56,579	30,886
Royalty income	1,261	446
Other non-product revenues	742	264
Other revenues	2,003	710
Net revenues	$58,582	$31,596

Revenues by geographic area.  The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2021	2020
United States	$49,100	$21,616
Europe	4,552	2,805
Other regions	4,930	7,175
	$58,582	$31,596

Customer and Vendor Concentrations. We had no significant customer concentrations (greater than 10%) in our accounts receivable at March 31, 2021. One of our customers accounted for 11% of our accounts receivable as of December 31, 2020. One customer accounted for 17% of net consolidated revenues for the three months ended March 31, 2021. We had no significant customer concentrations in our net consolidated revenues for the three months ended March 31, 2020.

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

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of March 31, 2021 and December 31, 2020 includes customer prepayments of $3,000 and $3,216, respectively. Deferred revenue as of March 31, 2021 and December 31, 2020 also includes $1,580 and $1,595, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that average price.
7.	Accrued Expenses and other current liabilities

	March 31, 2021	December 31, 2020
Payroll and related benefits	$8,037	$14,769
Professional fees	1,150	978
Accrued income taxes	2,507	—
Sales tax payable	2,572	2,400
Other	2,737	4,080
	$17,003	$22,227

8.	Leases

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of March 31, 2021, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three Months Ended
	2021	2020
Operating Lease Cost	$420	$313
Finance Lease Cost
Amortization of right-of use assets	127	163
Interest on lease liabilities	14	20
Total Finance Lease Cost	$141	$183

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$408	$316
Operating cash flows from financing leases	14	20
Financing cash flows from financing leases	282	175
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	629	—
Right-of-use assets obtained in exchange for finance lease obligations	—	—

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets	$4,871	$4,461

Current lease liabilities	1,443	1,125
Non-current lease liabilities	3,557	3,591
Total operating lease liabilities	$5,000	$4,716

Finance Leases
Right-of-use assets	$1,184	$1,312

Current lease liabilities	522	517
Non-current lease liabilities	762	895
Total finance lease liabilities	$1,284	$1,412

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	3.99
Weighted-average remaining lease term—finance leases	2.43

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.12%
Weighted-average discount rate—finance leases	4.39%

As of March 31, 2021, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2021 (excluding the three months ended March 31, 2021)	$424	$1,236
2022	566	1,616
2023	336	901
2024	25	909
2025	5	518
Thereafter	—	323
Total Minimum Lease Payments	1,356	5,503
Less: imputed interest	(72)	(503)
Present Value of Lease Liabilities	$1,284	$5,000

9.Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three months ended March 31, 2021 and 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	71,738	$—	$505,123	$(9,097)	$(97,455)	$398,571
Common stock issued upon exercise of options	11	—	92	—	—	92
Vesting of restricted stock and performance stock units	318	—		—	—	—
Purchase and retirement of common shares	(111)	—	(1,730)	—	—	(1,730)
Stock-based compensation	—	—	1,464	—	—	1,464
Net income	—	—	—	—	3,774	3,774
Currency translation adjustments	—	—	—	1,352	—	1,352
Unrealized gain on marketable securities	—	—	—	21	—	21
Balance at March 31, 2021	71,956	$—	$504,949	$(7,724)	$(93,681)	$403,544

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145
Common stock issued upon exercise of options	6	—	30	—	—	30
Vesting of restricted stock and performance stock units	486	—	—	—	—	—
Purchase and retirement of common shares	(197)	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	—	1,376	—	—	1,376
Net loss	—	—	—	—	(7,328)	(7,328)
Currency translation adjustments	—	—	—	(9,221)	—	(9,221)
Unrealized loss on marketable securities	—	—	—	(442)	—	(442)
Balance at March 31, 2020	62,026	$—	$401,812	$(21,799)	$(89,861)	$290,152

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

Total compensation cost related to stock options for the three months ended March 31, 2021 and 2020 was $250 and $253 respectively. Net cash proceeds from the exercise of stock options were $92 and $30 for the three months ended March 31, 2021 and 2020, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises during these periods.

The following table summarizes the stock option activity for the three months ended March 31, 2021:

Options
Outstanding on January 1, 2021	1,232
Granted	252
Exercised	(11)
Forfeited	(23)
Outstanding on March 31, 2021	1,450

Compensation cost of $1,036 and $1,079 related to restricted shares was recognized during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes time-vested restricted stock award and restricted stock unit activity for the three months ended March 31, 2021:

Units
Issued and unvested, January 1, 2021	659
Granted	275
Vested	(206)
Forfeited	(5)
Issued and unvested, March 31, 2021	723

We grant performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of performance-based metrics during a one-year or three-year period from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain employed for three years from the grant date. Performance during the one-year period is based on a one-year income before income taxes target. If the one-year target is achieved, the PSUs will then vest three years from grant date.

Performance during the three-year period will be based on achievement of a three-year compound annual growth rate for consolidated product revenues. If the three-year target is achieved, the corresponding PSUs will then vest three years from grant date. PSUs are converted into shares of our common stock once vested.

Compensation cost of $178 and $44 related to PSUs was recognized during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the PSU activity for the three months ended March 31, 2021:

Units
Issued and unvested, January 1, 2021	651
Granted	186
Performance adjustment	37
Vested	(112)
Forfeited	(49)
Issued and unvested, March 31, 2021	713

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the three months ended March 31, 2021 and 2020.
10.	Income Taxes

During the three months ended March 31, 2021 and 2020, we recorded income tax expense of $6.5 million and $712, respectively.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of March 31, 2021 and December 31, 2020 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes along with basis differences arising from accelerated tax depreciation of fixed assets.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both March 31, 2021 and December 31, 2020 since the facts and circumstances necessitating the allowance have not changed.

11.	Commitments and Contingencies

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.
12.	Business Segment Information

Our business consists of two segments: our “Diagnostics” business, which primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our Diagnostics segment includes the financial results of UrSure. Our “Molecular Solutions” business consists of the development, manufacture, marketing and sale of specimen collection kits that are used to collect, stabilize, transport and store samples of genetic material for molecular testing. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets; and in the sexually transmitted infection screening market. In addition, our Molecular Solutions business provides microbiome laboratory services that accelerate research and discovery for customers in the pharmaceutical, agricultural, and academic research markets. Financial results of Diversigen and Novosanis are included in our Molecular Solutions segment.

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

The following table summarizes operating segment information for the three months ended March 31, 2021 and 2020, and asset information as of March 31, 2021 and December 31, 2020:

	Three Months Ended March 31,
	2021	2020
Net revenues:
Diagnostics	$14,546	$17,792
Molecular Solutions	44,036	13,804
Total	$58,582	$31,596
Operating income (loss):
Diagnostics	$(12,193)	$(7,641)
Molecular Solutions	22,615	(405)
Total	$10,422	$(8,046)
Depreciation and amortization:
Diagnostics	$890	$861
Molecular Solutions	1,599	1,336
Total	$2,489	$2,197
Capital expenditures:
Diagnostics	$7,637	$818
Molecular Solutions	3,424	1,777
Total	$11,061	$2,595

	March 31, 2021	December 31, 2020
Total assets:
Diagnostics	$221,858	$242,613
Molecular Solutions	234,638	211,859
Total	$456,496	$454,472

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, losses, expenses, or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, expected manufacturing performance, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability to successfully manage and integrate acquisitions of other companies in a manner that complements or leverages our existing business, or otherwise expands or enhances our portfolio of products and our end-to-end service offerings, and the diversion of management’s attention from our ongoing business and regular business responsibilities to effect such integration; the expected economic benefits of acquisitions (and increased returns for our stockholders), including that the anticipated synergies, revenue enhancement strategies and other benefits from the acquisitions may not be fully realized or may take longer to realize than expected and our actual integration costs may exceed our estimates; impact of increased or different risks arising from the acquisition of companies located in foreign countries; ability to market and sell products, whether through our internal, direct sales force or third parties; impact of significant customer concentration in the genomics business; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our ability to successfully develop new products, validate the expanded use of existing collection products, receive necessary regulatory approvals and authorizations and commercialize such products for COVID-19 testing; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid or urine testing, collection or other products; market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; impact of contracting with the U.S. government; impact of negative economic conditions; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Overview and Business Segments

The overall goal of our Company is to empower the global community to improve health and wellness by providing access to accurate essential information. Our business consists of two segments: our “Diagnostics” segment and our “Molecular Solutions” segment. Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our Molecular Solutions business consists of the manufacture and sale of kits that are used to collect, stabilize, transport and store biological samples of genetic material for molecular testing in the consumer genetic, clinical genetic, academic research, infectious disease diagnostics, pharmacogenomics, personalized medicine, microbiome and animal genetics markets. Our collection kits are also used for the collection of first-void urine for liquid biopsy in the prostate and bladder cancer markets and in the sexually transmitted infection screening market. In addition, our Molecular Solutions business provides microbiome laboratory and bioinformatics services.

The Diagnostics business includes tests for diseases including HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our HIV product is also sold in a consumer-friendly format in the OTC market in the U.S. and as a self-test to individuals in a number of other countries. Our Diagnostics business includes the operations of UrSure, which was acquired and merged into OraSure in 2020. This part of the Diagnostics business develops and commercializes products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV. These products include laboratory-based tests that can measure levels of the medication in a patient’s urine or blood, as well as point- of-care products currently in development.

Our Molecular Solutions business is operated by our subsidiaries, DNAG, Diversigen and Novosanis. In this business, we manufacture and sell kits that are used to collect, stabilize, transport and store a biological sample of genetic material for molecular testing.  Our products are used for academic research and commercial applications, including ancestry, disease risk management, lifestyle and animal testing.  Included in the disease risk management area are pharmacogenomics testing, hereditary disease screening, prenatal or cancer screening, population health initiatives and other molecular testing using DNA or RNA for diagnosis of acute disease.  We also sell research-use-only collection products into the microbiome market. We offer our customers a suite of genomics and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. The microbiome laboratory and bioinformatics services are provided by Diversigen, which includes the operations of CoreBiome, a subsidiary we acquired in early 2019.  CoreBiome and Diversigen were merged together in 2020.  Novosanis manufactures and sells the Colli-Pee® collection device for the volumetric collection of first-void urine for use in research, screening and diagnostics in the liquid biopsy and sexually transmitted infection markets.  Our Molecular Solutions business serves customers in many countries worldwide, including many leading research universities and hospitals.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic continues to impact our business operations and it is not possible for us to predict the duration or magnitude of the outbreak’s effects on our business or results of operations. During 2020, traditional HIV and HCV testing programs and drug testing in the workplace market were reduced or terminated as a result of the various “stay-at-home” orders and social distancing guidelines issued by federal, state and local governments to contain the spread of the COVID-19 pandemic in the United States and we continue to see this impact our business in 2021. On the international front, we have experienced and continue to experience some reductions and stoppages of professional HIV and HCV testing in Europe and Asia due to the COVID-19 pandemic and delays of international shipments due to a reduction of customs and transportation personnel, a reduced number of air flights and shipping congestion. In our molecular segment, COVID-related disruption in clinical and research work during the year, particularly in the academic market, has reduced demand for our products. These trends had a material impact on our results of operations during 2020 and we believe they may continue to have a material and adverse impact on the revenues of certain parts of our business for an indeterminate time period, depending on the duration and severity of the COVID-19 pandemic. We also believe there are potentially significant opportunities for increased revenues as a result of the COVID-19 pandemic. In 2020, we began selling our saliva collection devices for use in molecular COVID-19 testing. In the first quarter of 2021, we generated revenues of approximately $27.4 million from sales of our molecular collection devices related to COVID-19 testing. In the U.S., public health customers are purchasing increased quantities of our OraQuick® In-Home HIV Test in order to permit continued HIV testing while allowing clients and patients to adhere to “stay-at-home” and social distancing requirements. In addition, we are seeing increased demand for our molecular collection products from customers who conduct both saliva and blood-based testing. As it becomes increasingly difficult to collect blood in clinics or healthcare settings, these customers are increasingly relying on the saliva collection alternative. However, the degree to which these and other opportunities will offset the negative trends caused by the COVID-19 pandemic in future periods cannot be predicted with certainty.

In March 2021, we submitted an EUA application to the FDA for our COVID-19 rapid antigen test for both prescription home use and profession use in point-of-care settings. These lateral flow, rapid diagnostic tests are designed to detect active COVID-19 infection with a simple, easy-to-use workflow, using samples self-collected from the lower nostrils. After users swab their lower nostrils, the test stick is swirled in a pre-measured buffer solution. No instrumentation, batteries, smart phone or laboratory analysis is needed to read the result, which appears on the test stick a short time later. Subject to receipt of an EUA, we intend to market these COVID-19 tests and have started manufacturing these products as we await receipt of the EUA.  We also intend to pursue an over-the-counter indication for the test.

Current Consolidated Financial Results

During the three months ended March 31, 2021, our consolidated net revenues increased 85% to $58.6 million, compared to $31.6 million for the three months ended March 31, 2020. Net product and services revenues during the three months ended March 31, 2021 increased 83% when compared to the same period of 2020, due to higher sales of our molecular sample collection kits for COVID-19 testing, and increased sales of our genomics products and HIV In-Home test. Partially offsetting these increases were lower sales of our international OraQuick® HIV Self-Test, and risk assessment products. Other revenues for the three months ended March 31, 2021 were $2.0 million compared to $710,000 in the same period of 2020. This increase was largely due to higher royalty income and increased research and development funding for the development of our COVID-19 tests and our HIV medication adherence tests.

Our consolidated net income for the three months ended March 31, 2021 was $3.8 million, or $0.05 per share on a fully diluted basis, compared to a consolidated net loss of $7.3 million, or $0.12 per share on a fully diluted basis, for the three months ended March 31, 2020. Results for the three months ended March 31, 2021 included an $806,000 non-cash pre-tax benefit associated with the change in the fair value of acquisition-related contingent consideration which accounted for approximately $0.01 per share. Results for the three months ended March 31, 2020 included a $1.1 million non-cash pre-tax charge associated with the change in the fair value of acquisition-related contingent consideration, which approximated $0.02 per share.

Cash used in operating activities during the three months ended March 31, 2021 was $4.4 million. Cash provided by operating activities during the three months ended March 31, 2020 was $2.5 million. As of March 31, 2021, we had $240.5 million in cash, cash equivalents, and available-for-sale securities, compared to $257.1 million at December 31, 2020.

Results of Operations

Three months ended March 31, 2021 compared to March 31, 2020

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
	2021	2020	% Change	2021	2020
Diagnostics	$13,333	$17,664	(25)%	23%	56%
Molecular Solutions	43,246	13,222	227	74	42
Net product and services revenues	56,579	30,886	83	97	98
Other	2,003	710	182	3	2
Net revenues	$58,582	$31,596	85%	100%	100%

Consolidated net product and services revenues increased 83% to $56.6 million for the three months ended March 31, 2021 from $30.9 million for the three months ended March 31, 2020. Higher sales of our molecular sample collection kits for COVID-19 testing and increased sales of our genomics products and HIV In-Home tests were partially offset by lower sales of our international OraQuick® HIV Self-Test and risk assessment products. Other revenues for the three months ended March 31, 2021 increased 182% to $2.0 million from $710,000 for the three months ended March 31, 2020 due to higher royalty income and increased research and development funding for the development of our COVID-19 tests and our HIV medication adherence tests.

Consolidated net revenues derived from products sold to customers outside of the United States were $9.5 million and $10.0 million, or 16% and 32% of total net revenues, in the three months ended March 31, 2021 and 2020, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Diagnostics segment during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
Market	2021	2020	% Change	2021	2020
Infectious disease testing	$11,371	$14,664	(22)%	78%	82%
Risk assessment testing	1,962	3,000	(35)	13	17
Net product revenues	13,333	17,664	(25)	91	99
Other	1,213	128	848	9	1
Net revenues	$14,546	$17,792	(18)%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 22% to $11.4 million for the three months ended March 31, 2021 from $14.7 million for the three months ended March 31, 2020. This decrease resulted from lower international sales of our OraQuick® HIV Self-Test and lower domestic sales of our OraQuick® HCV products partially offset by higher sales of our domestic OraQuick® In-Home HIV tests.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Market	2021	2020	% Change
Domestic HIV	$5,293	$4,216	26%
International HIV	3,486	6,949	(50)
Net HIV revenues	8,779	11,165	(21)
Domestic HCV	1,182	1,494	(21)
International HCV	1,184	1,097	8
Net HCV revenues	2,366	2,591	(9)
Net OraQuick® revenues	$11,145	$13,756	(19)%

Domestic OraQuick® HIV sales increased 26% to $5.3 million for the three months ended March 31, 2021 from $4.2 million for the three months ended March 31, 2020. This increase was primarily the result of higher sales of our OraQuick® In-Home HIV test as a result of Centers for Disease Control and Prevention (“CDC”) guidance recommending the use of an OTC product for testing in lieu of in-person testing as a result of the COVID-19 pandemic, partially offset by the decline of in-person HIV testing at public health agencies, hospitals and physician offices due the impact of COVID-19 on professional point-of-care testing.

International sales of our OraQuick® HIV tests decreased 50% to $3.5 million for the three months ended March 31, 2021 from $6.9 million for the three months ended March 31, 2020. This decrease was primarily due to several shipments of our OraQuick® HIV Self-Test into Africa in the first quarter of 2020 that did not re-occur during the first quarter of 2021.

Domestic OraQuick® HCV sales decreased 21% to $1.2 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020, due to the closure of testing programs as a result of the COVID-19 pandemic and a decline in public health funding as funds were redirected to COVID-19 testing and vaccinations.

International OraQuick® HCV sales increased 8% to $1.2 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020 as sales into certain international markets are starting to return back to pre-pandemic levels.

Risk Assessment Market

Sales to the risk assessment market decreased 35% to $2.0 million for the three months ended March 31, 2021 compared to $3.0 million for the three months ended March 31, 2020 due to higher unemployment and reductions in workplace and insurance testing programs resulting from the COVID-19 pandemic.

Other Revenues

Other revenues for the three months ended March 31, 2021 increased to $1.2 million from $128,000 for the three months ended March 31, 2020, largely due the inclusion of royalty income under the terms of a new licensing agreement related to our proprietary buffer solution used for the preservation and stabilization of oral fluid specimens and research and development funding for our COVID-19 and HIV medication adherence tests which was not present in the prior year period.

Molecular Solutions Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Market	2021	2020	% Change
Genomics	$11,064	$8,393	32%
Microbiome	2,088	1,577	32
COVID-19	27,389	394	NA
Laboratory services	2,497	2,415	3
Other product revenues	208	443	(53)
Net molecular product and services revenues	$43,246	$13,222	227
Other	790	582	36
Net molecular product and services revenues	$44,036	$13,804	219%

Sales of our genomics products increased 32% to $11.1 million for the three months ended March 31, 2021 compared to $8.4 million for the three months ended March 31, 2020, due to strong organic growth from customers in the academic market and in the disease risk management and commercial animal markets.

Microbiome kit sales increased 32% to $2.1 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2021 due to new customer orders.

Sales of our molecular sample collection kits for COVID-19 testing were $27.4 million for the three months ended March 31, 2021 compared to $394,000 during the comparable period in 2020. There were limited similar sales in the prior year period as the COVID-19 pandemic had just begun at that time.

Laboratory services revenues increased 3% to $2.5 million for the three months ended March 31, 2021 compared to $2.4 million for the three months ended March 31, 2020, due to customers resuming activities delayed by the COVID-19 pandemic.

Other revenues for the three months ended March 31, 2021 increased 36% to $790,000 from $582,000 the three months ended March 31, 2020 largely as a result of higher royalty income under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 65% for the three months ended March 31, 2021 compared to 51% for the three months ended March 31, 2020. Gross profit percentage for the three months ended March 31, 2021 benefited from an improved product mix associated with an increase in higher gross profit percentage product sales and the increase in other revenues which contribute 100% to our gross profit percentage.

Consolidated operating income for the three months ended March 31, 2021 was $10.4 million, an $18.4 million increase from the $8.0 million operating loss reported for the three months ended March 31, 2020. Results for the three months ended March 31, 2021 were positively impacted by the increased revenues and higher gross margins and the inclusion of an $806,000 non-cash benefit related to the fair value change in acquisition-related contingent consideration. Operating income was negatively impacted by the higher research and development and sales and marketing expenses associated with the COVID-19 product development and preparations for sale of product.  Results for the three months ended March 31, 2020 included a $1.1 million non-cash charge related to the fair value change in acquisition-related contingent consideration.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between Diagnostics and Molecular Solutions.

Diagnostics Segment

The Diagnostics segment’s gross profit percentage was 43% for both the three months ended March 31, 2021 and 2020.

Research and development expenses increased 89% to $6.6 million for the three months ended March 31, 2021 from $3.5 million for the three months ended March 31, 2020, largely due to spending associated with COVID-19 product development and the development of an HIV medication adherence test. Sales and marketing expenses increased 35% to $6.2 million for the three months ended March 31, 2021 from $4.6 million for the three months ended March 31, 2020, due to higher market research, consulting and advertising spending to prepare for the sale of the COVID-19 rapid antigen tests, higher staffing costs, and an increase in bad debt allowance. General and administrative expenses decreased 12% to $6.4 million for the three months ended March 31, 2021 compared to $7.3 million for the three months ended March 31, 2020 mainly due to lower legal fees and increased intercompany service fees allocated to the Molecular Solutions segment, partially offset by increased staffing costs.

All of the above contributed to the Diagnostics segment’s operating loss of $12.2 million for the three months ended March 31, 2021, which included non-cash charges of $890,000 for depreciation and amortization and $1.4 million for stock-based compensation. The Diagnostics segment operating loss also included a non-cash pre-tax benefit of $806,000 associated with the change in the fair value of acquisition-related contingent consideration.

Molecular Solutions Segment

The Molecular Solutions segment’s gross profit percentage was 73% for the three months ended March 31, 2021 compared to 61% for the three months ended March 31, 2020. This increase is attributable to an improved product mix of higher gross profit percentage product sales.

Research and development expenses increased 11% to $2.4 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020 due to higher staffing costs. Sales and marketing expenses increased 21% to $3.3 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020 due to higher staffing costs and an increase in bad debt allowance, partially offset by lower travel costs. General and administrative expenses increased 29% to $3.7 million for the three months ended March 31, 2021 from $2.9 million for the three months ended March 31, 2020 due to an increased intercompany service fees allocated from the Diagnostics segment, and higher staffing costs offset by a decline in legal fees.

All of the above contributed to the Molecular Solutions segment’s operating income of $22.6 million for the three months ended March 31, 2021, which included $1.6 million for depreciation and amortization and $82,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2021, a U.S. state tax expense of $169,000 was recorded compared to $9,000 of state income tax expense recorded for the three months ended March 31, 2020. For the three months ended March 31, 2021, foreign tax expense of $6.4 million was recorded compared to foreign tax expense of $703,000 recorded for the three months ended March 31, 2020. The overall increase in tax expense is largely a result of the increase in income before taxes generated by our Canadian subsidiary.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$177,676	$160,802
Available for sale securities	62,786	96,317
Working capital	247,766	242,404

Our cash and cash equivalents and available-for-sale securities decreased to $240.5 million at March 31, 2021 from $257.1 million at December 31, 2020. Our working capital increased to $247.8 million at March 31, 2021 from $242.4 million at December 31, 2020.

During the three months ended March 31, 2021, net cash used in operating activities was $4.4 million. Our net income of $3.8 million included non-cash charges for depreciation and amortization expense of $2.5 million, stock-based compensation expense of $1.5 million, a provision for doubtful accounts of $598,000, and other non-cash benefits of $42,000. Operating activities also included a benefit for the change in the estimated fair value of acquisition-related contingent consideration of $806,000 and a $142,000 contingent consideration payment representing the excess of the total contingent consideration payment made during the three months ended March 31, 2021 over the fair value of the liability estimated at the time of acquisition. Sources of cash generated from our working capital accounts included a $2.2 million decrease in accounts receivable as a result of the collection of large outstanding balances. Offsetting these sources of cash were an increase in inventory of $8.4 million to meet anticipated demand to support COVID-19 testing programs, a decrease in accrued expenses and other liabilities of $4.3 million largely due to payment of our 2020 management incentive bonuses and payment of outstanding sales tax liabilities offset by an increase in accrued income taxes, an increase in prepaid expenses and other assets of $766,000 due to prepayments made on service contracts, a decrease in deferred revenue of $262,000 and a decrease in accounts payable of $253,000 due to the payment of vendor invoices that were outstanding at the end of 2020.

Net cash provided by investing activities was $22.7 million for the three months ended March 31, 2021, which reflects proceeds from the maturities and redemptions of investments of $33.7 million offset by $11.1 million used to acquire property and equipment.

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2021, which reflects $1.7 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees, payments of lease liabilities of $282,000 and $264,000 used for payment of our contingent consideration obligation.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures including continued investment to expand our capacity to manufacture products for COVID-19 testing, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $114.5 million or 48% of our $240.5 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

A summary of our obligations to make future payments under contracts existing at December 31, 2020 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there were no significant changes to this information.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. During the first three months of 2021, there were no material changes to our critical accounting policies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of March 31, 2021, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 6.7% of our total revenues for the three months ended March 31, 2021. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $180.7 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of March 31, 2021. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $15.1 million in the three months ended March 31, 2021.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the

Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

Ancestry Arbitration

On February 6, 2017, DNAG entered into a settlement and license agreement (the “Settlement Agreement”) in order to settle certain patent infringement and breach of contract litigation against Ancestry.comDNA, LLC (“Ancestry”) and its contract manufacturer Spectrum Solutions, LLC (“Spectrum”).  This litigation was related to a saliva DNA collection device sold by Ancestry that was similar to products sold by DNAG.  Under the terms of the Settlement Agreement, DNAG and Ancestry agreed to certain procedures for considering whether future versions of Ancestry’s saliva DNA collection product are covered by the DNAG patents licensed to Ancestry (the “Licensed Patents”) and thus subject to ongoing royalties under the Settlement Agreement. A dispute arose among the parties regarding whether certain new Ancestry products are covered by the Licensed Patents.  Pursuant to the terms of the Settlement Agreement, a binding arbitration proceeding was commenced to resolve the dispute.  In February 2020, an arbitration panel issued a decision finding that the future Ancestry products do not infringe the DNAG patents asserted in the arbitration and would no longer be subject to the royalties under the Settlement Agreement.

Following the completion of the arbitration, a new patent issued to DNAG that is a continuation of a patent licensed to Ancestry (the Continuation Patent”) and is thus a Licensed Patent under the Settlement Agreement.  DNAG notified Ancestry of this new patent and following discussions between the parties Ancestry initiated a new arbitration proceeding during the third quarter of 2020 with a third party alternative dispute resolution provider pursuant to the Settlement Agreement with respect to the applicability of the Continuation Patent to the future Ancestry products and the validity of that patent. Following the initiation of the arbitration by Ancestry, DNAG filed a statement of defense and an objection to the arbitration on the basis that a dispute between the parties has not yet occurred and therefore the alleged dispute is not sufficiently ripe to arbitrate. An arbitration panel was then appointed.

In March 2021, the parties agreed to settle this matter, pursuant to which the arbitration was terminated and Ancestry agreed to continue paying royalties on its future products for an additional period as provided in the terms of the settlement.

Spectrum Patent Litigation

In March 2021, we filed a complaint against Spectrum in the United States District Court for the Southern District of California alleging that certain DNA saliva collection devices manufactured and sold by Spectrum infringes the Continuation Patent. Spectrum has not yet responded to the complaint. We are seeking injunctive relief and damages in this matter.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on form 10-Q for the quarter ended March 31, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
January 1, 2021 - January 31, 2021	—		$—	—	11,984,720
February 1, 2021 - February 28, 2021	111,147	(3)	15.56	—	11,984,720
March 1, 2021 - March 31, 2021	—		—	—	11,984,720
	111,147			—

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

ORASURE TECHNOLOGIES, INC.

/s/ Roberto Cuca
Date: May 6, 2021	Roberto Cuca
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: May 6, 2021	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)