Form 10-Q
period 2021-09-30
ORASURE TECHNOLOGIES INC
filed 2021-11-04
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 1, 2021, the registrant had 72,038,439 shares of common stock, $.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$134,962	$160,802
Short-term investments	50,065	48,599
Accounts receivable, net of allowance for doubtful accounts of $4,891 and $3,654	40,075	38,835
Inventories	53,583	31,863
Prepaid expenses	8,103	3,860
Other current assets	2,439	4,934
Total current assets	289,227	288,893
Noncurrent Assets:
Property, plant and equipment, net	77,586	51,860
Operating right-of-use assets, net	9,615	4,461
Finance right-of-use assets, net	4,629	1,312
Intangible assets, net	15,221	17,904
Goodwill	40,264	40,351
Long-term investments	17,271	47,718
Other noncurrent assets	1,944	1,973
Total noncurrent assets	166,530	165,579
TOTAL ASSETS	$455,757	$454,472
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,778	$17,407
Deferred revenue	3,488	4,811
Accrued expenses and other current liabilities	22,610	22,227
Finance lease liability	1,912	517
Operating lease liability	2,178	1,125
Acquisition-related contingent consideration obligation	201	402
Total current liabilities	54,167	46,489
Noncurrent Liabilities:
Finance lease liability	2,834	895
Operating lease liability	7,740	3,591
Acquisition-related contingent consideration obligation	318	2,049
Other noncurrent liabilities	1,998	1,682
Deferred income taxes	880	1,195
Total noncurrent liabilities	13,770	9,412
TOTAL LIABILITIES	67,937	55,901
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 72,038 and 71,738 shares issued and outstanding	—	—
Additional paid-in capital	508,601	505,123
Accumulated other comprehensive loss	(10,721)	(9,097)
Accumulated deficit	(110,060)	(97,455)
Total stockholders' equity	387,820	398,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455,757	$454,472

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUES:
Products and services	$53,229	$46,749	$165,549	$105,972
Other	688	1,262	4,557	2,894
	53,917	48,011	170,106	108,866
COST OF PRODUCTS AND SERVICES SOLD	32,449	17,722	79,639	45,182
Gross profit	21,468	30,289	90,467	63,684
OPERATING EXPENSES:
Research and development	8,596	8,007	25,270	20,575
Sales and marketing	13,886	7,849	33,836	25,339
General and administrative	12,499	10,108	33,680	30,442
Change in the estimated fair value of acquisition-related contingent consideration	(500)	(60)	(1,526)	390
	34,481	25,904	91,260	76,746
Operating income (loss)	(13,013)	4,385	(793)	(13,062)
OTHER INCOME	100	314	429	1,960
Income (loss) before income taxes	(12,913)	4,699	(364)	(11,102)
INCOME TAX EXPENSE	2,102	3,659	12,241	5,680
NET INCOME (LOSS)	$(15,015)	$1,040	$(12,605)	$(16,782)
INCOME (LOSS) PER SHARE:
BASIC	$(0.21)	$0.01	$(0.18)	$(0.25)
DILUTED	$(0.21)	$0.01	$(0.18)	$(0.25)
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	72,023	71,537	71,962	66,088
DILUTED	72,023	72,662	71,962	66,088

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(15,015)	$1,040	$(12,605)	$(16,782)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(4,117)	1,953	(1,362)	(3,542)
Unrealized gain (loss) on marketable securities	(161)	(266)	(262)	83
COMPREHENSIVE INCOME (LOSS)	$(19,293)	$2,727	$(14,229)	$(20,241)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(12,605)	$(16,782)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	5,155	5,913
Depreciation and amortization	8,479	6,880
Other non-cash amortization	664	171
Provision for doubtful accounts	1,228	1,141
Unrealized foreign currency gain	(319)	(41)
Interest expense on finance leases	84	56
Deferred income taxes	(324)	(764)
Loss on sale of fixed assets	—	104
Change in the estimated fair value of acquisition-related contingent consideration	(1,526)	390
Payment of acquisition-related contingent consideration	(142)	(496)
Changes in assets and liabilities
Accounts receivable	(2,102)	5,228
Inventories	(21,689)	(7,425)
Prepaid expenses and other assets	(1,942)	2,420
Accounts payable	2,790	3,269
Deferred revenue	(1,331)	1,664
Accrued expenses and other liabilities	982	468
Net cash (used in) provided by operating activities	(22,598)	2,196
INVESTING ACTIVITIES:
Purchases of investments	(25,443)	(90,137)
Proceeds from maturities and redemptions of investments	53,745	102,616
Purchases of property and equipment	(27,508)	(11,234)
Proceeds from escrow associated with business acquisitions	—	126
Acquisition of businesses, net of cash acquired	—	(3,037)
Purchase price adjustment related to business acquisition	(18)	—
Purchase of patent and product rights	—	(2,250)
Net cash (used in) provided by investing activities	776	(3,916)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(1,111)	(521)
Payment of acquisition-related contingent consideration	(264)	(3,004)
Issuance of common stock in connection with public offering, net	—	95,036
Proceeds from exercise of stock options	247	2,115
Repurchase of common stock	(1,924)	(2,076)
Net cash (used in) provided by financing activities	(3,052)	91,550
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(966)	(2,686)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,840)	87,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,802	75,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,962	$162,859
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12,540	$3,888
Non-cash investing and financing activities
Accrued property and equipment purchases	$4,382	$2,093
Unrealized gain (loss) on marketable securities	$(262)	$83

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

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our HIV product is also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and as a self-test to individuals in a number of other countries. Our Diagnostics business includes the operations of UrSure, Inc. (“UrSure”), which was acquired and merged into OraSure in 2020. This part of the Diagnostics business develops and commercializes products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV. These products include laboratory-based tests that can measure levels of the medications in a patient’s urine or blood, as well as point-of-care products currently in development. In 2020, we began developing a rapid antigen self-test for COVID-19 and a COVID-19 antibody enzyme-linked immunosorbent assay (“ELISA”) for use in laboratory settings. In June 2021, we received three Emergency Use Authorizations ("EUA") from the U.S. Food and Drug Administration ("FDA") for our InteliSwabTM COVID-19 Rapid Antigen Tests for non-prescription OTC, professional point-of-care and prescription use. We began recording revenues on the sales of our InteliSwabTM COVID-19 Rapid Antigen Tests during the third quarter of 2021. Following discussions with the FDA and their de-prioritization of antibody testing in the U.S., we decided to no longer pursue EUAs for the ELISA test. We have, however, continued to offer the product for research use to labs and other parties interested in COVID antibody surveillance and research applications.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of OraSure and its wholly-owned subsidiaries, DNAG, Diversigen and Novosanis. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations expected for the full year.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 30, 2021, we determined that the decline in the market value of our available-for-sale investment was not due to credit-related factors and as such no allowance for credit-loss was necessary.

The following is a summary of our available-for-sale securities as of September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Guaranteed investment certificates	$33,122	$—	$—	$33,122
Corporate bonds	34,824	—	(610)	34,214
Total available-for-sale securities	$67,946	$—	$(610)	$67,336
December 31, 2020
Guaranteed investment certificates	$25,132	$—	$—	$25,132
Corporate bonds	71,533	135	(483)	71,185
Total available-for-sale securities	$96,665	$135	$(483)	$96,317
At September 30, 2021, maturities of our available-for-sale securities were as follows:
Less than one year	$50,510	$—	$(445)	$50,065
Greater than one year	$17,436	$—	$(165)	$17,271

Fair Value of Financial Instruments. As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of September 30, 2021 and December 31, 2020. Our available-for-sale guaranteed investment certificates are measured as Level 1 instruments as of September 30, 2021 and December 31, 2020.

Included in cash and cash equivalents at September 30, 2021 and December 31, 2020, was $23,862 and $71,489 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of September 30, 2021 and December 31, 2020 was $2,503 and $2,565, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

Accounts Receivable. Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of our customers and our historical experience related to write-offs.

Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating, which can be extended in certain circumstances. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories, based on prior experience as well as estimated forecasts of product sales. We reserve for unidentified scrap or spoilage based on historical write-off rates. We also consider items identified through specific identification procedures in assessing the adequacy of our reserve. When factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off, as in the case of lapsing expiration dates. During the third quarter of 2021, we reserved $1,750 of COVID-19 antibody inventory, which we do not believe we can sell as a result of the decision to no longer pursue EUAs for the ELISA test.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty to forty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of September 30, 2021 and December 31, 2020 was $58,755 and $53,604, respectively.

Intangible Assets. Intangible assets consist of customer relationships, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of September 30, 2021 and December 31, 2020 was $29,554 and $27,107, respectively. The decrease in intangibles from $17,904 as of December 31, 2020 to $15,221 as of September 30, 2021 was due to $2,455 in amortization expense and foreign currency translation losses of $228.

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

The decrease in goodwill from $40,351 as of December 31, 2020 to $40,264 as of September 30, 2021 was a result of an adjustment of $105 associated with foreign currency translation and a purchase price adjustment of $18 related to a business acquisition.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of income in the period in which the change occurs. Net foreign exchange gains resulting from foreign currency transactions that are included in other income in our consolidated statements of income were $7 and $70 for the three months ended September 30, 2021 and 2020, respectively. Net foreign exchange gains (losses) were $(371) and $563 for the nine months ended September 30, 2021 and 2020.

Accumulated Other Comprehensive Income (Loss). We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at September 30, 2021 consisted of $10,111 of currency translation adjustments and $610 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio. Accumulated other comprehensive loss at December 31, 2020 consists of $8,749 of currency translation adjustments and $348 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio.

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

During the nine months ended September 30, 2020, we incurred acquisition related costs of $393 including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expense in the consolidated statement of operations. No such costs were incurred for the nine months ended September 30, 2021.

Pursuant to our merger agreement, we were to pay up to an additional $28,000 of contingent consideration over the three years following the acquisition date based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, and the achievement of certain clinical milestones associated with the development of certain new technology. The Company, with the assistance of an independent valuation specialist, determines the estimated fair value of the contingent consideration. The fair value is determined using a probability-weighted model based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement is based on significant inputs, including the likelihood of the achievement of clinical milestones and revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The following table represents the change in contingent consideration:

Balance as of December 31, 2020	$2,451
Payments made during the period	(406)
Change in fair value during the period	(1,526)
Balance as of September 30, 2021	$519

The change in fair value during the nine months ended September 30, 2021 is as a result of delays in achieving certain product development milestones and a decrease in associated revenue forecasts as a result of these delays.

Revenues from UrSure primarily consist of grant money received to fund the development of certain new technology. Effective as of July 22, 2020, the financial results of UrSure are included in our Diagnostics segment.

4. Inventories

	September 30, 2021	December 31, 2020
Raw materials	$28,306	$15,425
Work in process	2,653	2,572
Finished goods	22,624	13,866
	$53,583	$31,863

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$(15,015)	$1,040	$(12,605)	$(16,782)
Weighted-average shares of common stock outstanding:
Basic	72,023	71,537	71,962	66,088
Dilutive effect of stock options, restricted stock, and performance stock units	—	1,125	—	—
Diluted	72,023	72,662	71,962	66,088
Earnings (loss) per share:
Basic	$(0.21)	$0.01	$(0.18)	$(0.25)
Diluted	$(0.21)	$0.01	$(0.18)	$(0.25)

For the three months ended September 30, 2021, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 859 shares were excluded from the computation of diluted loss per share. For the three months ended September 30, 2020, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 136 shares were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 847 and 917 shares, respectively, were excluded from the computation of diluted loss per share.

6. Revenues

Revenues by product line. The following table represents total net revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Infectious disease testing	$12,932	$13,224	$39,664	$36,625
Risk assessment testing	2,674	2,253	7,265	6,786
Genomics (1)	19,018	8,454	49,333	23,224
Microbiome (1)	1,693	1,530	5,888	3,869
COVID-19 (1)	13,930	18,867	54,147	27,918
Laboratory services	2,406	2,280	8,017	6,798
Other product and service revenues	576	141	1,235	752
Net product and services revenues	53,229	46,749	165,549	105,972
Royalty income	500	450	2,636	1,623
Other non-product revenues	188	812	1,921	1,271
Other revenues	688	1,262	4,557	2,894
Net revenues	$53,917	$48,011	$170,106	$108,866

(1) 2020 Genomics, Microbiome, and COVID-19 revenues were reclassified to reflect the correct classification of the product line sales. The reclassification increased (decreased) the product line revenues for the three months ended September 30, 2020 by $(65), $(298), and $363, respectively and increased (decreased) the product line revenue for the nine months ended September 30, 2020 by $(157), $(390), and $547, respectively.

Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$42,969	$38,594	$139,669	$82,125
Europe	2,411	2,789	10,288	8,663
Other regions	8,537	6,628	20,149	18,078
	$53,917	$48,011	$170,106	$108,866

Customer and Vendor Concentrations. At September 30, 2021, one customer accounted for 13% of our accounts receivable. Another customer accounted for 11% of our accounts receivable as of December 31, 2020. One customer accounted for 14% of net consolidated revenues for the three months ended September 30, 2021. Another customer accounted for 10% of net consolidated revenues for the nine months ended September 30, 2021. One customer accounted for 11% of net consolidated revenues for the three months ended September 30, 2020.

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

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2021 and December 31, 2020 includes customer prepayments of $2,340 and $3,216, respectively. Deferred revenue as of September 30, 2021 and December 31, 2020 also includes $1,148 and $1,595, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that average price.

7. Accrued Expenses and other current liabilities

	September 30, 2021	December 31, 2020
Payroll and related benefits	$13,728	$14,769
Professional fees	1,831	978
Sales tax payable	2,858	2,400
Other	4,193	4,080
	$22,610	$22,227

8. Leases

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of September 30, 2021, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost	$655	$330	$1,574	$964
Finance Lease Cost
Amortization of right-of use assets	571	150	910	476
Interest on lease liabilities	49	17	84	56
Total Finance Lease Cost	$620	$167	$994	$532

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,182	$965
Operating cash flows from financing leases	84	56
Financing cash flows from financing leases	1,111	521
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	45	498
Right-of-use assets obtained in exchange for finance lease obligations	2,746	46

Supplemental balance sheet information related to leases is as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Right-of-use assets	$9,615	$4,461

Current lease liabilities	2,178	1,125
Non-current lease liabilities	7,740	3,591
Total operating lease liabilities	$9,918	$4,716

Finance Leases
Right-of-use assets	$4,629	$1,312

Current lease liabilities	1,912	517
Non-current lease liabilities	2,834	895
Total finance lease liabilities	$4,746	$1,412

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	5.42
Weighted-average remaining lease term—finance leases	2.49

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	3.92%
Weighted-average discount rate—finance leases	3.45%

As of September 30, 2021, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2021 (excluding the nine months ended September 30, 2021)	$510	$628
2022	2,040	2,493
2023	1,810	1,776
2024	582	1,808
2025	4	1,443
Thereafter	—	2,808
Total Minimum Lease Payments	4,946	10,956
Less: imputed interest	(200)	(1,038)
Present Value of Lease Liabilities	$4,746	$9,918

9. Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	71,738	$—	$505,123	$(9,097)	$(97,455)	$398,571
Common stock issued upon exercise of options	11	—	92	—	—	92
Vesting of restricted stock and performance stock units	318	—		—	—	—
Purchase and retirement of common shares	(111)	—	(1,730)	—	—	(1,730)
Stock-based compensation	—	—	1,464	—	—	1,464
Net income	—	—	—	—	3,774	3,774
Currency translation adjustments	—	—	—	1,352	—	1,352
Unrealized gain on marketable securities	—	—	—	21	—	21
Balance at March 31, 2021	71,956	$—	$504,949	$(7,724)	$(93,681)	$403,544
Common stock issued upon exercise of options	3	—	29	—	—	29
Vesting of restricted stock and performance stock units	64	—	—	—	—	—
Purchase and retirement of common shares	(15)	—	(147)	—	—	(147)
Stock-based compensation	—	—	1,473	—	—	1,473
Net loss	—	—	—	—	(1,364)	(1,364)
Currency translation adjustments	—	—	—	1,403	—	1,403
Unrealized loss on marketable securities	—	—	—	(122)	—	(122)
Balance at June 30, 2021	72,008	$—	$506,304	$(6,443)	$(95,045)	$404,816
Common stock issued upon exercise of options	18	—	126	—	—	126
Vesting of restricted stock and performance stock units	16	—	—	—	—	—
Purchase and retirement of common shares	(4)	—	(47)	—	—	(47)
Stock-based compensation	—	—	2,218	—	—	2,218
Net loss	—	—	—	—	(15,015)	(15,015)
Currency translation adjustments	—	—	—	(4,117)	—	(4,117)
Unrealized loss on marketable securities	—	—	—	(161)	—	(161)
Balance at September 30, 2021	72,038	$—	$508,601	$(10,721)	$(110,060)	$387,820

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145

Common stock issued upon exercise of options	6	—	30	—	—	30
Vesting of restricted stock and performance stock units	486	—	—	—	—	—
Purchase and retirement of common shares	(197)	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	—	1,376	—	—	1,376
Net loss	—	—	—	—	(7,328)	(7,328)
Currency translation adjustments	—	—	—	(9,221)	—	(9,221)
Unrealized loss on marketable securities	—	—	—	(442)	—	(442)
Balance at March 31, 2020	62,026	$—	$401,812	$(21,799)	$(89,861)	$290,152
Common stock issued upon exercise of options	71	—	530	—	—	530
Vesting of restricted stock and performance stock units	161	—	—	—	—	—
Purchase and retirement of common shares	(50)	—	(656)	—	—	(656)
Issuance of common stock in connection with public offering, net of commissions and expenses of $6,200	9,200		95,036			95,036
Stock-based compensation	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	(10,494)	(10,494)
Currency translation adjustments	—	—	—	3,726	—	3,726
Unrealized gain on marketable securities	—	—	—	791	—	791
Balance at June 30, 2020	71,408	$—	$499,394	$(17,282)	$(100,355)	$381,757
Common stock issued upon exercise of options	202	—	1,555	—	—	1,555
Vesting of restricted stock and performance stock units	2	—	—	—	—	—
Purchase and retirement of common shares	(1)	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,865	—	—	1,865
Net income	—	—	—	—	1,040	1,040
Currency translation adjustments	—	—	—	1,953	—	1,953
Unrealized loss on marketable securities	—	—	—	(266)	—	(266)
Balance at September 30, 2020	71,611	$—	$502,802	$(15,595)	$(99,315)	$387,892

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

Total compensation cost related to stock options for the nine months ended September 30, 2021 and 2020 was $793 and $683, respectively.

Compensation cost of $2,891 and $3,329 related to restricted shares was recognized during the nine months ended September 30, 2021 and 2020, respectively.

We grant performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of certain performance-based metrics during a one-year or three-year period from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain employed for three years from the grant date. If the one-year target is achieved, the PSUs will then vest three years from grant date. If the three-year target is achieved, the corresponding PSUs will then vest three years from grant date. PSUs are converted into shares of our common stock once vested.

Compensation cost of $1,471 and $1,901 related to PSUs was recognized during the nine months ended September 30, 2021 and 2020, respectively.

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

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the nine months ended September 30, 2021 and 2020.

10. Income Taxes

During the three and nine months ended September 30, 2021, we recorded income tax expense of $2,102 and $12,241, respectively, which primarily consisted of foreign tax expense. During the three and nine months ended September 30, 2020, we recorded income tax expense of $3,659 and $5,680, respectively, which also primarily consisted of a foreign tax expense.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of September 30, 2021 and December 31, 2020 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes along with basis differences arising from accelerated tax depreciation of fixed assets.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both September 30, 2021 and December 31, 2020 since the facts and circumstances necessitating the allowance have not changed.

11. Commitments and Contingencies

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation. We believe Spectrum's counterclaims are without merit and we filed a motion to dismiss both claims in October 2021. We are seeking injunctive relief and damages in this matter.

Commitments

As of September 30, 2021, we have entered in several new contracts associated with the manufacture and supply of our COVID-19 antigen products and our molecular collection solutions products that include unconditional commitments to purchase certain materials through the latest of the first quarter of 2026 in the aggregate amount of $126,499.

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

The following table summarizes operating segment information for the three and nine months ended September 30, 2021 and 2020, and asset information as of September 30, 2021 and December 31, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Diagnostics	$23,511	$16,314	$57,368	$44,533
Molecular Solutions	30,406	31,697	112,738	64,333
Total	$53,917	$48,011	$170,106	$108,866
Operating income (loss):
Diagnostics	$(18,638)	$(9,951)	$(42,755)	$(31,116)
Molecular Solutions	5,625	14,336	41,962	18,054
Total	$(13,013)	$4,385	$(793)	$(13,062)
Depreciation and amortization:
Diagnostics	$1,136	$934	$2,965	$2,448
Molecular Solutions	2,199	1,517	5,514	4,432
Total	$3,335	$2,451	$8,479	$6,880
Capital expenditures:
Diagnostics	$3,647	$2,186	$19,797	$5,634
Molecular Solutions	932	3,011	7,711	5,600
Total	$4,579	$5,197	$27,508	$11,234

	September 30, 2021	December 31, 2020
Total assets:
Diagnostics	$206,668	$242,613
Molecular Solutions	249,089	211,859
Total	$455,757	$454,472

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings, losses, expenses, or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, expected manufacturing performance, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to: ability of the Company to manufacture sufficient quantities of the InteliswabTM COVID-19 rapid test and resolve manufacturing challenges and the expected time frame for doing so; ability to successfully manage and integrate acquisitions of other companies in a manner that complements or leverages our existing business, or otherwise expands or enhances our portfolio of products and our end-to-end service offerings, and the diversion of management’s attention from our ongoing business and regular business responsibilities to effect such integration; the expected economic benefits of acquisitions (and increased returns for our stockholders), including that the anticipated synergies, revenue enhancement strategies and other benefits from the acquisitions may not be fully realized or may take longer to realize than expected and our actual integration costs may exceed our estimates; impact of increased or different risks arising from the acquisition of companies located in foreign countries; ability to market and sell products, whether through our internal, direct sales force or third parties; impact of significant customer concentration in the genomics business; failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (“FDA”) or other regulators; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our ability to successfully develop new products, validate the expanded use of existing collection products, receive necessary regulatory approvals and authorizations and commercialize such products for COVID-19 testing; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; ability to meet increased demand for the Company’s products; impact of replacing distributors; inventory levels at distributors and other customers; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues, including the ability to expand international sales; ability to identify, complete, integrate and realize the full benefits of future acquisitions; impact of competitors, competing products and technology changes; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; ability to develop, commercialize and market new products; market acceptance of oral fluid or urine testing, collection or other products; market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (“CDC”) or other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; availability of related products produced by third parties or products required for use of our products; impact of contracting with the U.S. government; impact of negative economic conditions; ability to maintain sustained profitability; ability to utilize net operating loss carry forwards or other deferred tax assets; volatility of the Company’s stock price; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; and general political, business and economic conditions. These and other factors that could affect our results are discussed more fully in our Securities and Exchange Commission (“SEC”) filings, including our registration statements, Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Reports on Form 10-Q, and other filings with the SEC. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this Report, and we undertake no duty to update these statements.

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

Recent Developments

Impact of COVID-19

The COVID-19 pandemic continues to impact our business operations and it is not possible for us to predict the duration or magnitude of the outbreak’s effects on our business or results of operations. During 2020, traditional HIV and HCV testing programs and drug testing in the workplace market were reduced or terminated as a result of the various “stay-at-home” orders and social distancing guidelines issued by federal, state and local governments to contain the spread of the COVID-19 pandemic and we continued to see this impact our business in early 2021. However, during the second and third quarters of 2021, we saw a resumption of HIV and HCV testing in the U.S. as domestic sales of our non-COVID diagnostic products began returning to pre-pandemic levels. On the international front, professional HIV and HCV testing in Europe and Asia also started to pick up. However, more recently we have experienced reductions and stoppages of HIV self-testing in Southern and Eastern African countries due to the COVID-19 pandemic. In our Molecular Solutions segment, COVID-related disruption in clinical and research work, particularly in the academic market, had reduced demand for our products in 2020 and early 2021, but demand levels started to return to normal in the second and third quarters of 2021. Although the negative trends that materially impacted our results of operations during 2020 and early 2021 are starting to abate, it is impossible to predict if this improvement will continue and these negative trends may adversely impact certain parts of our business in future periods and for an indeterminate time period, depending on the duration and severity of the COVID-19 pandemic, the impact of COVID-19 variants and the scope and success of vaccination programs globally.

We also have experienced significant opportunities, and continue to believe there are potentially more significant opportunities, for increased revenues as a result of the COVID-19 pandemic. In 2020, we began selling our saliva collection devices for use in molecular COVID-19 testing. In the first nine months of 2021, we generated revenues of approximately $46.2 million from sales of our molecular collection devices related to COVID-19 testing. In the U.S., public health customers purchased increased quantities of our OraQuick® In-Home HIV Test in order to permit continued HIV testing while allowing clients and patients to adhere to “stay-at-home” and social distancing requirements. In addition, we saw increased demand for our molecular collection products from customers who conduct both saliva and blood-based testing. As it became more difficult to collect blood in clinics or healthcare settings, these customers increasingly relied on the saliva collection alternative. However, demand for molecular COVID-19 testing during the second and third quarters of 2021 began to decline primarily due to the availability of vaccines. We believe this trend will continue in future periods.

In June 2021, we received three Emergency Use Authorizations ("EUAs") from the U.S. Food and Drug Administration ("FDA") for our InteliSwabTM COVID-19 Rapid Tests for non-prescription OTC, professional point-of-care and prescription use. These lateral flow, rapid antigen diagnostic tests are designed to detect active COVID-19 infection with a simple, easy-to-use workflow, using samples self-collected from the lower nostrils. After users swab their lower nostrils, the test stick is swirled in a pre-measured buffer solution. No instrumentation, batteries, smart phone or laboratory analysis is needed to read the result, which appears on the test stick a short time later. During the third quarter of 2021 and for nine-month period ending September 30, 2021, we recorded $7.7 million of InteliSwabTM sales.

Following discussions with the FDA and their de-prioritization of antibody testing in the U.S., we decided to no longer pursue EUAs for a COVID-19 antibody enzyme-linked immunosorbent assay ("ELISA") for use in laboratory settings. We are, however, continuing to offer this product for research use only to labs and other parties interested in COVID antibody surveillance and research applications.

DLA Procurement Contract

In September 2021, we entered into a contract with the Defense Logistics Agency ("DLA") for the procurement of our InteliSwab™ COVID-19 Rapid Test for OTC use, which the DLA estimated to have a value of $205 million. Under the terms of the contract, the Company will provide its InteliSwab™ COVID-19 Rapid Test to up to 25,000 sites throughout the United States. The contract will run from October 2021 through September 2022.

BARDA 510(k) funding

In September 2021, we entered into an agreement with the Biomedical Advanced Research Development Authority (“BARDA”), which is part of the office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services (“HHS”), pursuant to which BARDA will provide up to $13.6 million in funding for us to obtain 510(k) clearance and Clinical Laboratory Improvement Amendments (“CLIA”) waiver of our InteliSwab™ COVID-19 rapid test from the U.S. Food and Drug Administration (“FDA”).

DOD Manufacturing Capacity funding

In September 2021, we also entered into an agreement for $109 million in funding from the U.S. Department of Defense (the “DOD”), in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for our InteliSwab™ COVID-19 rapid tests as part of the nation’s pandemic preparedness plan. Under this agreement, the funding will be used to expand our production capacity by 100 million tests annually. Funding will be paid to the Company based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment, as set forth in the agreement. An existing Company location in Bethlehem, PA will be retrofitted to accommodate increased manufacturing and an additional new facility will be added in another U.S. location to be determined.

Current Consolidated Financial Results

During the nine months ended September 30, 2021, our consolidated net revenues increased 56% to $170.1 million, compared to $108.9 million for the nine months ended September 30, 2020. Net product and services revenues during the nine months ended September 30, 2021 increased 56% when compared to the same period of 2020, largely due to increased revenues across all products lines, other than our international HIV self-test. The biggest contributors to the increased revenues for the period were higher sales of our genomics products and our molecular sample collection kits for COVID-19 testing and the first time inclusion of sales of our InteliSwabTM COVID-19 rapid tests. Other revenues for the nine months ended September 30, 2021 were $4.6 million compared to $2.9 million in the same period of 2020. This increase was largely due to increased research and development funding for the development of our COVID-19 tests and higher royalty income.

Our consolidated net loss for the nine months ended September 30, 2021 was $12.6 million, or $0.18 per share on a fully diluted basis, compared to a consolidated net loss of $16.8 million, or $0.25 per share on a fully diluted basis, for the nine months ended September 30, 2020. Results for the nine months ended September 30, 2021 included a $1.5 million non-cash pre-tax benefit associated with the change in the fair value of acquisition-related contingent consideration which accounted for approximately $0.02 per share. Results for the nine months ended September 30, 2020 included a $390,000 non-cash pre-tax charge associated with the change in the fair value of acquisition-related contingent consideration and $393,000 of acquisition related transaction costs associated with the UrSure acquisition, which together accounted for approximately $0.01 per share.

Cash used in operating activities during the nine months ended September 30, 2021 was $22.6 million. Cash provided by operating activities during the nine months ended September 30, 2020 was $2.2 million. As of September 30, 2021, we had $202.3 million in cash, cash equivalents, and available-for-sale securities, compared to $257.1 million at December 31, 2020.

Results of Operations

Three months ended September 30, 2021 compared to September 30, 2020

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2021	2020	% Change	2021	2020
Diagnostics	$23,281	$15,540	50%	43%	32%
Molecular Solutions	29,948	31,209	(4)	56	65
Net product and services revenues	53,229	46,749	14	99	97
Other	688	1,262	(45)	1	3
Net revenues	$53,917	$48,011	12%	100%	100%

Consolidated net product and services revenues increased 14% to $53.2 million for the three months ended September 30, 2021 from $46.7 million for the three months ended September 30, 2020. The increase in revenues was largely driven by increased genomic product sales and the first time inclusion of sales of our InteliSwabTM COVID-19 rapid tests, partially offset by a decline in sales of our molecular sample collection kits for COVID-19 testing. Other revenues for the three months ended September 30, 2021 decreased 45% to $688,000 from $1.3 million for the three months ended September 30, 2020 due to expected lower research and development funding for the development of our COVID-19 tests and our HIV medication adherence tests.

Consolidated net revenues derived from products sold to customers outside of the United States were $10.9 million and $9.4 million, or 20% of total net revenues in each period, for the three months ended September 30, 2021 and 2020, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Diagnostics segment during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2021	2020	% Change	2021	2020
Infectious disease testing	$12,932	$13,224	(2)%	55%	81%
COVID-19	7,675	63	NM	33	NM
Risk assessment testing	2,674	2,253	19	11	14
Net product revenues	23,281	15,540	50	99	95
Other	230	774	(70)	1	5
Net revenues	$23,511	$16,314	44%	100%	100%

NM - not meaningful

Infectious Disease Testing Market

Sales to the infectious disease testing market decreased 2% to $12.9 million for the three months ended September 30, 2021 from $13.2 million for the three months ended September 30, 2020. This decrease resulted from lower world-wide OraQuick® HIV and international OraQuick® HCV product sales, partially offset by higher domestic OraQuick® HCV product sales.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
Market	2021	2020	% Change
Domestic HIV	$3,440	$3,909	(12)%
International HIV	6,582	6,865	(4)
Net HIV revenues	10,022	10,774	(7)
Domestic HCV	1,827	1,186	54
International HCV	888	1,033	(14)
Net HCV revenues	2,715	2,219	22
Net OraQuick® revenues	$12,737	$12,993	(2)%

Domestic OraQuick® HIV sales decreased 12% to $3.4 million for the three months ended September 30, 2021 from $3.9 million for the three months ended September 30, 2020, primarily as a result of the timing of orders placed for our OraQuick® In-Home test.

International sales of our OraQuick® HIV tests decreased 4% to $6.6 million for the three months ended September 30, 2021 from $6.9 million for the three months ended September 30, 2020. This decline in revenues was primarily due to lower subsidies for the international sale of our HIV Self-Test under the charitable support agreement with the Gates Foundation. The Gates agreement and subsidy provided thereunder expired on June 30, 2021.

Domestic OraQuick® HCV sales increased 54% to $1.8 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020, due to the re-opening of testing programs previously closed as a result of the COVID-19 pandemic and as resources used for COVID-19 testing and vaccinations were redirected back to HCV testing.

International OraQuick® HCV sales decreased 14% to $888,000 for the three months ended September 30, 2021 from $1.0 million for the three months ended September 30, 2020 due to customer ordering patterns.

COVID-19 Testing Market

During the three months ended September 30, 2021, COVID-19 revenues were $7.7 million, driven by the first time sales of our InteliSwabTM COVID-19 rapid test which were limited by manufacturing constraints in the quarter.

Risk Assessment Market

Sales to the risk assessment market increased 19% to $2.7 million for the three months ended September 30, 2021 compared to $2.3 million for the three months ended September 30, 2020 due to hiring increases driven by the economic recovery from the COVID-19 pandemic.

Other Revenues

Other revenues for the three months ended September 30, 2021 decreased to $230,000 from $774,000 for the three months ended September 30, 2020, due to lower research and development funding for the development of our COVID-19 tests and our HIV medication adherence tests.

Molecular Solutions Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
Market	2021	2020	% Change
Genomics	$19,018	$8,454	125%
Microbiome	1,693	1,530	11
COVID-19	6,255	18,804	(67)
Laboratory services	2,406	2,280	6
Other product and service revenues	576	141	309
Net molecular product and services revenues	$29,948	$31,209	(4)
Other	458	488	(6)
Net molecular product and services revenues	$30,406	$31,697	(4)%

Sales of our genomics products increased 125% to $19.0 million for the three months ended September 30, 2021 compared to $8.5 million for the three months ended September 30, 2020, as this product line experienced a strong rebound from the impact of the COVID-19 pandemic in the prior period and benefited from ordering patterns of our larger customers.

Microbiome kit sales increased 11% to $1.7 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, due to customer ordering patterns.

Sales of our molecular sample collection kits for COVID-19 testing decreased 67% to $6.3 million for the three months ended September 30, 2021 compared to $18.8 million during the comparable period in 2020 due to lower COVID-19 PCR testing demand and the impact of the wider availability of vaccines.

Laboratory services revenues increased 6% to $2.4 million for the three months ended September 30, 2021 compared to $2.3 million for the three months ended September 30, 2020 due to customers resuming activities delayed by the COVID-19 pandemic.

Other product and service revenues increased 309% to $576,000 for the three months ended September 30, 2021 compared to $141,000 for the three months ended September 30, 2020 due to increased sales of our Colli-Pee® collection device.

Other revenues for the three months ended September 30, 2021 decreased 6% to $458,000 from $488,000 the three months ended September 30, 2020, largely as a result of lower royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 40% for the three months ended September 30, 2021 compared to 63% for the three months ended September 30, 2020. The decrease in gross profit percentage was primarily due to a less favorable product mix, increased scrap expense, lower absorption of labor, and lower subsidies for the international sale of our HIV Self-Test under the charitable support agreement with the Gates Foundation.

Consolidated operating loss for the three months ended September 30, 2021 was $13.0 million, a $17.4 million decrease from the $4.4 million operating income reported for the three months ended September 30, 2020. Results for the three months ended September 30, 2021 were negatively impacted by the lower gross profit percentage and an increase in operating expenses.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between Diagnostics and Molecular Solutions.

Diagnostics Segment

The gross profit percentage for the Diagnostics segment was 16% for the three months ended September 30, 2021 compared to 44% for the three months ended September 30, 2020. This decrease is due to an increase in scrap costs associated with the production of our InteliSwabTM test, and the recording of a reserve for COVID-19 antibody inventory, lower absorption of labor costs as we have increased headcount in anticipation of higher production demands, and lower subsidies for the international sale of our HIV Self-Test under the charitable support agreement with the Gates Foundation.

Research and development expenses increased 3% to $5.9 million for the three months ended September 30, 2021 compared to $5.7 million for the three months ended September 30, 2020 largely due to higher staffing costs and increased spend to investigate InteliSwabTM manufacturing issues, partially offset by a decline in COVID-19 lab supply costs associated with reduced product development activities from the prior year period. Sales and marketing expenses increased 83% to $9.0 million for three months ended September 30, 2021 from $4.9 million for the three months ended September 30, 2020 due to an increase in advertising spend associated with the introduction of our InteliSwabTM test into the market, higher commissions associated with the revenue increase, and increased consulting expense associated with business strategy planning. General and administrative expenses increased 24% to $8.0 million for the three months ended September 30, 2021 from $6.5 million for the three months ended September 30, 2020 largely due to increased business development consulting spend, increased staffing costs associated with increased headcount and higher recruiting expenses. We are anticipating higher operating expenses in the fourth quarter of 2021 as several of our on-going InteliSwabTM post marketing clinical studies will lead to higher research and development expenses. In addition, we expect higher sales and marketing and general and administrative costs as we prepare for significant commercial ramp up of our InteliSwabTM business in 2022.

All of the above contributed to the Diagnostics segment’s operating loss of $18.6 million for the three months ended September 30, 2021, which included non-cash charges of $1.1 million for depreciation and amortization and $1.9 million for stock-based compensation. The Diagnostics segment operating loss also included a non-cash pre-tax benefit of $500,000 associated with the change in the fair value of acquisition-related contingent consideration.

Molecular Solutions Segment

The gross profit percentage for the Molecular Solutions segment was 58% for the three months ended September 30, 2021 compared to 73% for the three months ended September 30, 2020. This decrease was due to a less favorable product mix associated with the higher sales of lower gross profit percentage product and an increase in costs at our third party contract manufacturers resulting from the capacity expansion at those vendors.

Research and development expenses increased 17% to $2.7 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020 due to higher staffing costs. Sales and marketing expenses increased 67% to $4.9 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020 due to increased consulting expense associated with business strategy planning, an increase in our reserve for uncollectible accounts, and higher staffing costs. General and administrative expenses increased 23% to $4.4 million for the three months ended September 30, 2021 from $3.6 million for the three months ended September 30, 2020 due to increased legal fees and staffing costs.

All of the above contributed to the Molecular Solutions segment’s operating income of $5.6 million for the three months ended September 30, 2021, which included $2.2 million for depreciation and amortization and $301,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2021, we recorded a U.S. state tax benefit of $102,000 compared to a $629,000 state income tax benefit for the three months ended September 30, 2020. For the three months ended September 30, 2021, we recorded foreign tax expense of $2.2 million compared to foreign tax expense of $4.3 million for the three months ended September 30, 2020. The overall decrease in tax expense is largely a result of the decrease in income before taxes generated by our Canadian subsidiary.

Nine months ended September 30, 2021 compared to September 30, 2020

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2021	2020	% Change	2021	2020
Diagnostics	$54,867	$43,473	26%	32%	40%
Molecular Solutions	110,682	62,499	77	65	57
Net product and services revenues	165,549	105,972	56	97	97
Other	4,557	2,894	57	3	3
Net revenues	$170,106	$108,866	56%	100%	100%

Consolidated net product and services revenues increased 56% to $165.5 million for the nine months ended September 30, 2021 from $106.0 million for the comparable period of 2020, largely due to increased revenues across all products lines, other than our international HIV self-test. The biggest contributors to the increased revenues for the period were higher sales of our genomics products and our molecular sample collection kits for COVID-19 testing and the first time inclusion of sales of our InteliSwabTM COVID-19 rapid tests. Other revenues for the nine months ended September 30, 2021 increased 57% to $4.6 million from $2.9 million for the nine months ended September 30, 2020. This increase was largely due to increased research and development funding for the development of our COVID-19 tests and higher royalty income.

Consolidated net revenues derived from products sold to customers outside of the United States were $30.4 million and $26.7 million, or 18% and 25% of total net revenues, in the first nine months of 2021 and 2020, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Diagnostics segment during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2021	2020	% Change	2021	2020
Infectious disease testing	$39,664	$36,625	8%	69%	82%
COVID-19	7,938	63	NM	14	NM
Risk assessment testing	7,265	6,786	7	13	15
Net product revenues	54,867	43,474	26	96	97
Other	2,501	1,060	136	4	3
Net revenues	$57,368	$44,534	29%	100%	100%

NM - not meaningful

Infectious Disease Testing Market

Sales to the infectious disease testing market increased 8% to $39.7 million for the nine months ended September 30, 2021 from $36.6 million for the nine months ended September 30, 2020. This increase resulted from higher domestic sales of our OraQuick® HIV and HCV products and higher international OraQuick® HVC product sales, partially offset by lower sales of our international OraQuick® HIV Self-Tests.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
Market	2021	2020	% Change
Domestic HIV	$12,490	$11,323	10%
International HIV	17,255	17,697	(2)
Net HIV revenues	29,745	29,020	2
Domestic HCV	5,580	3,437	62
International HCV	3,802	2,772	37
Net HCV revenues	9,382	6,209	51
Net OraQuick® revenues	$39,127	$35,229	11%

Domestic OraQuick® HIV sales increased 10% to $12.5 million for the nine months ended September 30, 2021 from $11.3 million for the nine months ended September 30, 2020. This increase was primarily the result of higher sales of our OraQuick® In-Home HIV test used in a Centers for Disease Control and Prevention ("CDC") initiative to drive increased in-home HIV testing.

International sales of our OraQuick® HIV tests decreased 2% to $17.3 million for the nine months ended September 30, 2021 from $17.7 million for the nine months ended September 30, 2020 largely due to pricing associated with the expiration of the Gates Foundation subsidy for certain international tests.

Domestic OraQuick® HCV sales increased 62% to $5.6 million for the nine months ended September 30, 2021 from $3.4 million for the nine months ended September 30, 2020 due to the re-opening of testing programs previously closed as a result of the COVID-19 pandemic and as resources used for COVID-19 testing and vaccinations were redirected back to HCV testing.

International OraQuick® HCV sales increased 37% to $3.8 million for the nine months ended September 30, 2021 from $2.8 million for the nine months ended September 30, 2020 as sales into certain international markets continued to return to pre-pandemic levels.

COVID-19 Testing Market

During the nine months ended September 30, 2021, COVID-19 revenues were $7.9 million, driven by the first time sales of our InteliSwabTM COVID-19 rapid antigen test which began in the third quarter of 2021.

Risk Assessment Market

Sales to the risk assessment market increased 7% to $7.3 million for the nine months ended September 30, 2021 compared to $6.8 million for the nine months ended September 30, 2020 due to hiring increases driven by the economic recovery from the COVID-19 pandemic.

Other Revenues

Other revenues for the nine months ended September 30, 2021 increased to $2.5 million from $1.1 million for the nine months ended September 30, 2020, largely due higher research and development funding for our COVID-19 tests and the inclusion of royalty income under the terms of a new licensing agreement related to our proprietary buffer solution used for the preservation and stabilization of oral fluid specimens.

Molecular Solutions Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
Market	2021	2020	% Change
Genomics	$49,333	$23,224	112%
Microbiome	5,888	3,869	52
COVID-19	46,209	27,855	66
Laboratory services	8,017	6,798	18
Other product revenues	1,235	752	64
Net molecular product and services revenues	$110,682	$62,498	77
Other	2,056	1,834	12
Net molecular product and services revenues	$112,738	$64,332	75%

Sales of our genomics products increased 112% to $49.3 million for the nine months ended September 30, 2021 compared to $23.2 million for the nine months ended September 30, 2020 as we continued to see our customers' businesses recover from the COVID-19 pandemic and strong organic growth from customers in the commercial animal markets.

Microbiome kit sales increased 52% to $5.9 million for the nine months ended September 30, 2021 compared to $3.9 million for the nine months ended September 30, 2020 due to a recovery in the market from the COVID-19 pandemic.

Sales of our molecular sample collection kits for COVID-19 testing increased 66% to $46.2 million for the nine months ended September 30, 2021 compared to $27.9 million during the comparable period in 2020 due to increased demand as the COVID-19 pandemic began late in the first quarter of 2020 and testing ramped up in the second and third quarters of 2020 and continued into the first half of 2021 contributing to the revenue growth for the nine month period.

Laboratory services revenues increased 18% to $8.0 million for the nine months ended September 30, 2021 compared to $6.8 million for the nine months ended September 30, 2020, due to customers resuming activities delayed by the COVID-19 pandemic.

Other product and service revenues increased 64% to $1.2 million for the nine months ended September 30, 2021 compared to $752,000 for the nine months ended September 30, 2020 due to increased sales of our Colli-Pee® collection device.

Other revenues for the nine months ended September 30, 2021 increased 12% to $2.1 million from $1.8 million for the nine months ended September 30, 2020 largely as a result of higher royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 53% for the nine months ended September 30, 2021 compared to 59% for the nine months ended September 30, 2020. Gross profit percentage for the nine months ended September 30, 2021 declined as a result of increased scrap expense, lower absorption of labor costs, and lower subsidies under the charitable support agreement with the Gates Foundation, partially offset by an improved product mix associated with an increase in higher gross profit percentage product sales.

Consolidated operating loss for the nine months ended September 30, 2021 was $793,000 a $12.3 million improvement from the $13.1 million operating loss reported for the nine months ended September 30, 2020. Results for the nine months ended September 30, 2021 were positively impacted by the increased revenues and the inclusion of an $1.5 million non-cash benefit related to the fair value change in acquisition-related contingent consideration partially offset by the lower gross profit percentage and increased operating expenses.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have no inter-segment revenue and inter-segment expenses are eliminated in consolidation, including the fees associated with an intercompany service agreement between Diagnostics and Molecular Solutions.

Diagnostics Segment

The gross profit percentage for the Diagnostics segment was 29% for the nine months ended September 30, 2021 compared to 43% for the nine months ended September 30, 2020. This decrease was due to an increase in scrap costs associated with the production of our InteliSwabTM test and the recording of a reserve for COVID-19 antibody inventory, and lower absorption of labor costs as we have increased headcount in anticipation of higher production demands.

Research and development expenses increased 29% to $17.4 million for the nine months ended September 30, 2021 from $13.5 million for the nine months ended September 30, 2020, largely due to higher staffing costs and increased COVID-19 product development expenses. Sales and marketing expenses increased 35% to $21.7 million for the nine months ended September 30, 2021 from $16.1 million for the nine months ended September 30, 2020, due to higher market research and advertising spending associated with the introduction of our InteliSwabTM test into the market, higher commissions directly related to the increase in revenues and increased consulting costs associated with business strategy planning. General and administrative expenses increased 4% to $21.6 million for the nine months ended September 30, 2021 from $20.7 million for the nine months ended September 30, 2020 due to higher staffing costs associated with increased headcount, and higher business development consulting costs, partially offset by lower legal fees, a lower allocation of building costs as administrative space was repurposed for manufacturing, and increased intercompany service fees allocated to the Molecular Solutions segment.

All of the above contributed to the Diagnostics segment’s operating loss of $42.8 million for the nine months ended September 30, 2021, which included non-cash charges of $3.0 million for depreciation and amortization and $4.7 million for stock-based compensation. The Diagnostics segment operating loss also included a non-cash pre-tax benefit of $1.5 million associated with the change in the fair value of acquisition-related contingent consideration.

Molecular Solutions Segment

The gross profit percentage for the Molecular Solutions segment was 66% for the nine months ended September 30, 2021 compared to 69% for the nine months ended September 30, 2020. This decrease is due a less favorable product mix associated with increased sales of lower gross profit percentage product and increased costs at our third party contract manufacturers.

Research and development expenses increased 11% to $7.9 million for the nine months ended September 30, 2021 from $7.1 million for the nine months ended September 30, 2020 due to increased staffing and consulting costs. Sales and marketing expenses increased 31% to $12.1 million for the nine months ended September 30, 2021 from $9.2 million for the nine months ended September 30, 2020 due to higher staffing costs, increased consulting costs associated with business strategy planning, and an increase in our reserve for uncollectible accounts. General and administrative expenses increased 24% to $12.1 million for the nine months ended September 30, 2021 from $9.7 million for the nine months ended September 30, 2020 due to increased intercompany service fees allocated from the Diagnostics segment, estimated penalties incurred on delinquent sales tax filings that were not recognized in the prior year period, higher staffing costs, and increased legal fees.

All of the above contributed to the Molecular Solutions segment’s operating income of $42.0 million for the nine months ended September 30, 2021, which included $5.5 million for depreciation and amortization and $496,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the nine months ended September 30, 2021, we recorded U.S. state tax expense of $13,000 compared to $612,000 of state income tax benefit for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded foreign tax expense of $12.2 million compared to foreign tax expense of $6.3 million for the nine months ended September 30, 2020. The overall increase in tax expense is largely a result of the increase in income before taxes generated by our Canadian subsidiary.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$134,962	$160,802
Available for sale securities	67,336	96,317
Working capital	235,060	242,404

Our cash and cash equivalents and available-for-sale securities decreased to $202.3 million at September 30, 2021 from $257.1 million at December 31, 2020. Our working capital decreased to $235.1 million at September 30, 2021 from $242.4 million at December 31, 2020.

During the nine months ended September 30, 2021, net cash used in operating activities was $22.6 million. Our net loss of $12.6 million included non-cash charges for depreciation and amortization expense of $8.5 million, stock-based compensation expense of $5.2 million, a provision for doubtful accounts of $1.2 million, and other non-cash expense of $105,000. Operating activities also included a benefit for the change in the estimated fair value of acquisition-related contingent consideration of $1.5 million and a $142,000 contingent consideration payment representing the excess of the total contingent consideration payment made during the nine months ended September 30, 2021 over the fair value of the liability estimated at the time of acquisition. Sources of cash generated from our working capital accounts included a $2.8 million increase in accounts payable due to the timing of invoices received and payments made and an increase in accrued expenses and other liabilities of $982,000 associated with increased accruals for professional fees and higher sales tax payable. Offsetting these sources of cash were an increase in inventory of $21.7 million to meet anticipated demand to support COVID-19 testing programs, an increase in accounts receivable of $2.1 million due to orders placed late in the quarter, an increase in prepaid expenses and other assets of $1.9 million due to prepayments made on a manufacturing contract and a decrease in deferred revenue of $1.3 million due to the recognition of revenue from customer prepayments.

Net cash provided by investing activities was $776,000 for the nine months ended September 30, 2021, which reflects proceeds from the maturities and redemptions of investments of $53.8 million offset by $27.5 million used to acquire property and equipment largely to increase our manufacturing capacity and $25.5 million used to purchase investments.

Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2021, which reflects $1.9 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees, payments of lease liabilities of $1.1 million and $264,000 used for payment of our contingent consideration obligation, partially offset by proceeds from stock option exercises of $247,000.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures including continued investment to expand our capacity to manufacture products for COVID-19 testing, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $129.2 million or 64% of our $202.3 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. Repatriation of such cash into the United States exceeding certain levels could have adverse tax consequences.

A summary of our obligations to make future payments under contracts existing at December 31, 2020 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, except as described in note 11 within the notes to the consolidated financial statements, there were no significant changes to this information.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. During the first nine months of 2021, there were no material changes to our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, we have no material derivative risk to report under this Item.

As of September 30, 2021, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.2% of our total revenues for the nine months ended September 30, 2021. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $194.2 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of September 30, 2021. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $16.8 million in the nine months ended September 30, 2021.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

Spectrum Patent Litigation

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation. We believe Spectrum's counterclaims are without merit and we filed a motion to dismiss both claims in October 2021. We are seeking injunctive relief and damages in this matter.

Item 1A. RISK FACTORS

The risk factors set forth in this report update should be read together with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our U.S. Government Contracts Require Compliance With Numerous Laws and Increases Our Risk and Liability.

From time to time, we receive funding from the U.S. government and we sell some of our products to the federal government. Historically, we have sold a number of our products to the government under contracts with the General Services Administration and the Veterans

Administration. During the third quarter of 2021, we entered into a contract with the Defense Logistics Agency ("DLA") for the procurement of our InteliSwabTM COVID-19 Rapid Test for over-the-counter use, with an estimated value of $205 million. During the same quarter, we entered into a contract with the Biomedical Advanced Research Development Authority to provide us with up to $13.6 million in funding to obtain FDA 510(k) clearance and Clinical Laboratory Improvement Amendments ("CLIA") waiver for our InteliSwabTM COVID-19 Rapid Test. In September 2021, we entered into a contract with the U.S. Department of Defense, in coordination with the Department of Health and Human Services, for $109 million in funding to build additional manufacturing capacity in the United States for our InteliSwabTM COVID-19 Rapid Test.

As a result of our U.S. government funding and product sales to the U.S. government, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. U.S. government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on government contracts. For example, the government has the right to terminate one or more of these contracts at its convenience even if we have not defaulted in any of our obligations.

As a U.S. government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial performance. The U.S. government recently announced that federal contractors who are party to a broad range of contracts with the government must require their employees to be vaccinated against the COVID-19 virus and comply with current masking and social distancing safety procedures. If we become subject to these requirements, we could experience a loss of personnel and difficulty in recruiting new employees, each of which could adversely affect our business.

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

In June 2021, we received FDA Emergency Use Authorization for our InteliSwabTM COVID-19 Rapid Test. Although there has been significant demand for this product, we have experienced difficulties manufacturing our test in accordance with applicable specifications. We believe these difficulties are the result of variability in certain incoming raw materials used in the product and certain processing steps. As a result, we have not been able to meet the demand for our product and sales of our InteliSwabTM COVID-19 Rapid Test have been negatively impacted. If we are not able to resolve the manufacturing difficulties in a timely manner, or at all, our revenues and results of operations may not meet expectations and could be adversely affected.

Our Business Results Depend on our Ability to Manage Disruptions in our Domestic and Global Supply Chains and Distribution Channels.

Our ability to meet our customers needs and achieve our financial objectives depends on our ability to maintain key manufacturing, supply and distribution arrangements. The loss or disruption of such manufacturing and supply arrangements could, in the future, interrupt our ability to obtain necessary raw materials and manufacture our products. Such disruptions could result from labor disputes, financial liquidity, natural disasters, extreme weather conditions, public health emergencies and pandemics, supply constraints and general economic and political conditions that could limit the ability of our suppliers to timely provide us with raw materials and components and distribute our products in a timely manner in accordance with applicable quality requirements. Disruptions in the global supply chain could also delay or preclude the ability of our distributors to sell and deliver our products to customers. Recently, the global supply chain has experienced significant disruptions caused by the COVID-19 pandemic, resulting in shortages of labor and equipment. These conditions, if not mitigated or remedied in a timely manner, could delay or preclude delivery of raw materials needed to manufacture our products or delivery of our products to customers, particularly in international markets. This in turn could have an adverse impact on our business, financial condition, results of operations or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
July 1, 2021 - July 31, 2021	594	(3)	$10.40	—	11,984,720
August 1, 2021 - August 31, 2021	3,673	(3)	11.15	—	11,984,720
September 1, 2021 - September 30, 2021	—		—	—	11,984,720
	4,267			—

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit Number	Exhibit

10.1* **	Change of Control Severance Letter of Michele Miller, Vice President, Finance and Controller.

10.2*	$109 million Capital Funding Agreement With the U.S. Department of Defense, in coordination with the Department of Health and Human Services.

10.3**	Description of OraSure Technologies, Inc. 2021 Incentive Plan is incorporated by reference to Item 5.02 to the Company's Current Report on Form 8-k filed August 13, 2021.

10.4**	Description of Long Term Incentive Policy and 2021 Award Performance Measures is incorporated by reference to Item 5.02 to the Company's Current Report on Form 8-k filed August 13, 2021.

31.1*	Certification of Stephen S. Tang required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Scott Gleason required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Stephen S. Tang required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Scott Gleason a required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*Filed herewith

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Scott Gleason
Date: November 4, 2021	Scott Gleason
Interim Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Miller
Date: November 4, 2021	Michele M. Miller
Vice President, Finance and Controller
(Principal Accounting Officer)