Form 10-K
period 2021-12-31
ORASURE TECHNOLOGIES INC
filed 2022-03-01
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2021): $727,984,802

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 25, 2022: 72,304,792 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in the Annual Report on From 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Use of Names

References in this Annual Report to "OraSure" mean OraSure Technologies, Inc. References in this Annual Report to "we," "us," "our," or the "Company" mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report") contains certain “forward-looking statements,” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/losses per share, net income (loss), expenses, cash flow or other financial performance, or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words, such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to:

•
risk that our exploration of strategic alternatives may not result in any definitive transaction or enhance stockholder value and may create a distraction or uncertainty that may adversely affect operating results, business or investor perceptions.
•
the diversion of management’s attention from our ongoing business and regular business responsibilities and due to our exploration of strategic alternatives;
•
our ability to resolve our InteliSwab® COVID-19 Rapid Tests manufacturing challenges and satisfy customer demand;
•
our ability to market and sell products, whether through our internal, direct sales force or third parties;
•
Our ability to fulfill our commitments under our contracts with the U.S. government for InteliSwab® COVID-19 Rapid Tests;
•
impact of significant customer concentration in the genomics business;
•
our ability to successfully scale-up our manufacturing for InteliSwab® COVID-19 Rapid Tests;
•
failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for our products;
•
our ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements;
•
our ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements;
•
our ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (or “FDA”), or other regulators;
•
the impact of the COVID-19 pandemic on our business;
•
the impact of COVID-19 on our supply chain;
•
our ability to successfully develop new products, validate the expanded use of existing collector products, receive necessary regulatory approvals and authorizations, transport work-in-process goods and finished products and commercialize such products for COVID-19 testing;
•
changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements;
•
our ability to meet increased demand for our products;
•
the impact of replacing distributors on our business;
•
inventory levels at distributors and other customers;
•
our ability to achieve our financial and strategic objectives and continue to increase our revenues, including the ability to expand international sales;
•
the impact of competitors, competing products and technology changes on our business;
•
reduction or deferral of public funding available to customers;
•
competition from new or better technology or lower cost products;
•
our ability to develop, commercialize and market new products;
•
market acceptance of oral fluid or urine testing, collection or other products;
•
market acceptance and uptake of microbiome informatics, microbial genetics technology and related analytics services;
•
changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention, or “CDC” or other agencies; ability to fund research and development and other products and operations;
•
our ability to obtain and maintain new or existing product distribution channels;
•
reliance on sole supply sources for critical products and components;
•
availability of related products produced by third parties or products required for use of our products;
•
the impact of contracting with the U.S. government on our business;

•
the impact of negative economic conditions on our business;
•
our ability to maintain sustained profitability;
•
our ability to increase our gross margins;
•
the ability to utilize net operating loss carry forwards or other deferred tax assets;
•
volatility of our stock price;
•
uncertainty relating to patent protection and potential patent infringement claims;
•
uncertainty and costs of litigation relating to patents and other intellectual property;
•
availability of licenses to patents or other technology;
•
ability to enter into international manufacturing agreements;
•
obstacles to international marketing and manufacturing of products;
•
our ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms;
•
adverse movements in foreign currency exchange rates;
•
loss or impairment of sources of capital;
•
our ability to attract and retain qualified personnel;
•
our exposure to product liability and other types of litigation;
•
changes in international, federal or state laws and regulations;
•
customer consolidations and inventory practices;
•
equipment failures and ability to obtain needed raw materials and components;
•
the impact of terrorist attacks and civil unrest; and
•
general political, business and economic conditions.

These and other factors that could affect our results are discussed more fully under Item 1A, entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements and Risk Factors are made as of the date of this Annual Report and we undertake no duty to update these statements, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Trademarks, Trade Names and Service Marks

This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2® he, OraQuick®, OraQuick ADVANCE®, OraSure Quick Flu®, Q.E.D.®, InteliSwab®, Oragene®, DNA Genotek®, OMNImetTM, ORAcollect®, OMNIgene®, goDNATM, Diversigen®, CoreBiome®, Boostershot®, MetaGeneTM, BenchmarkTM, Novosanis®, Colli-Pee®, UCM®, UASTM, AUTO-LYTE®, prepIT® and Hemagene® trademarks. We also own many of these marks and others in several foreign countries and we are pursuing registration of several other trademarks.

PART I

ITEM 1. Business.

The overall goal of OraSure Technologies, Inc. (“OraSure” or “the Company”) is to empower the global community to improve health and wellness by providing access to accurate essential information through effortless tests, collection kits and services. Our business consists of two segments: our “Diagnostics” segment, and our “Molecular Solutions” segment.

Diagnostics

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care, and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries. Through our Diagnostics business we are also developing and commercializing products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV. These products include laboratory-based tests that can measure levels of the medications in a patient’s urine or blood, as well as point-of-care products currently in development.

Molecular Solutions

Our Molecular Solutions business is operated by our wholly-owned subsidiaries, DNA Genotek, Inc. ("DNAG"), Diversigen, Inc. ('Diversigen"), and Novosanis NV ("Novosanis"). Our Molecular Solutions business sells its products and services directly to its customers, primarily through its internal sales force in the U.S. domestic market, and in many international markets, also through distributors. Our products primarily consist of collection kits and services used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. Most of our Molecular Solutions revenues are derived from product sales to commercial customers and sales into the academic and research markets. A significant portion of our total sales is from repeat customers in both markets. Molecular Solutions customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental markets.

We have expanded the market focus of our Molecular Solutions business by selling existing collection products for use with COVID-19 tests. We have also developed new collection devices for the emerging microbiome market, which focuses on studying microbes and their effect on human health. Our primary product offering in the microbiome market, OMNIgene® • GUT, is focused on the human gut microbiome (microbes living in human stool). In 2021, the OMNIgene® • GUT collection device (OMD-200) was granted “FDA De Novo classification for the preservation and stabilization of the relative abundance of microbial nucleic acids in clinical samples.” We leverage our existing sales force and global research connections to engage microbiome customers worldwide to establish ourselves among the leaders in ease-of-collection, stabilization, and transport of this challenging sample type.

Our Molecular Solutions segment includes the Colli-Pee® device, developed and sold by our Novosanis subsidiary, for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. Our Molecular Solutions business also offers laboratory and analytical services for both genomics and microbiome customers to more fully meet their needs. These services are primarily provided to pharmaceutical, biotech companies, and research institutions.

Business Update Related to InteliSwab® Covid-19 Rapid Tests

In June 2021, we received three Emergency Use Authorizations ("EUA") from the U.S. Food and Drug Administration ("FDA") for our InteliSwab® COVID-19 Rapid Tests (“InteliSwab®”) for non-prescription OTC, professional point-of-care use and prescription home use. We began recording revenues on the sales of our InteliSwab® tests during the third quarter of 2021. In September 2021, the Defense Logistics Agency awarded the Company a procurement contract for the InteliSwab® for OTC use, which the Defense Logistics Agency estimated to have a value of $205 million and which will provide InteliSwab® tests to up to 20,000 sites throughout the United States from October 2021 through September 2022. Also in September 2021, we entered into an agreement with the Biomedical Advanced Research Development Authority (“BARDA”), which is part of the office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services (“HHS”), pursuant to which BARDA would provide the Company with up to $13.6 million in funding to obtain 510(k) clearance and Clinical Laboratory Improvement Amendments (“CLIA”) waiver of the InteliSwab® tests.

In the latter part of 2021, we have focused our efforts on scaling up our operations to meet the increasing demand for the InteliSwab® tests. In September 2021, we receive $109 million in funding from the U.S. Department of Defense (the “DOD”), in coordination with the HHS, to build additional manufacturing capacity in the United States for our InteliSwab® test as part of the nation’s pandemic preparedness plan. This funding will be used to expand the Company’s production capacity by 100 million tests annually and will be paid based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment.

We have obtained WHO pre-qualification for our OraQuick® HIV-1/Antibody Test, OraQuick® HIV Self-Test and OraQuick® HCV Test.

Exploration of Strategic Alternatives

The COVID-19 pandemic has provided us an opportunity to fundamentally transform into a higher growth, more innovative and efficient organization with broader customer reach, both within and outside the United States. We believe we are well positioned to address current public health challenges and capitalize on diagnostic trends in the market and enhance its operational and competitive profile. Against this backdrop, our Board of Directors is exploring and evaluating a broad range of strategic alternatives with the goal of maximizing value for stockholders There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Diagnostics Segment Products

The following is a summary of our principal products for the infectious disease and risk management markets, which comprise the Diagnostics segment of our business:

InteliSwab®COVID-19 Rapid Test

InteliSwab® is our rapid immunoassay platform designed to test nasal samples for the presence of antigen from SARS-CoV-2. The device uses an integrated swab to collect a specimen from the lower nostril. After collection, the integrated swab is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. The specimen and developer solution flow through the test device and test results are observable in 30 minutes. The InteliSwab® test has received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for non-prescription, over-the-counter home use in individuals aged 2 years or older, with and without symptoms of COVID-19.

InteliSwab®COVID-19 Rapid Test Pro

The InteliSwab® COVID-19 Rapid Test Pro is a version of InteliSwab® intended for use by healthcare providers at the point of care. The test is performed in the same manner as the over-the-counter version, except that the test is run and interpreted by a healthcare provider. This test has received EUA from the U.S. FDA for use by laboratories located in the United States certified under CLIA. We have also received a CLIA waiver for use of the test enabling the test to be used by numerous additional sites in the United States not certified under CLIA to perform high and moderately complex tests, such as outreach clinics, community-based organizations and physicians’ offices. This test is also indicated for individuals aged two years and older, with and without symptoms of COVID-19.

InteliSwab®COVID-19 Rapid Test Rx

The InteliSwab® COVID-19 Rapid Test Rx is the version of InteliSwab® that has received EUA from the U.S. FDA for prescription home use with individuals aged 2 years or older who are suspected of COVID-19 infection by their healthcare provider within the first seven days of symptom onset.

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

OraQuick® In-Home HIV Test

The OraQuick® In-Home HIV test is an OTC oral-fluid only version of our OraQuick ADVANCE®HIV 1/2 Antibody Test. We received PMA approval to sell this test in the U.S. OTC market. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, we have established toll-free, 24/7, 365-day per year customer telephone support to provide additional information and referral services for consumers that use this product.

OraQuick® HIV Self-Test

The OraQuick® HIV Self-Test is sold for use by individuals in certain foreign countries to meet the needs of those markets. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, UNITAID and other agencies. The OraQuick® HIV Self-Test received CE Mark in 2021 and is being sold in certain European Countries.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. This product is a qualitative test that can detect antibodies to the hepatitis C virus (“HCV”), in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick ADVANCE® HIV test.

We have received FDA pre-market approval and CLIA waiver for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first and only rapid HCV test approved by the FDA for use in the United States. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe. This CE-marked product is also registered and sold in other foreign countries and has received WHO pre-qualification.

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

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® collection device is sold under the name Intercept®, and is used to collect oral mucosal transudate "OMT" for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs-of-abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”)), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

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

We have also developed a next-generation collection device, which we are marketing under the tradename “Intercept i2® he”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2®he device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific.

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

Molecular Solutions Segment

Genomic Products

We sell many genomic products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA, RNA, as well as both DNA and RNA together from human and animal biological samples. Our lead products are sold under the Oragene® and ORAcollect® brands and are used to collect genetic material from human saliva. These products are currently sold to thousands of academic research and commercial customers in many countries worldwide.

Our genomic products are available in several configurations and contain proprietary chemical solutions optimized for the specific application for which each product is designed. Product physical design is focused on ease-of-use and reliability for self or assisted collection of samples. For example, several of the Oragene® products require users to hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the container’s lid are mixed with the captured saliva and immediately protect the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology ensures the preservation of high quality and high quantity nucleic acids that are required for most genetic testing and analysis methods.

We believe these products provide significant advantages over competing DNA and RNA collection methods such as blood collection or buccal swabs, particularly in human genetic applications.

Benefits include:

•
The reliable collection of high-quality and stable genetic samples.
•
The use of simple, non-invasive collection methods.
•
The ability to store and transport collected samples for extended periods at ambient temperatures.
•
Compatibility with fully automated laboratory testing systems.

We also sell the Colli-Pee® collection device for the volumetric collection of first void urine samples. This product is used in liquid biopsy applications for the prostate and bladder cancer markets and in the sexually transmitted infection screening market.

COVID Collection Products

Since 2020, we have actively engaged with several laboratories and researchers to demonstrate the effectiveness of our existing collection products for use with COVID-19 molecular testing. The stabilization solution in our molecular collection products can accommodate a vast spectrum of microbiome activity, spanning bacteria to viruses. We have collected data on the usability of our kits for this purpose. We believe that oral samples collected using devices from our product lines for liquid saliva or oral swab samples are a suitable alternative to more commonly used samples collected with a nasopharyngeal or oropharyngeal swab. Our products are optimized for self-collection, unlike nasopharyngeal and oropharyngeal swabs, which cannot be self-administered easily. That means healthcare providers, retailers, and online vendors can ship our kits directly to an individual’s home, eliminating unnecessary trips to hospitals, doctors’ offices, and testing facilities. Self-collection also supports the social distancing guidelines in many communities, reduces the burden on testing sites and healthcare facilities, and provides wider access to testing. Moreover, the chemistry in our products stabilizes nucleic acids, including RNA, which is the nucleic acid used by most labs for COVID-19 testing. The chemistry is bacteriostatic and inactivates viral activity in the sample. These products' usability and form factors are conducive to use at home or in clinic settings. As a result, since 2020, we have sold our ORAcollect® • RNA and OMNIgene® • ORAL collection devices for use in connection with COVID-19 molecular testing. These products have become an increasingly important part of our business and accounted for 47% of 2020 revenue generated by our Molecular Solutions segment and 40% in 2021.

Microbiome Products

We also market several microbiome collection products designed to collect, stabilize, and transport the microbial profile from multiple sample types. Unlike genomic DNA, the microbiome of a sample can change over time, especially when exposed to temperature and environmental fluctuations. A reliable method captures and preserves ("snapshots") the microbiome after collection until an analysis is required to optimize and standardize sample results. We believe our products provide such a reliable method.

Our OMNIgene® • GUT product is an all-in-one system designed to enable an individual to easily self-collect high-quality microbial DNA from feces or stool samples for gut microbiome profiling for use in the clinical laboratory and research settings. Most current methodologies for gut microbiome profiling have distinct shortcomings due to the introduction of bias, leading to a lack of reproducibility in the field. We believe our product ensures that the microbial DNA in the fecal sample is fully stabilized immediately upon collection and maintains an accurate and reliable bacterial profile for weeks at room temperature. Recently, we have applied these principles of sample stabilization to other sample types, including oral, skin, and vaginal samples. In 2021, the Microbiome portfolio grew to support collecting and stabilizing metabolites found in fecal samples.

Laboratory and Data Analytical Services

Our Molecular Solutions business also offers our customers microbiome laboratory testing and analytical services. These services reflect the collective benefits of our Diversigen subsidiaries, which were combined under the Diversigen name during 2020. Our services focus on accelerating microbiome discovery for customers in the pharmaceutical, agriculture, and research communities. Our goal is to help customers unleash the translational potential of the microbiome and providing fast and information-rich characterizations of microbial diversity and function paired with expert analytics. We also offer comprehensive microbiome and metagenomics services to improve human, animal, and environmental health. Diversigen has extensive experience with highly diverse microbiome sample types and provides complete project life cycle consulting services, including pre-project consulting, study design, extraction, and sequencing to complete bioinformatics analysis. Diversigen is at the forefront of setting quality standards for this industry and has obtained the College of American Pathologists (“CAP”) accreditation at its laboratory facilities. We are also in the process of integrating the services offered through GenoFINDTM, under the Diversigen brand.

Products Under Development

Diagnostic Products

Our research and development efforts include programs targeted at expanding and enhancing our diagnostics business. These programs typically focus on products related to drug adherence and rapid tests for various diseases. In 2021, significant time and resources were dedicated to the development of our COVID-19 Rapid Antigen Self-Test (InteliSwab®). We introduced our antigen test to the market in 2021 for three different uses:

▪
Professional Test (CLIA Waived) for use at drive-through sites, physician offices, public health testing sites, and employer/university health centers. In this instance, a physician would prescribe the test and the patient would conduct a self-swab in the presence of a healthcare provider who would then interpret the result.
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

We completed the InteliSwab® product development and clinical studies in 2021 and received three EUA authorizations for this test in June 2021.

In the first and second quarter of 2021, the clinical studies were completed and the EUAs were submitted to the FDA. Throughout 2021, limit of detection studies were completed with live coronavirus in certified third party analytical laboratories, confirming that InteliSwab® is able to detect all the variants of concern thus far including Omicron. The company has transferred the technology for the making of the devices to manufacturing which is ramping up and optimizing operations.

In 2021, we also received a $13.6 million grant from BARDA, which provides the funding necessary to obtain a 510(k) for InteliSwab® for both professional use (CLIA waived) and OTC use.

Molecular Solutions

In order to intersect evolving customer needs within the academic and commercial markets, our molecular business product development pipeline is focused on extending offerings across different sample types and analytes within both the genomics and microbiome areas. Genomic customers are demonstrating an increasing demand for collection and stabilization of cell-free nucleic acids, exosomes, DNA and RNA. On the microbiome front, we continue to focus research and development work on collecting and stabilizing microbial DNA, RNA and metabolites from multiple sample types including gut, skin, vagina and saliva.

The field of microbiome services is fast paced with evolving biological understanding and development of new methodologies. Our development efforts are focused on remaining at the forefront of laboratory and informatics technologies, as well as providing new and relevant services to our customers. These include a focus on laboratory and informatics methods to integrate DNA, RNA and metabolites from microbial communities across different sample types.

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

We market our products in the United States and internationally. Consolidated net revenues attributable to customers in the United States were $188.4 million, $130.8 million, and $107.3 million in 2021, 2020, and 2019, respectively. Consolidated net revenues attributable to international customers amounted to $45.3 million, $40.9 million, and $47.3 million or 19%, 24%, and 31% of our total revenues in 2021, 2020, and 2019 respectively. For more information about our revenues and long-lived assets attributable to U.S. and international customers, please see Notes 2 and 14 to our consolidated financial statements included elsewhere in this Annual Report.

Diagnostics - Professional

Our InteliSwab® COVID-19 Rapid Test Pro and Rx products are primarily sold through distributors to U.S. hospitals, physician offices and clinics. It is also marketed directly to customers in the public health market including clinics and laboratories of state, county and other governmental agencies.

We market the OraQuick ADVANCE®HIV-1/2 antibody test directly to customers in the public health market for HIV testing. This market consists of a broad range of clinics and laboratories and includes states, counties, and other governmental agencies, family planning clinics, colleges and universities, correctional facilities and the military. There are also a number of organizations in the public health market, such as AIDS service organizations and various community-based organizations, that are set up primarily for the purpose of encouraging and enabling HIV testing. We sell our OraQuick ADVANCE® test to hospitals and physician offices in the U.S. primarily through distributors. In addition, we distribute our OraQuick® HIV test in certain foreign countries through distributors.

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick® ADVANCE HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in other countries through distributors.

Diagnostics - OTC and Self-Test

We sell our InteliSwab® COVID-19 Rapid Test product in the U.S. retail and consumer markets. The OTC InteliSwab® test is also sold directly and through distributors into a broad range of business-to-business (B2B) markets including employer testing, colleges and universities, local, state and federal governmental agencies and the US military.

We sell our OraQuick® In-Home test in the U.S. retail or consumer market. The product is also available for purchase on-line through certain retailers and from our website, www.oraquick.com. The primary target population for our HIV-OTC test comprises young, sexually active adults, with greater purchase intent found in high-risk sub-groups, such as men who have sex with men, African Americans and Latino Americans. We also sell our OraQuick® HIV Self-Test in certain international markets. Under a Charitable Support Agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”) we are able to offer our OraQuick® HIV Self-Test at an affordable price in 50 developing countries in Africa and Asia with funding from the Gates Foundation. The funding consists of support payments tied to the volume of product we sell and reimbursement of certain related costs. The agreement was entered into in 2017 and has a four-year term and enables non-governmental organizations in the eligible countries that receive funding from government or public sector agencies and donors to access our HIV Self-Test at reduced pricing. The agreement with the Gates Foundation provides for an aggregate funding amount not to exceed $20.0 million over the four-year term or $6.0 million each year of the agreement. The term of this agreement expired in June 2021.

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

As discussed above, we also sell our next generation Intercept i2® he collection device with a NIDA-5 panel of fully-automated high-throughput oral fluid assays developed with Thermo Fisher for the detection of PCP, THC, opiates, cocaine, methamphetamines and amphetamines. These products are currently sold into the criminal justice and drug treatment markets.

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

Molecular Solutions

Our Molecular Solutions business sells its products directly to its customers, primarily through its own internal sales force in U.S. domestic markets. However, in many international markets, distributors are used.

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

We have expanded the market focus of our Molecular Solutions business by selling certain existing collection products for use in COVID-19 tests and by developing new collection devices for the emerging microbiome market, which is focused on the study of microbes and their effect on human health. Our primary product offering in the microbiome market, OMNIgene® • GUT, is focused on the human gut microbiome (microbes living in human stool). We are leveraging our existing sales force and global research connections to engage microbiome customers around the world and establish ourselves as among the leaders in ease-of-collection, stabilization and transport of this challenging sample type.

Our Molecular Solutions segment includes the Colli-Pee® device, a product developed and sold by our Novosanis subsidiary, for the volumetric collection of first void urine. This product is in its early stages and initial sales are occurring primarily through distributors and collaborations for use in the liquid biopsy and sexually transmitted disease markets.

This segment is offering laboratory and analytical services for both genomics and microbiome customers in order to more fully meet the needs of its customers. These services are primarily provided to pharmaceutical and biotech companies and research institutions. During 2019, we substantially expanded our ability to offer microbiome laboratory and bioinformatics services with the acquisition of CoreBiome and Diversigen. The laboratory operations of CoreBiome and Diversigen were combined during 2020 under the Diversigen brand.

Significant Products and Customers

Several different product lines have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The table below shows a breakdown of those product lines (dollars in thousands).

	For the years ended December 31,
	2021	2020	2019
Genomics	$63,350	$36,878	$56,200
OraQuick® HIV	42,373	44,224	43,092
COVID-19 collection kits	54,167	50,927	—
Inteliswab®	22,405	—	—

One of our customers accounted for approximately 15% of our net consolidated revenues in 2019. We had no customers that accounted for more than 10% of our net consolidated revenues for the years ended December 31, 2021 and 2020.

Supply and Manufacturing

We manufacture all of our OraQuick ADVANCE® Rapid HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® he collection devices, AUTOLYTE and MICRO-PLATE assays and Q.E.D.® saliva alcohol test in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

We have contracted with a third party in Thailand for the assembly of the OraQuick® Rapid HIV test and the OraQuick® HIV In-Home Test in order to supply certain international markets. We believe that other firms would be able to assemble these OraQuick® tests on terms no less favorable than those set forth in the agreement if the Thailand contractor would be unable or unwilling to continue assembling this product. We have long-term agreements in place for the contract manufacturing in Thailand and one of our suppliers has been manufacturing for us for the past 20 years.

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

We manufacture all of the proprietary chemistry and assay cards for our InteliSwab® COVID-19 Rapid Tests in our Bethlehem, Pennsylvania facilities. We made significant capital investments during 2021 in order to scale this manufacturing. On September 30, 2021, we entered into an agreement for $109 million in capital funding from the US Department of Defense, in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for our InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. Under the Agreement, the funding will be used to expand our production capacity by 100 million tests annually. Funding will be paid to us based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment. An existing Company location in Bethlehem, PA is being retrofitted to accommodate increased manufacturing and an additional new facility will be added in another U.S. location to be determined.

Our MICROPLATE and AUTO-LYTE assays require the production of highly specific and sensitive antibodies corresponding to the antigen of interest. Substantially all our antibody requirements are provided by contract suppliers. We believe that we have adequate reserves of antibody supplies and that we have access to sufficient raw materials for these products.

The fully-automated high-throughput oral fluid drug assays sold with our new Intercept i2® he collection device are manufactured and supplied under a long-term agreement with Thermo Fisher. There is no other supply source for these products.

Our wholly-owned subsidiary, DNA Genotek, Inc. ("DNAG") has three long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. We are actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products. All DNAG products in our Molecular Solutions segment are produced in Canada. We have increased the capacity for our molecular collection kits to meet demand for COVID molecular testing to 60 million kits per year (including non-COVID kits) with another 20 million kits per year to be qualified by end of 2022.

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

As of December 31, 2021, we had 785 full-time employees, which compares to 570 employees as of December 31, 2020. The increase in employees during 2021 was primarily the result of the need to add manufacturing capacity for our InteliSwab® COVID-19 Rapid Test and molecular collection devices used in COVID-19 molecular testing. Our employees are not currently represented by a U.S. collective bargaining agreement.

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

During 2021, in response to the changing impact of the COVID-19 pandemic, we continued to implement safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we continued to modify the way we conduct many aspects of our business to reduce the number of in-person interactions.

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

Competition

Diagnostics Segment

The diagnostic industry is a multi-billion dollar international industry and is intensely competitive. Many of our competitors are substantially larger than we are, and have greater financial, research, manufacturing and marketing resources than we do. We have many rapid tests with proprietary features enabling them to compete effectively in select market segments. Broadly, we differentiate based on our tests’ ease of use, which has enabled us to expand our self-testing offering.

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
•
The ability to attract and retain qualified personnel; and
•
The availability of patent protection.

A few large corporations produce a wide variety of diagnostic tests and other medical devices and equipment. A larger number of mid-size companies generally compete only in the diagnostic industry and a significant number of small companies produce only a few diagnostic products. As a result, the diagnostic test industry is highly fragmented and segmented. This enables us to serve specific segments where the products provide a unique benefit.

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

Competition in the U.S. market for infectious disease testing in medical settings is intense and is expected to increase. Our principal competition for HIV testing in the professional market comes from existing and new professional point-of-care rapid blood tests and automated laboratory-based blood tests. Our OraQuick ADVANCE HIV rapid test is the only oral fluid test for HIV in the United States, and as such, enables outreach testing outside of clinics. Our OraQuick® rapid HCV test competes against laboratory-based blood tests in the U.S., as there currently are no other rapid HCV testing products approved by the FDA.

Our OraQuick® In-Home HIV oral fluid test is the only rapid HIV test approved by the FDA for sale in the US OTC market.

Outside the U.S., our rapid HIV and HCV tests compete against other rapid and laboratory-based tests, which require blood as a sample. The majority of these blood-based tests are priced at or below our HIV and HCV rapid oral fluid tests. There are no other oral fluid tests for HCV outside the US with WHO Prequalification status and the CE mark. The majority of our sales outside the US are in Africa due to the greater incidence of HIV in that region. In 2021, we obtained the CE mark for our OraQuick® HIV Self-Test which will enable us to enter the European over-the-counter market for HIV. In addition, in 2021, we received registration of our OraQuick® HIV Self-Test, and the Thai Free Sales Certificate which enables us to obtain registrations in Asia and Latin America.

The United States COVID-19 rapid testing market consists of tests used by medical professionals at the point-of-care as well as over-the-counter tests purchased and used by consumers. Currently, there are 45 professional point-of-care EUA authorizations by the US FDA. There are also 13 OTC Antigen rapid tests and 3 OTC rapid molecular tests authorized under EUA by the FDA. Our InteliSwab® test competes in both the professional point-of-care and OTC segments with these products.

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

Q.E.D.® competes against other semi-quantitative saliva-based alcohol tests that have received U.S. Department of Transportation approval as well as breath alcohol tests. Although there are lower priced tests on the market that use oral fluid or breath as a test medium, we believe that these tests are qualitative tests that we believe are lower in quality and provide fewer benefits than our Q.E.D.® test.

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

OMNIgene®• GUT is being sold in the emerging microbiome market and competes with a variety of non-standard in-house solutions developed by various researchers, including simply freezing the sample after collection. The microbiome market is expected to require standardization in the methods used for collection and stabilization in order to derive more accurate and repeatable results. To date, we are one of the few vendors to offer a solution that fully meets these requirements.

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

We have two United States patents and numerous foreign patents for the OraSure® and Intercept® collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluid, formulations for the manufacture of synthetic oral fluid, and methods to control the volume of oral fluid collected and dispersed. The U.S. patents expire from June 2022 to December 2026. We have also applied for additional patents, in both the United States and certain foreign countries, on such products and technology.

We have one United States patent for our OraQuick® platform expiring in 2028, as well as corresponding related international patents. We also have patent applications pending internationally. We have five pending patent applications in the United States for our InteliSwab® COVID-19 Rapid Test, and we have filed and expect to file additional patent applications for this product in certain international markets.

We hold, through our subsidiary, DNAG, twenty-four granted United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from February 2022 through April 2035.

We hold through our subsidiary, Novosanis, one granted United States patent and numerous foreign patents covering a medical device for capturing a predetermined volume of first void urine. This patent expires in September 2033.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2®he, OraQuick®, OraQuick ADVANCE®, OraSure QuickFlu®, Q.E.D.®, Inteliswab®, Oragene®, DNA Genotek®, OMNImetTM, ORAcollect®, OMNIgene®, goDNATM, Diversigen®, CoreBiome®, Boostershot®, MetaGeneTM, BenchmarkTM, Novosanis®, Colli-Pee®, UCM®, UASTM, AUTO-LYTE®, prepIT® and Hemagene® trademarks. We also own many of these marks and others in several foreign countries and we are pursuing registration of several other trademarks.

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

Many class II devices and some class I devices may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. To obtain this clearance from the FDA, the manufacturer must submit to the FDA a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed predicate device (i.e., a device that has been cleared through the 510(k) process; a device that was legally marketed prior to May 28, 1976; a device that has been reclassified by the FDA; or a device that the FDA previously has determined to be exempt from the 510(k) process). To be substantially equivalent, an applicant must show that when compared to a predicate, the new device has the same intended use and same technology, or if different technology, that the new device is as safe and effective as the predicate and does not raise different questions of safety and effectiveness. In all cases, data from some form of performance testing is required and in some cases, the submission must include data from human clinical studies. An applicant must submit a 510(k) notification at least 90 days before commercial distribution of the product commences. Marketing may only commence when the FDA issues a clearance letter finding that the new device is substantially equivalent to the predicate device. The standards and data requirements necessary for the clearance of a new device may be unclear or may be subject to change. Although FDA clearance usually takes from four to twelve months, in some cases more than a year may be required before clearance is obtained, if at all.

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

Another option for marketing a product in the U.S. is through an Emergency Use Authorization (“EUA”). FDA may grant an EUA for a product if the Secretary of Health and Human Services declares that circumstances exist justifying the authorization of emergency use of certain products. Such declaration may be made following a determination by the Secretary of Health and Human Services that there is a public health emergency, by the Secretary of Homeland Security that there is a domestic emergency, or by the Secretary of Defense that there is a military emergency, or the declaration may be made if a material threat is identified under a particular provision of the Public Health Service Act. Typically, a diagnostic device may receive EUA-authorization on the basis of analytical and clinical studies that do not satisfy the requirements for full clearance or approval. Devices also may be exempt from design controls and other quality requirements. An EUA for a device remains in effect until the Secretary of Health and Human Services, in consultation with the Secretary of Defense, determines that the circumstances justifying emergency use of the device no longer exist, or until the authorized device is approved or cleared.

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

Most devices distributed in the United States must comply with the FDA’s Quality System Regulations (“QSRs”), including current good manufacturing practices. These regulations govern the entire lifecycle of a medical device, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing as well as complaint handling, corrective and preventative actions, and internal auditing. In complying with the QSRs, manufacturers must continue to expend time, money and effort in the area of production, quality, and post-market surveillance to ensure full compliance.

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

The FDA regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in an FDA Form 483 (which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations), public warning letters, monetary penalties against a company or its officers and employees, suspension or withdrawal of regulatory approvals, operating restrictions, total or partial suspension of production, injunctions, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution. We believe that our facilities and procedures are in material compliance with the FDA’s OSR regulations and other post-market requirements, but the regulations are subject to change or may be unclear, and we cannot be sure that FDA investigators will agree with our compliance with the FDA’s post-market requirements.

The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) prohibit any facility that conducts laboratory testing on specimens derived from humans from providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings, unless there is in effect for such facility a certificate issued by the U.S. Department of Health and Human Services or an accredited organization, and such certificate is applicable to the category of examination or procedure performed. Tests may be categorized as “waived,” enabling them to be used by laboratories with the lowest level of CLIA oversight if the tests meet certain requirements established under CLIA. We consider the applicability of CLIA requirements in the design and development of our products. We have obtained a waiver of the CLIA requirements for our OraQuick ADVANCE® rapid HIV-1/2 antibody test, our OraQuick® HCV rapid antibody test and our Q.E.D.® alcohol saliva test and may seek similar waivers for certain other products. In addition, the supplier of the OraSure Quick-Flu® test has obtained a CLIA waiver for that product. The InteliSwab® COVID-19 Rapid Test Pro is authorized for use in patient care settings operating under CLIA Certificate, Certificate of Compliance and Certificate of Accreditation.

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

In addition, the EU has adopted the EU Medical Devices Regulation (the “EU MDR”) and the In Vitro Diagnostic Medical Devices Regulation (the “EU IVDR”), which will repeal and replace the MDD and IVDD. The EU MDR and EU IVDR impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU MDR requirements are in effect as of May 2021 and manufacturers of currently approved medical devices have until May 2022 to meet the EU IVDR requirements. Compliance with these regulations may be expensive and time-consuming. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. We also note that from January 1, 2021, the United Kingdom (“UK”) has introduced a UK-specific route to market for medical devices. Compliance with these requirements may add further complexities to our international strategy.

We must also comply with certain registration and licensing requirements as dictated by Health Canada, prior to commencing sales in Canada. We have completed this process for several of our current products and may do so with respect to other products in the future. In addition, Canadian law requires manufacturers of medical devices to have a quality management system that meets various ISO requirements in order to obtain a license to sell their devices in Canada. Health Canada also requires all companies that market Class II, Class III and Class IV products in Canada to be certified as part of the Medical Device Single Audit Program ("MDSAP"). We received this certification for our Diagnostics segment (previously named "OSUR") in January 2019 as well as for our Molecular Business Unit in February 2020.

We have obtained WHO pre-qualification for our OraQuick® HIV-1/Antibody Test, OraQuick® HIV Self-Test and OraQuick® HCV.

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

The False Claims Act (“FCA”) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. A violation of the Federal Anti-Kickback Statute is considered a violation of the FCA. Some suits filed under the FCA, known as “qui tam” actions, can be brought by a “whistleblower” or “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers can be held liable under false claims laws, even if they do not submit.

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

ITEM 1A. Risk Factors

Summary of Risk Factors

Investing in our Common Stock involves risk. Below is a summary of the principal factors that could adversely affect our business, operations and financial results. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report, including our consolidated financial statements and related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, before investing in our Company. This summary does not address all of the risks that we face. Additional discussion of the summarized risks can be found below following this summary.

Risks Relating to Products, Marketing and Sales

•
Changes in the genomics market may adversely affect our business.
•
Our future success depends upon market acceptance of our existing and future products and service offerings.
•
We may not realize anticipated revenue from our COVID-19 diagnostic assays.
•
The COVID-19 pandemic continues to cast uncertainty over our consolidated results of operations, financial position and cash flows, while the consequences of COVID-19 and the governmental response to the pandemic and pandemic-related macroeconomic impacts could negatively affect our operations and share price;
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
•
Our business will suffer if we do not effectively manage challenges to our manufacturing processes and we may be unable to successfully scale-up manufacturing of our products in sufficient quality and quantity to meet demand, which would negatively impact revenue expectations.
•
Our business results depend on our ability to manage disruptions in our domestic and global supply Chains and distribution channels.
•
Our U.S. government contracts may affect our intellectual property rights.
•
Certain of or products depend on components form a sole-source supplier, the loss of which would cause us to be unable to deliver such products.
•
Our U.S. government contracts and related administrative processes are subject to audits and cost adjustments by the federal government.
•
We may not be able to fulfill our obligations under government contracts, which could result in reduced sales and profits, contract penalties or terminations and damages to customer relationships.

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

Risks Relating to Our Dependence on Third Parties

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
•
Failure to comply with FDA, EMA or other regulatory requirements may require us to suspend production or sale of our products or institute a recall which could result in higher costs and loss of revenues.
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

Risk Factors

You should carefully consider the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not disclosed or not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Relating to Products, Marketing and Sales

Changes in the Genomics Market May Adversely Affect our Business.

The genomics market has been the largest component of our overall molecular business segment for some time and the major driver of this market has been consumer genomics, which offers products and services to consumers to provide them with personalized health and genealogical information. The ancestry portion of this market may be maturing and our sales to customers with offerings in this market have been volatile. Our genomics revenues have been volatile due to changes in promotional strategies and purchasing patterns by one of our largest customers which serves the consumer ancestry and genetic testing market. This trend in the ancestry testing market may continue and revenues in this segment may continue to be volatile.

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

Despite the challenges that we face in the ancestry segment of the consumer genomics market, we believe there is significant growth opportunity for our genomics products in the area of disease risk management (“DRM”), which includes genetic risk testing, prenatal testing, carrier screening, pharmacogenomics testing and population heath studies.

Our Future Success Depends Upon Market Acceptance of Our Existing and Future Products and Service Offerings.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as InteliSwab®, OraQuick® HIV Self-Test, OraQuick® Ebola test and OMNIgene® • GUT product offerings, and other new products or technologies that may be developed or acquired. In addition, our future revenues will depend on market acceptance of new uses for our saliva collection products, including for COVID-19 testing, and our new service offerings, such as the microbiome laboratory testing and analytical services we provide through Diversigen. To commercially market new uses of our products and to achieve market acceptance, we will likely be required to undertake clinical studies to validate the new uses for our products and spend significant funds to complete product development and clinical studies and then undertake substantial marketing efforts to inform potential customers and the public of the existence and perceived benefits of these products and services. In addition, governmental funding may be needed to help complete development, obtain required regulatory approvals, clearances or EUAs and create market acceptance and expand the use of these products and services.

There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for microbiome products and services is in its early stages and its future development and acceptance by our customers is uncertain. Also, we have started the process of developing and seeking 510(k) regulatory clearance for the InteliSwab® tests, and it is uncertain whether we will be successful in our development and validation efforts or whether these products will prove effective, receive applicable regulatory approvals and gain widespread acceptance in the marketplace. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. It is possible that our expenses to develop and market any such products, including, without limitation our InteliSwab® tests, will exceed any benefit in revenues, which may be short-lived. In addition, other products that compete with ours may achieve 510(k) clearance earlier than we do, providing market advantages.

We May Not Realize Anticipated Revenue From Our InteliSwab® COVID-19 Rapid Test.

While we expect to continue to see significant demand for our InteliSwab® COVID-19 Rapid Test, other companies are working to produce or have produced rapid tests for COVID-19 which may lead to the diversion of customers, including governmental and quasi-governmental entities, away from us and toward other companies. Moreover, the dangers posed by COVID-19 may subside over time. A number of preventative vaccines have recently been approved for use in human populations by regulatory agencies in the U.S. and around the world. The uptake of these vaccines will likely limit the spread of COVID-19 and potentially reduce the market size for COVID-19 testing.

We expect that, if and when the current COVID-19 pandemic subsides, there could be significantly reduced demand for testing, and thus, for our InteliSwab® COVID-19 Rapid Tests. There is no guarantee that current or anticipated demand will continue, or if demand does continue, that we will be able to produce our InteliSwab® COVID-19 Rapid Test in quantities to meet the demand. A significant decline in demand for our InteliSwab® COVID-19 Rapid Test without a corresponding increase in our other businesses could have a material, adverse effect on our results of operations, cash flow and financial position.

The COVID-19 Pandemic Continues to Cast Uncertainty Over Our Consolidated Results of Operations, Financial Position and Cash Flows, While the Consequences of COVID-19 and the Governmental Response to Contain the Pandemic and Pandemic Related Macroeconomic Impacts Could Negatively Affect Our Operations and Share Price.

Although we have experienced heavy demand for our InteliSwab® tests and certain specimen collection devices for use in COVID-19 molecular testing as a result of the COVID-19 pandemic, which has had a positive impact on our performance, the duration and level of the demand for COVID-19 testing is highly uncertain. in addition, the COVID-19 pandemic has negatively impacted our ability to provide our HIV self-tests in Southern and Eastern African countries due to logistics challenges and, in our Molecular Solutions segment, COVID-related disruptions in clinical and research work, particularly in the academic market, had reduced demand for our products. We believe the COVID-19 pandemic's continued impact on our consolidated results of operations, financial position and cash flows will be primarily driven by; (i) the severity and duration of the COVID-19 pandemic; (ii) the CCOVID-19 pandemic's impact on the U.S. healthcare system and the U.S. economy; (iii) the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the development and deployment of vaccine, and (iv) the COVID-19 pandemic's impact on global clinics, research markets and global logistics. Each of these factors are difficult to predict and the nature, length and severity of any adverse consequences as a result of any given factor are uncertain.

Management has closely monitored the impact of the COVID-19 pandemic, with a focus on the health and safety of the Company’s employees and business continuity.

In response to, or as a result of, the current COVID-19 pandemic and emergence of variants, we may experience, among other things, voluntary or mandated temporary closures of one or more of our facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on our supply chain and distribution channels; the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from our facilities; and required reallocation or adjustment of resources, which may impact our business plans and product offerings. In addition, the direct or indirect impacts of COVID-19 may extend to disrupt our suppliers, partners, manufacturers, customers and other stakeholders, which in turn could materially adversely affect our business, results of operations or financial condition. Any change or disruption in operations could impact and have a material adverse effect on our operations and/or results from operations. In addition, the re-introduction of voluntary or mandated efforts to slow the spread of COVID-19 could impact the Company’s operations and sales. If portions or all of our, our partners’, or our customer’s operations are disrupted or suspended as a result of preventative or reactionary measures in response to the ongoing spread of COVID-19, it could have a material adverse impact on our profitability, results of operations, financial condition and share price. Further, there continue to be significant economic and social impacts of the COVID-19 pandemic, including rising inflation rates, continued levels of higher unemployment, and market volatility, among other impacts; any of which may have an impact on consumer behavior, including use of our products.

Given the uncertainties associated with the ongoing COVID-19 pandemic, including the uncertainty surrounding the remaining duration and outcome, COVID-19 variants and vaccine efficacy, we are unable to estimate the full impact of the COVID-19 pandemic on its business, financial condition, results of operations, and/or cash flows; however, the impact could be material.

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

During 2020, our ORAcollect®·RNA and OMNIgene®·ORAL collection devices were included in EUAs granted by the FDA to certain third parties for use in the detection of SARS-CoV-2 and we have separately obtained EUAs for these products. Several other laboratories are pursuing the inclusion of our specimen collection devices for use with their SARS-CoV-2 assays. In addition, we obtained three EUAs for our new COVID-19 Rapid Tests. Although there are certain regulatory requirements the FDA has waived for the duration of the EUAs, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events. As part of the conditions of authorization, OraSure was required to conduct a clinical study in a pediatric population ages 2-14 and an asymptomatic population in addition to launching an app for consumers to report their test results to public health jurisdictions. OraSure has initiated the clinical studies as required by the condition of authorization. OraSure has successfully completed the clinical study in the pediatric population and the development of the InteliSwab® Connect app.

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

We Expect to Face Increasing Competition From Other Providers of Diagnostic Tests, Sample Collection Products and Molecular Laboratory Services.

Our rapid point-of-care tests compete with other point-of-care products made by our competitors. This competition is particularly evident with respect to our OraQuick ADVANCE® HIV-1/2 test and our HIV Self-Test outside of the US. The Oragene® product line sold by our subsidiary, DNAG, competes against other molecular collection products, such as blood collection kits and buccal swabs and will likely face additional competition from collection devices similar in design and operation to our Oragene® and ORACollect® products. There are a number of products currently in or expected to enter the market for the detection of antigen to SARS-CoV-2 that will compete with our InteliSwab® COVID -19 diagnostic test.

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

There is significant competition, including from other companies and governmental organizations, who make and distribute rapid tests for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do. Even if we are successful in marketing our InteliSwab® tests, there is no guarantee that competitors will not take market share from our offerings through more effective marketing or competitive pricing, higher quality or technological superiority.

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

Our Inability To Expand International Sales Could Adversely Affect Our Business and Results of Operations.

One of our strategic priorities is to substantially expand our product sales internationally. An opportunity to accomplish this objective is with the sale of our OraQuick® HIV Self-Test in support of large self-testing programs in certain African countries and elsewhere. We are also working to expand international sales of our professional HIV and HCV products and our molecular collection kits. We also believe there is a significant opportunity for international sales of our InteliSwab® COVID-19 Rapid Test once the necessary studies and registrations are complete.

While we believe international sales of these and other products represent attractive long-term opportunities with significant growth potential, there is no guarantee that these opportunities will materialize, continue or increase. Among other factors, competition from competitive lower priced products and the uncertainties of available funding could negatively impact the success of these opportunities. If international sales of these products do not occur or increase or if we are otherwise unable to expand international sales of our products, our revenues and results of operations could be negatively impacted.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $45.3 million, or 24%, of consolidated net revenues in 2021, $40.9 million, or 24%, of consolidated net revenues in 2020 and $47.3 million, or 31%, of consolidated net revenues in 2019. In addition, our subsidiary DNAG, which accounted for $130.3 million or 56% of consolidated net revenues in 2021, is operated in Canada. In 2019 we also acquired Novosanis, a company based in Belgium, and we may acquire other foreign companies as part of our business development efforts.

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
•
Differing tax laws across jurisdictions, as well as changes in those laws;
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

In addition, we have contracted with a third party in Thailand for the manufacture of a portion of our OraQuick® HIV tests and a portion of the assembly of our InteliSwab® COVID-19 Rapid Tests, and all of DNAG’s products are produced in Canada. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries. In addition, the ongoing coronavirus pandemic has resulted in increased government-imposed travel restrictions and extended shutdowns of certain businesses in the affected locations as well as logistics delays due to the global logistical crisis from the pandemic. These or any further political or governmental responses to pandemic diseases could result in social, economic and labor instability of foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

Our U.S. Government Contracts Require Compliance With Numerous Laws and Increases Our Risk and Liability.

From time to time, we receive funding from the U.S. government and we sell some of our products to the federal government. Historically, we have sold a number of our products to the government under contracts with the General Services Administration and the Veterans Administration.

During the third quarter of 2021, we entered into a contract with the Defense Logistics Agency ("DLA") for the procurement of our InteliSwab® COVID-19 Rapid Test for over-the-counter use, with an estimated value of $205 million. During the same quarter, we entered into a contract with the BARDA to provide us with up to $13.6 million in funding to obtain FDA 510(k) clearance and CLIA waiver for our InteliSwab® test. In September 2021, we entered into a contract with the U.S. Department of Defense, in coordination with the HHS for $109 million in funding to build additional manufacturing capacity in the United States for our InteliSwab® test.

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

In June 2021, we received three FDA EUAs for our InteliSwab® COVID-19 Rapid Tests. Although there has been significant demand for this product in 2021, we have experienced some challenges in the technology transfer of our test in accordance with applicable specifications. As a result, we have not been able to meet the demand for our product. While we have now implemented key process automation steps which have resolved prior issues, we are currently manufacturing InteliSwab® at rates well below our installed capacity as we are scaling up production. Therefore, significant variability in our output can be expected As a result, our future revenues with this test may not meet expectations and could be adversely affected.

Our Business Will Suffer if We Do Not Effectively Manage Challenges to Our Manufacturing Processes and We May be Unable to Successfully Scale-Up Manufacturing of Our Products in Sufficient Quality and Quantity to Meet Demand, Which Would Negatively Impact Revenue Expectations.

Challenges in the manufacture of our products in the face of significant demand for our InteliSwab® COVID-19 Rapid Tests have adversely affected, and could in the future adversely affect, our operating efficiency and results of operations. We have contracted with the U.S. Department of Defense to add additional manufacturing capacity of our InteliSwab® COVID-19 Rapid Tests, however, we face risks in scaling up and building new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to new facilities, that could increase costs, divert management attention and reduce our operating results, with no guarantee of success. The expansion of our manufacturing and scale-up of additional commercial production and capacity involves significant risks and challenges, including, but not limited to, design and construction delays, implementation of new systems and expertise and cost overruns. There can be no assurance that our scale-up and manufacturing expansion will be operational, on time, or contribute the production capacity that we anticipate, and we cannot guarantee that any such scale-up will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.

As we increase our manufacturing capacity to meet market demand or begin to manufacture new products at scale, we may face unanticipated manufacturing challenges as production volumes increase, new processes are implemented and new supplies of raw materials used in these products are secured. In addition, we could experience delays in production as we increase our manufacturing capacity or begin to manufacture new products that may result in our inability to meet product demand as the products ordered by our customers being on back-order as initial production issues are addressed. If we experience production delays or inefficiencies, a deterioration in the quality of our products or other complications in managing changes to our manufacturing processes, including those that are designed to increase capacity, enhance efficiencies and reduce costs or that relate to new products or technologies, we may not achieve the benefits that we anticipate from these actions when expected, or at all, and our operations could experience disruptions, our manufacturing efficiency could suffer and our business, financial condition and results of operations could be materially and adversely affected. Any such delays could allow our competitors to seize market advantage. In addition, global supply chain and workforce challenges related to the COVID-19 pandemic increase the risks in scaling-up manufacturing as global supply challenges may increase the difficulty in obtaining necessary materials and a dynamic and unpredictable labor market may make the necessary labor and staffing challenges more difficult. If we are unable to successfully meet our manufacturing challenges, we may be unable to meet the demand for our InteliSwab® COVID-19 Rapid Tests, which could have a material, adverse effect on our reputation, revenues, results of operations, cash flow and financial position.

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

Certain of Our Products Depend on Components From a Sole-Source Supplier, the Loss of Which Would Cause Us to be Unable to Deliver Such Products.

Our Intercept i2®he collection device is manufactured and supplied under a long-term agreement with Thermo Fisher, the sole-source supplier for these products. If Thermo Fisher were unable or unwilling to supply the necessary components for the manufacture of the Intercept i2® he collection devices, we would be unable to produce this product or offer it to our customers. Any interruption in, or change in the cost or quality of, the supply of the necessary raw materials, manufacturing services, product and process development, or other materials necessary to manufacture the product could adversely impact the efficacy of the product and negatively affect our reputation with our customers. If our sole source supplier were to be acquired by a competitor, it may elect not to provide us with the product. If the sole source supplier were to otherwise cease supplying us, go out of business, or were unable to meet its obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere, if we could even source such materials at all.

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

We May Not be Able to Fulfill Our Obligations Under Government Contracts, Which Could Result in Reduced Sales and Profits, Contract Penalties or Terminations, and Damages to Customer Relationships.

If we are unable to successfully scale-up our manufacturing of our InteliSwab® COVID-19 Rapid Tests, we may be unable to meet our obligations under our government contracts. Our inability to fulfill our obligations government contracts could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships, leading the government to turn to other companies to fulfill the contract.

Risks Relating to Our Industry, Business and Strategy

Our operations are subject to the general risks associated with acquisitions, divestitures, and other strategic transactions, including our ongoing, Board-led strategic review.

We have made several acquisitions and divestitures in recent years. We regularly review strategic opportunities to grow through acquisitions and to divest non-strategic assets. In January 2022, we announced that our Board of Directors intends to explore and evaluate a broad range of strategic alternatives with the goal of maximizing value for stockholders. This exploration of strategic alternatives may not result in any definitive transaction or enhance stockholder value. This process may also create a distraction and diversion of management’s attention from other business concerns, or result in the loss of key employees, which could lead to uncertainty that may adversely affect our operating results, business or investor perceptions. Any or all of these risks could impact our financial results and business reputation.

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

There Are Risks Relating To Our Acquisitions of Diversigen, Novosanis and UrSure.

The success of the acquisitions will depend, in part, on our ability to successfully combine and integrate our legacy business with those businesses acquired. The integration of the businesses with our existing business can be complex, costly and time-consuming processes. It is possible that a number of factors, including, without limitation, the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruptions of ongoing businesses or inconsistencies in standards, controls, procedures and policies, could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisitions. If we experience difficulties with the integration process, the anticipated benefits of the acquisitions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the Company for an undetermined period following the acquisitions.

As a general matter, the market for microbiome laboratory testing and analytical services provided by Diversigen is at an early stage and is still developing. In addition, the Colli-Pee® urine collection devices manufactured and sold by Novosanis are relatively new products that are not yet widely accepted by customers. There is no assurance that we will be successful in creating or expanding demand for these services and products. To the extent that the markets for these services and products fail to develop or increase, our revenues and results of operations could be adversely affected and we may not meet our growth objectives.

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

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the Centers for Disease Control and Prevention, or CDC, issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV tests or other diagnostic products. For example, past sales of domestic professional OraQuick® HIV tests have decreased in part due to customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products or other products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

Reductions in Government Funding and Research Budgets Could Adversely Affect Our Business and Financial Results.

We sell our OraQuick ADVANCE® HIV-1/2 and OraQuick® HCV tests into the US public health market which consists of state, county and other governmental public health agencies, community based organizations, service organizations and similar entities. We also sell these products into the hospital market. Many of these customers depend to a significant degree on grants or funding provided by governmental agencies to run their operations including programs that use our products. In international markets, we often sell products such as our OraQuick® HIV Self-Test to or through foreign governmental agencies or parties funded by such agencies.

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

Risks Relating to Our Reliance on Third Parties

The Use of Third Party Supply Sources For Critical Components of Our Products Could Adversely Affect Our Business.

We currently purchase certain critical components of our products from sole supply sources or other third-party suppliers. For example, the biological antigens and antibodies, nitrocellulose and certain other components required to make our OraQuick® HIV, HCV and Ebola products are currently purchased from sole source suppliers. Our OraSure QuickFlu® test and the fully automated high-throughput drug assays sold with our Intercept i2® device are manufactured and supplied by sole source suppliers and the conjugates used in our MICROPLATE oral fluid drugs-of-abuse assays are obtained from third-party suppliers. We have contracted with third parties in Thailand for parts of the assembly of OraQuick® HIV device and the OraQuick® HIV Self-Test in order to supply certain international markets. In addition, our subsidiary, DNAG, uses three third-party manufacturers to supply virtually all of its products, including its Oragene® and ORAcollect® lines of collection kits. Many of the raw materials and components used in its products are also purchased from third parties, a critical one of which is obtained from a sole source supplier.

The COVID-19 pandemic and the measures taken to contain the spread of the virus, have disrupted, and could continue to disrupt, the normal operations of our third-party suppliers. Our third-party suppliers may not have the personnel, raw materials, capacity or capability to manufacture our products according to our schedule and specifications. To the extent any such production and distribution interruption or closures occur and continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations. If our third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting our specifications, we may need to find another source and/or manufacturer. This could require that we perform additional development work and it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. We may also need to obtain FDA or other regulatory approvals for the use of an alternative component or for changes to our products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce our control over pricing, quality and timely delivery. These events could either disrupt our ability to manufacture and sell certain of our products into one or more markets or completely prevent us from doing so, and could increase our costs. Any such event could have a material adverse effect on our results of operations, cash flow and business.

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

All in vitro diagnostic products that are to be sold in the EU must bear the CE mark indicating conformance with the essential requirements of the IVDD through May 25th 2022. Beginning May 26th 2022, manufacturers will be required to comply with the in vitro diagnostic regulations (IVDR). Notified Bodies need to be designated to review and certify products based on codes. If a Notified Body is not designated to review a certain code, they will not be able to certify those products. Currently there are extensions published for certain product that have a declaration of conformity prior to May 26, 2022; however, class A non-sterile products are not included in the extension. We have obtained the CE mark for several of our existing products. We also intend to apply for CE marks for certain of our future products and are not aware of any material reason why we would be unable to obtain those marks. However, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and the CE mark will be obtained or maintained for all products that we desire to sell in the EU. The failure to obtain or maintain the CE mark for one or more of our products could lead to the termination of strategic alliances and agreements for sales of those products in the EU.

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

Failure to Comply With Data Protection Requirements or Privacy Laws Could Increase Our Costs.

The European Union (“EU”) has adopted a comprehensive overhaul of its data protection regime from the prior national legislative approach to a single European Economic Area Privacy Regulation called the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The new EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as had been the case under the prior data protection regime, local data protection authorities will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We are implementing a plan to ensure compliance with these new requirements. [AG4] Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, we have no assurances that violations will not occur, particularly given the complexity of the GDPR, as well as the uncertainties that accompany new, comprehensive legislation.

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

In mid-2010, the FDA announced that it would begin regulating LDTs, including laboratory developed molecular tests, and in October 2014 issued proposed guidance on the regulation of LDTs for public comment. On January 13, 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. We cannot predict what policies will be adopted with respect to regulating LDTs. FDA has been working with regulatory advocacy groups (AdvaMed) to bring forward regulations specifically for in vitro diagnostic tests including LDTs called the VALID Act. In 2021, the VALID Act was introduced to Congress and will change IVDs and LDTs to in vitro clinical tests (IVCT). The proposed regulation will give FDA oversight of LDTs once it becomes law.

Our subsidiary, DNAG, sells its DNA collection systems to certain laboratories and other customers for use with LDTs. The FDA’s increased regulation of LDTs could make it more difficult for laboratories and other customers to continue offering LDTs that involve genetic or molecular testing. This, in turn, could increase costs, delay the introduction of new LDTs and reduce demand for DNAG’s products and adversely impact our revenues.

In 2019, the Department of Justice (“DOJ”) indicted a number of telemedicine companies and cancer genetic testing laboratories for allegedly submitting fraudulent insurance claims to Medicare. A number of these companies were customers of DNAG. As a result of these activities, the FDA has issued letters to genetic testing laboratories indicating that it plans to increase oversight of this market which has caused some of these companies to stop providing testing options or to change how they are reporting the information provided by the testing. The activities have negatively affected this market and there is a risk that these enforcement actions will continue to negatively affect this market by forcing laboratories to either stop offering such services or restricting the use of such services. Such a reduction in testing could result in decreased sales of our DNA collection devices.

Our International Sales Create Potential Exposure Under Anti-Corruption Laws.

We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act (the “FCPA”) and similar foreign laws. In 2021, approximately $45.3 million of our consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject us to the FCPA, the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations, enter into agreements with third parties, and make sales in countries known to experience corruption. Further international expansion, including the acquisition of foreign entities, may create increased exposure to such practices. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of our distributors. However, our existing safeguards and any future improvements may not prove to be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and we may be subject to other liabilities, which could negatively affect our reputation, business, results of operations and financial condition.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

Economic Volatility and Disruption, Including Those Related To The COVID-19 Pandemic, Could Adversely Affect Our Business, Financial Performance, Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Global and U.S. markets and economies have experienced extreme volatility and disruption following the global outbreak of COVID-19 that has continued throughout 2021. Many economists and major investment banks have expressed concern that the continued spread of the virus globally has led to a world-wide economic downturn. Volatile economic conditions may occur again or continue in the future.

Although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, impacts that we may experience include, but are not limited to:

•
a slowdown or stoppage in the supply chain of the raw materials and components used to manufacture our products;
•
interruptions or delays in domestic and/or international shipment of our products to our distributors and customers;
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

Although there are positive signs, the duration of the COVID-19 pandemic is still unknown, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers or logistics providers, or on the global economy as a whole. It is uncertain how materially the COVID-19 pandemic will affect our global operations, particularly if the effects continue or get worse over an extended period of time. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery.

An Impairment of Goodwill and Intangible Assets Could Reduce our Earnings.

At December 31, 2021, our consolidated balance sheet reflected approximately $40.3 million of goodwill and approximately $14.3 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles (“U.S. GAAP”) require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment review often cannot be done at the level of the individual asset and it must instead be applied to a group of assets. For the purpose of our annual goodwill impairment testing based on the current circumstances of how we manage or business, this group of assets is the Company as a whole. If we determine that any of our goodwill or intangible assets were impaired, we will be required to take an immediate charge to earnings and our results of operations could be adversely affected.

We Have Experienced Losses in the Past and May Not Be Able To Maintain Profitable Operations.

We experienced annual net losses during the five years prior to 2015 and again in 2020 and 2021. In addition, as of December 31, 2021, the Company had an accumulated deficit of $120.5 million. Even though we achieved profitability in 2015 through 2019, there can be no assurance that we will be able to sustain his profitability in the future.

Our ability to continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:

•
Our ability to continue growing sales of our molecular collection products and related genomic and microbiome laboratory services;
•
Our ability to produce and successfully commercialize our InteliSwab® COVID-19 Rapid Tests;
•
Our ability to grow our OraQuick ADVANCE® HIV 1/2 test in the United States and expand sales of our OraQuick® HIV Self-Test internationally;
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

•
Our ability to improve manufacturing efficiencies and reduce cost of goods sold;
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

Changes in Foreign Currency Exchange Rates Could Negatively Affect Our Operating Results.

Our financial statements are stated in U.S. Dollars and, historically, most of our international sales have also been denominated in U.S. Dollars. As a result, in the past our exposure to foreign currency exchange rate risk has not been material. Nonetheless, these sales are subject to currency risks since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets.

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
•
Our efforts to produce and commercialize our InteliSwab Covid-19 Rapid Tests;
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

We are selling the InteliSwab® Covid-19 Rapid Test and the OraQuick® In-Home HIV test in the United States OTC market, and we offer HIV Self-Tests to consumers internationally. We believe the sale of products for use by consumers increases our potential exposure to product liability and other claims.

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

If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively produce, market and sell our products and services, to meet the demands of our strategic partners in a timely fashion, or to support research, development and clinical programs. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other qualified personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms.

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

Cyber-attacks could result in unauthorized access to our computer systems or our third party IT service provider’s systems and, if successful, misappropriate personal or confidential information. The Company has been victimized by a spear phishing attack, and such attacks are an ongoing threat. If successful, these activities could lead to the disclosure of intellectual property or personally identifiable information, which could lead to financial harm and cause reputational damage. We have taken additional steps designed to improve the security of our networks and computer systems.

In addition, a contractor or other third party with whom we do business may attempt to circumvent our security measures or obtain such information, and may purposefully or inadvertently cause a breach involving sensitive information. While we will continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third party training, monitoring of networks and systems and maintenance of back up of protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, voyeur or malfeasance.

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

Terrorist Attacks, Natural Disasters, Public Health Crises, Political Unrest or Other Catastrophic Events Outside of Our Control May Adversely Affect Our Business.

Terrorist attacks, natural disasters, including disasters attributable to climate change impacts, public health crises, political unrest or other catastrophic events outside of our control, including pandemics, and subsequent governmental responses to these events, could cause economic instability. These actions could adversely affect economic conditions both within and outside the United States and reduce demand for our products. For example, the COVID-19 outbreak has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. This outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things: (i) restrictions on travel, government mandated social distancing measures, and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories; (ii) significant disruption to the business of many companies, including our customers and suppliers, as well as layoffs of employees; (iii) reduction or termination by public health and other customers of infectious disease testing programs, including for HIV and HCV, and a reallocation of personnel and monetary resources from these programs to programs intended to address COVID-19; (iv) reduction or termination of clinical and research studies by academic and other entities that use our molecular collection products and laboratory services; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may have unintended consequences or may not adequately address such problems. These events have disrupted, and threaten to continue to disrupt, our normal operation, the operations of our customers and suppliers and eliminate, reduce or delay our customers’ ability to purchase and use our products and our suppliers’ ability to provide raw materials and finished products. Despite our efforts to manage and mitigate the impact of these events on us, it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty under applicable laws or regulations that impact us. It is clear that these types of events are impacting and will, for at least some time, continue to impact our product development and operation and in many instances the impact may be adverse and may be material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business and results of operation. In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets.

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

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

We own a 48,000 square foot facility which is OraSure’s primary corporate office and manufacturing facility, a 31,700 square foot facility that houses our sales and marketing, research and development, human resources, and regulatory and quality offices, and a 33,500 square foot facility which is used for manufacturing activities. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse space on an as-needed basis, including a 70,000 square foot warehouse in Bethlehem Township, Northampton County, Pennsylvania. Additionally, in January 2022, we entered into an agreement to lease a 96,010 square foot facility in York, Pennsylvania, which is scheduled to commence during the first quarter of 2022 and will be used for manufacturing activities. Our subsidiary, DNAG, also leases a 35,883 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, manufacturing, distribution, research and development, and regulatory and quality operations. Our other subsidiaries, Diversigen and Novosanis, also lease facilities for their operations.

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

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation. We believe Spectrum's counterclaims are without merit and we filed a motion to dismiss both claims in October 2021. We are seeking injunctive relief and damages in this matter. In January 10, 2022, the Court assigned a new judge to preside over the matter, which vacated all dates for the trial. Spectrum filed their reply to our motion to dismiss on January 11, 2022. Though all other dates are pending, the Court has set the hearing for the motion to dismiss for March 30, 2022.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “OSUR”. On February 21, 2022, there were 293 holders of record and approximately 40,810 holders in street name of our Common Stock, and the closing price of our Common Stock was $7.97 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
October 1, 2021 - October 31, 2021	—	(3)	$—	—	11,984,720
November 1, 2021 - November 30, 2021	323	(3)	9.98	—	11,984,720
December 1, 2021 - December 31, 2021	21,027		8.81	—	11,984,720
	21,350			—

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from December 31, 2016 through December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The Nasdaq Composite Index was chosen because it is a broad index of companies whose equity securities are traded on Nasdaq. The Nasdaq Biotechnology Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	Fiscal year ending December 31,
	2016	2017	2018	2019	2020	2021
OraSure Technologies, Inc.	100.00	214.81	133.03	91.46	120.56	98.97
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37

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

The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below. This section of this Annual Report on Form 10-K for the year ended December 31, 2021 (this "Annual Report") generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview and Business Segments

The overall goal of our Company is to empower the global community to improve health and wellness by providing access to accurate essential information. Our business consists of two segments: our “Diagnostics” segment and our “Molecular Collection Systems” segment.

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our HIV product is also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and as a self-test to individuals in a number of other countries. Our Diagnostics business includes the operations of UrSure, Inc. (“UrSure”), which was acquired and merged into OraSure in 2020. This part of the Diagnostics business develops and commercializes products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV. These products include laboratory-based tests that can measure levels of the medications in a patient’s urine or blood, as well as point-of-care products currently in development. In 2020, we began developing a rapid antigen self-test for COVID-19 and a COVID-19 antibody enzyme-linked immunosorbent assay (“ELISA”) for use in laboratory settings. In June 2021, we received three Emergency Use Authorizations ("EUA") from the U.S. Food and Drug Administration ("FDA") for our InteliSwab® COVID-19 Rapid Tests for non-prescription OTC, professional point-of-care and prescription use. We began recording revenues on the sales of our InteliSwab® COVID-19 Rapid Tests during the third quarter of 2021. Following discussions with the FDA and their de-prioritization of antibody testing in the U.S., we decided to no longer pursue an EUA for the ELISA laboratory antibody test. We have, however, continued to offer the product for research use to labs and other parties interested in COVID antibody surveillance and research applications.

Our Molecular Solutions business is operated by our wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). In our Molecular Solutions business, we manufacture and sell kits that are used to collect, stabilize, transport and store a biological sample of genetic material for molecular testing. Our products are used for academic research and commercial applications, including ancestry, disease risk management, lifestyle and animal testing. Three of our collection devices are used in connection with COVID-19 molecular testing. We also sell research-use-only collection products into the microbiome market. We offer our customers a suite of genomics and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. The microbiome laboratory and bioinformatics services are provided by Diversigen, which includes the operations of CoreBiome, Inc. (“CoreBiome”), a subsidiary we acquired in early 2019. CoreBiome and Diversigen were merged together in 2020. Novosanis manufactures and sells the Colli-Pee® collection device for the volumetric collection of first-void urine for use in research, screening and diagnostics in the liquid biopsy and sexually transmitted infection markets. Our Molecular Solutions business serves customers in many countries worldwide, including many leading research universities and hospitals.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic continues to impact our business operations and it is not possible for us to predict the duration or magnitude of the outbreak’s effects on our business or results of operations. During 2020, traditional HIV and HCV testing programs and drug testing in the workplace market were reduced or terminated as a result of the various “stay-at-home” orders and social distancing guidelines issued by federal, state and local governments to contain the spread of the COVID-19 pandemic and we continued to see this impact our business in early 2021. However, during the second and third quarters of 2021, we saw a resumption of HIV and HCV testing in the U.S. as domestic sales of our non-COVID diagnostic products began returning to pre-pandemic levels. On the international front, professional HIV and HCV testing in Europe and Asia also started to pick up. More recently we have experienced logistics and distribution delays, which have impacted our ability to provide our HIV self-tests in Southern and Eastern African countries due to the COVID-19 pandemic. In our Molecular Solutions segment, COVID-related disruption in clinical and research work, particularly in the academic market, had reduced demand for our products in 2020 and early 2021, but demand levels started to return to normal in the second and third quarters of 2021. Although the negative trends that materially impacted our results of operations during 2020 and early 2021 are starting to abate, it is impossible to predict if this improvement will continue and these negative trends may adversely impact certain parts of our business in future periods and for an indeterminate time period, depending on the duration and severity of the COVID-19 pandemic, the impact of COVID-19 variants and the scope and success of vaccination programs globally.

We also have experienced significant opportunities, and continue to believe there are potentially more significant opportunities, for increased revenues as a result of the COVID-19 pandemic. In 2020, we began selling our saliva collection devices for use in molecular COVID-19 testing. In 2021, we generated revenues of approximately $54.2 million from sales of our molecular collection devices related to COVID-19 testing. In the U.S., public health customers purchased increased quantities of our OraQuick® In-Home HIV Test in order to permit continued HIV testing while allowing clients and patients to adhere to “stay-at-home” and social distancing requirements. In addition, we saw increased demand for our molecular collection products from customers who conduct both saliva and blood-based testing. As it became more difficult to collect blood in clinics or healthcare settings, these customers increasingly relied on the saliva collection alternative. However, demand for molecular COVID-19 testing during 2021 began to decline primarily due to the availability of vaccines and other testing options. We believe this trend will continue in future periods.

In June 2021, we received three Emergency Use Authorizations ("EUAs") from the U.S. Food and Drug Administration ("FDA") for our InteliSwab® COVID-19 Rapid Tests for non-prescription OTC, professional point-of-care (Clinical Laboratory Improvements Amendment of 1988, "CLIA" waived) and prescription use. These lateral flow, rapid antigen diagnostic tests are designed to detect active COVID-19 infection with a simple, easy-to-use workflow, using samples self-collected from the lower nostrils. After users swab their lower nostrils, the test stick is swirled in a pre-measured buffer solution. No instrumentation, batteries, smart phone or laboratory analysis is needed to read the result, which appears on the test stick a short time later. During the second half of 2021, we recorded $22.4 million of InteliSwab® sales.
Following discussions with the FDA and their de-prioritization of antibody testing in the U.S., we decided to no longer pursue an EUA for a COVID-19 antibody enzyme-linked immunosorbent assay ("ELISA") for use in laboratory settings. We are, however, continuing to offer this product for research use only to labs and other parties interested in COVID antibody surveillance and research applications.

Exploration of Strategic Alternatives

The COVID-19 pandemic has provided us an opportunity to fundamentally transform into a higher growth, more innovative and efficient organization with broader customer reach, both within and outside the United States. We believe we are well positioned to address current public health challenges and capitalize on diagnostic trends in the market and enhance its operational and competitive profile. Against this backdrop, our Board of Directors is exploring and evaluating a broad range of strategic alternatives with the goal of maximizing value for stockholders. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

DLA Procurement Contract

In September 2021, we entered into a contract with the Defense Logistics Agency ("DLA") for the procurement of our OTC InteliSwab® COVID-19 Rapid Test, which the DLA estimated to have a value of $205 million. Under the terms of the contract, the Company will provide its InteliSwab® COVID-19 Rapid Test to up to 25,000 sites throughout the United States. The contract will run from October 2021 through September 2022. We recognized revenue of $1.9 million during the fourth quarter of 2021 related to this arrangement.

BARDA 510(k) Funding

In September 2021, we entered into an agreement with the Biomedical Advanced Research Development Authority (“BARDA”), which is part of the office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services

(“HHS”), pursuant to which BARDA will provide up to $13.6 million in funding for us to obtain 510(k) clearance and CLIA waiver of our InteliSwab® COVID-19 rapid test from the U.S. Food and Drug Administration (“FDA”).

DOD Manufacturing Capacity Funding

In September 2021, we also entered into an agreement for $109 million in funding from the U.S. Department of Defense (the “DOD”), in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for our InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. Under this agreement, the funding will be used to expand our production capacity by 100 million tests annually. Funding will be paid to the Company based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment, as set forth in the agreement. We began receiving funds from the DOD in January 2022 and had received $15.4 million as of the date of this report.

Current Consolidated Financial Results

During the year ended December 31, 2021, our consolidated net revenues increased 36% to $233.7 million, compared to $171.7 million for the year ended December 31, 2020. Net product and services revenues during the year ended December 31, 2021 also increased 36% when compared to the same period of 2020, largely due to increased revenues across all product lines, other than our international HIV self-test. Other revenues for the year ended December 31, 2021 were $6.8 million compared to $5.3 million in the same period of 2020. This increase was largely due to increased research and development funding for our COVID-19 tests and higher royalty income.

Our consolidated net loss for the year ended December 31, 2021 was $23.0 million, or $(0.32) per share on a fully diluted basis, compared to a consolidated net loss of $14.9 million, or $(0.22) per share on a fully diluted basis, for the year ended December 31, 2020. Results for the full-year 2021 reflect the negative impact of inefficiencies in our InteliSwab® manufacturing process as we worked through our tech transfer issues and scale up and increased spending on research and development of COVID-19 products as well as higher sales and marketing spend to get our new COVID-19 product to market.

Cash used by operating activities during the years ended December 31, 2021 was $35.4 million compared to cash provided by operating activities for the year ended December 31, 2020 of $5.8 million. The use of cash in 2021 reflected the significant investment in inventory purchases in anticipation of future demand of our COVID-19 testing products. As of December 31, 2021, we had $170.0 million in cash, cash equivalents, and available-for-sale securities, compared to $257.1 million at December 31, 2020.

Results of Operations

YEAR ENDED DECEMBER 31, 2021 COMPARED TO DECEMBER 31, 2020

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	For the Year Ended December 31,
	Dollars			Percentage of Total Net Revenues
	2021	2020	% Change	2021	2020
Diagnostics	$87,030	$63,601	37%	37%	37%
Molecular Solutions	139,867	102,780	36	60	60
Net product and services revenues	226,897	166,381	36	97	97
Other	6,777	5,340	27	3	3
Net revenues	$233,674	$171,721	36%	100%	100%

Consolidated net product and services revenues increased 36% to $226.9 million for the year ended December 31, 2021 from $166.4 million for 2020 due to increased revenues across all product lines, other than our international HIV self-test. Other revenues for the year ended December 31, 2021 were $6.8 million compared to $5.3 million in 2020. This increase was largely due to increased research and development funding for our COVID-19 tests and higher royalty income.

Consolidated net revenues derived from products sold to customers outside of the United States were $45.3 million and $40.9 million, or 19% and 24% of total net revenues, during the years ended December 31, 2021 and 2020, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our Diagnostics segment.

	For years Ended December 31,
	Dollars			Percentage of Total Net Revenues
Market	2021	2020	% Change	2021	2020
Infectious disease testing	$54,645	$54,407	0%	61%	83%
COVID-19	22,707	—	NM	25	0
Risk assessment testing	9,678	9,194	5	11	14
Net product revenues	87,030	63,601	37	97	97
Other	3,010	1,639	84	3	3
Net revenues	$90,040	$65,240	38%	100%	100%

Infectious Disease Testing Market

Sales to the infectious disease testing market remained largely flat at $54.6 million in 2021 compared to $54.4 million in 2020. What difference there was resulted from increased world-wide sales of our OraQuick® HCV products and higher domestic sales of our OraQuick® HIV products partially offset by lower international sales of our OraQuick® HIV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2021 and 2020.

	Years ended December 31,
Market	2021	2020	% Change
Domestic HIV	$16,641	$15,184	10%
International HIV	25,503	29,040	(12)
Net HIV revenues	42,144	44,224	(5)
Domestic HCV	6,881	4,793	44
International HCV	4,902	3,655	34
Net HCV revenues	11,783	8,448	39
Net OraQuick® revenues	$53,927	$52,672	2%

Domestic OraQuick® HIV sales increased 10% to $16.6 million for the year ended December 31, 2021 from $15.2 million for the year ended December 31, 2020. This increase was primarily the result higher sales of our OraQuick® In-Home HIV test used in a Centers for Disease Control and Prevention ("CDC") initiative to drive increased in-home testing and the increased number of stores from which this product is sold. Domestic HIV sales into the public health, hospital, and physicians markets also increased due to the recovery of these markets post the COVID-19 pandemic impact in 2020.

International sales of our OraQuick® HIV products during 2021 decreased 12% to $25.5 million from $29.0 million in 2020. This decrease was largely due to the expiration of the Gates Foundation subsidy for certain international tests and challenges presented by the COVID-19 pandemic causing shipping delays and staffing issues at our customers.

Domestic OraQuick® HCV sales increased 44% to $6.9 million in 2021 from $4.8 million in 2020 due to the re-opening of testing programs previously closed as a result of the COVID-19 pandemic and as resources used for COVID-19 testing and vaccinations were starting to be redirected back to HCV testing.

International OraQuick® HCV sales increased 34% to $4.9 million in 2021 from $3.7 million in 2020 as sales into certain international markets continued to return to pre-pandemic levels.

COVID-19 Testing Market

During the year ended December 31, 2021, COVID-19 revenues were $22.7 million driven by the first time sales of our InteliSwab® COVID-19 Rapid Test which we began shipping to customers in August.

Risk Assessment Market

Sales to the risk assessment market increased 5% to $9.7 million for the year ended December 31, 2021 from $9.2 million for the year ended December 31, 2020 due to hiring increases driven by the economic recovery from the COVID-19 pandemic.

Other revenues

Other revenues for the year ended December 31, 2021 increased 84% to $3.0 million from $1.6 million for the year ended December 31, 2020 largely due to higher research and development funding for our COVID-19 tests and the inclusion of royalty income under the terms of a new licensing agreement related to our proprietary buffer solution used for the preservation and stabilization of oral fluid specimens.

Molecular Solutions Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Molecular Solutions segment for the year ended December 31, 2021 and 2020.

	Years ended December 31,
Market	2021	2020	% Change
Genomics	$63,350	$36,878	72%
Microbiome	7,944	5,474	45
COVID-19	54,167	50,747	7
Laboratory services	11,840	8,746	35
Other product and service revenues	2,566	935	174
Net molecular product and services revenues	$139,867	102,780	36
Other	3,767	3,701	2
Net molecular product and services revenues	$143,634	$106,481	35%

Sales of our genomics products increased 72% to $63.4 million in 2021 compared to $36.9 million in 2020 as we continued to see our customers' businesses recover from the COVID-19 pandemic and strong organic growth from customers in the commercial animal markets.

Microbiome revenues increased 45% to $7.9 million in 2021 compared to $5.5 million in 2020 due to a recovery in the market from the COVID-19 pandemic.

Sales of our molecular sample collection kits for COVID-19 testing increased 7% to $54.2 million in 2021 compared to $50.7 million in 2020 due to increased demand as the COVID-19 pandemic began late in the first quarter of 2020 and testing ramped up in the second and third quarters of 2020 and continued into the first half of 2021 contributing to the revenue growth for the full year period. Demand for COVID-19 PCR testing, in which our product is used, has shown declines in the second half of 2021 as a result of the increased availability of rapid tests.

Laboratory services revenues increased 35% to $11.8 million in 2021 compared to $8.7 million in 2020, due to customers resuming activities delayed by the COVID-19 pandemic.

Other revenues in 2021 remained largely flat at $3.8 million in 2021 compared to $3.7 million in 2020 since it is largely made up of royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 50% for the year ended December 31, 2021 compared to 59% for 2020. The decrease in gross profit percentage was primarily due to increased scrap expense, including adjustments to inventory due to excess inventory or obsolescence, lower labor utilization, lower subsidies for the international sale of our HIV Self-Test under the charitable support agreement with the Gates Foundation, and a less favorable product mix as a result of the decline in sales of higher gross profit percentage product, partially offset by lower payroll taxes as result of applying for an Employee Retention Credit under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which increased gross profit by $2.5 million.

Consolidated operating loss in 2021 was $10.2 million, which was a $5.0 million increase from the $5.2 million of operating loss reported in 2020. Results in 2021 were negatively impacted by the decline in gross margin described above coupled with increased operating expenses described below.

OPERATING INCOME BY SEGMENT

Diagnostic Segment

The gross profit percentage of the Diagnostics business was 29% in 2021 compared to 42% in 2020. This decrease was due to an increase in scrap costs associated with production and tech transfer issues associated with our InteliSwab® test and the recording of adjustments for COVID-19 antibody inventory which will not be sold, lower absorption of labor costs due to production inefficiencies, and the lower subsidies received from the Gates Foundation, partially offset by a more favorable product mix of higher gross profit percentage product sales, and lower payroll taxes resulting from the Employee Retention Credit under the CARES act.

Research and development expenses increased 13% to $24.1 million in 2021 from $21.3 million in 2020, due to higher staffing costs as a result of increased headcount and increased COVID-19 product development expenses.

Sales and marketing expenses increased 27% to $28.5 million in 2021 from $22.4 million in 2020, due to higher marketing spending associated with the introduction of our InteliSwab® test into the market, higher commissions directly related to the increase in revenues and increased consulting costs associated with business strategy planning. These increases were partially offset by a decline in our reserve for uncollectible accounts associated primarily with one of our distributors located in Africa who has paid its over-due balance.

General and administrative expenses increased 16% to $32.6 million in 2021 from $28.1 million in 2020 largely due to higher staffing costs associated with increased headcount and higher consulting costs. These increases were partially offset by lower legal fees, lower employee bonuses, a lower allocation of building costs as administrative space was repurposed for manufacturing, and increased intercompany services fees allocated to the Molecular Solutions segment.

All of the above contributed to the Diagnostics segment’s operating loss of $57.2 million for the year ended December 31, 2021, which included non-cash charges of $4.3 million for depreciation and amortization and $4.7 million for stock-based compensation. The Diagnostics segment operating loss also included a non-cash pre-tax benefit of $1.5 million associated with the change in the fair value of acquisition-related contingent consideration.

Molecular Solutions Segment

The gross profit percentage of the Molecular Solutions segment was 63% in 2021 compared to 70% in 2020. This decrease is due to a less favorable product mix associated with increased sales of lower gross profit percentage products, increased costs at our third party contract manufacturers and an increase in inventory adjustments associated with expiring or excess inventory levels.

Research and development expenses increased 4% to $10.1 million in 2021 from $9.8 million in 2020 due to increased staffing and consulting costs.

Sales and marketing expenses increased 35% to $16.3 million in 2021 compared to $12.0 million in 2020 largely due to higher staffing costs, increased consulting costs associated with business strategy planning, and an increase in our reserve for uncollectible accounts.

General and administrative expenses increased 22% to $17.7 million in 2021 compared to $14.6 million in 2020, due higher legal fees, increased intercompany service fees allocated from the Diagnostics segment, increased sales tax costs, and higher staffing costs.

All of the above contributed to operating income of $47.0 million for 2021, which included non-cash charges of $7.3 million for depreciation and amortization and $673,000 for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the year ended December 31, 2021 and 2020, we recorded income tax expense of $13.7 million and $11.4 million, respectively. Our overall tax expense recorded in both periods is largely comprised of foreign tax expense associated with our Canadian subsidiary.

Liquidity and Capital Resources

	December 31,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$116,762	$160,802
Available for sale securities	53,288	96,317
Working capital	220,367	242,404

Our cash and cash equivalents and available-for-sale securities decreased to $170.0 million at December 31, 2021 from $257.1 million at December 31, 2020. Our working capital decreased to $220.4 million at December 31, 2021 from $242.4 million at December 31, 2020.

During the year ended December 31, 2021, net cash used in operating activities was $35.4 million. Our net loss of $23.0 million included non-cash charges for depreciation and amortization expense of $11.7 million, stock-based compensation expense of $7.8 million, an inventory reserve of $6.7 million, deferred income tax expense of $1.0 million and other non-cash expense of $456,000. Operating activities also included a benefit for the change in the estimated fair value of acquisition-related contingent consideration of $1.5 million and a $142,000 contingent consideration payment representing the excess of the total contingent consideration payment made during the year ended December 31, 2021 over the fair value of the liability estimated at the time of acquisition. Cash used to fund our working capital accounts included an increase in inventory of $27.9 million to meet anticipated demand to support COVID-19 testing programs, an increase in prepaid expenses and other assets of $8.7 million due to an asset recorded to reflect the future receipt of an Employee Retention Credit filed with the U.S. Government under the CARES Act in 2021 and prepayments made on a manufacturing contract, an increase in accounts receivable of $6.5 million due to orders placed late in the quarter and a decrease in deferred revenue of $1.9 million due to the recognition of revenue from customer prepayments. Offsetting these uses of cash were an $3.2 million increase in accounts payable due to the timing of invoices received and payments made and an increase in accrued expenses and other liabilities of $3.3 million.

Net cash used in investing activities was $5.5 million for the year ended December 31, 2021, which reflects proceeds from the maturities and redemptions of investments of $67.9 million, offset by $25.8 million used to purchase investments. Investing activities also include $36.6 million to acquire property and equipment largely to increase our manufacturing capacity and $10.9 million used to build additional manufacturing capacity as required by the $109 million agreement with the DOD. This cash outlay will be reimbursed in 2022 and represents the timing of cash used in the fourth quarter of 2021 and submitted for reimbursement.

Net cash used in financing activities was $2.8 million for the year ended December 31, 2021, which reflects $2.1 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees, payments of lease liabilities of $686,000 and payment of our contingent consideration obligation of $264,000, partially offset by proceeds from stock option exercises of $246,000.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the timing of reimbursement under our $109 million DOD contract, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures including continued investment to expand our capacity to manufacture products for COVID-19 testing, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $135.8 million, or 80%, of our $170.0 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. In 2022, we repatriated $65 million of such cash into the United States and will be required to pay withholding taxes to the Canada Revenue Agency. It is still our intention going forward to continue to permanently reinvest the historical undistributed earnings of our foreign subsidiaries.

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

We generally do not grant product return rights to our customers, except for (i) warranty returns, (ii) return rights on sales of our OraQuick® In-Home HIV test and (iii) return rights on some of the sales of our InteliSwab®COVID-19 Rapid Test to the retail trade.

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

Deferred Tax Assets and Liabilities.

At December 31, 2021, we had federal Net Operating Loss (“NOL”) carryforwards of $188.0 million. The net deferred tax assets, before the valuation allowance, associated with these NOLs and other temporary differences were $46.8 million at December 31, 2021. Net operating losses will begin to expire in 2022. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We currently have a full valuation allowance recorded against our total U.S. deferred tax asset as we had determined in 2008 that it was more likely than not that we would not realize the benefits associated with our deferred tax assets. Each year, we continue to reevaluate our valuation allowance position and believe that it is more likely than not that our U.S. deferred income tax asset will not be realized. As such, we maintain a full valuation allowance as of December 31, 2021 and 2020 against our deferred tax assets associated with the operations subject to income tax in the U.S.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

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

As of December 31, 2021, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5.4% of our total revenues for the year ended December 31, 2021. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $198.0 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of December 31, 2021. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have increased our comprehensive loss by approximately $19.8 million in the year ended December 31, 2021.

ITEM 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Consolidated Financial Statements included under Item 15 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2021 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

To the Stockholders and Board of Directors
OraSure Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OraSure Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2022

ITEM 9B. Other Information.

Not applicable.

ITEM 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2021Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference. Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to the members of our Board of Directors and our other officers and employees. This Code of Business Conduct and Ethics is available on our website at www.orasure.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

ITEM 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference..

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

10.1

Employment Agreement dated as of January 3, 2018, between OraSure Technologies, Inc. and Stephen S. Tang, Ph.D., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2018.*

10.2

Transition Agreement dated as of January 2, 2022, between OraSure Technologies, Inc. and Stephen S. Tang, Ph.D. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed January 6, 2022*

10.3	Employment Agreement, dated as of May 4, 2018, between the Company and Roberto Cuca is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2018.*

10.4

Employment Agreement, dated as of July 1, 2004, between OraSure Technologies, Inc. and Jack E. Jerrett, is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10.5

Amendment No. 1 to Employment Agreement, dated as of December 16, 2008, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 19, 2008.*

10.6

Amendment No. 2 to the Employment Agreement, dated as of December 15, 2010, between the Company and Jack E. Jerrett, is incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.7

Amendment No. 3 to Employment Agreement, dated as of March 27, 2015, between the Company and Jack E. Jerrett is incorporated by reference to Exhibit 99.3 to the Company’s current Report on Form 8-K filed March 31, 2015.*

10.8

Retirement Agreement, dated as November 9, 2021, between OraSure Technologies, Inc. and Jack E. Jerrett is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed November 9, 2021.*

10.9

Employment Agreement, dated as of January 1, 2019, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc. is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.10	Amendment No. 1 to Employment Agreement, dated as of December 20, 2021, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc.

10.11

Employment Agreement, dated as of May 11, 2020, between OraSure Technologies, Inc. and Lisa Nibauer is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2020.*

10.12	Employment Agreement, dated as of November 29, 2021, between OraSure Technologies, Inc. and Agnieszka M. Gallagher.*

10.13	Severance Letter Agreement, dated August 25, 2021, between OraSure Technologies, Inc. and Michele M. Miller.*

10.14	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on form 8-K filed August 14, 2019.*

10.15	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

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

10.18

Form of Restricted Share Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.19

Form of Restricted Unit Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. *

10.20	Form of Restricted Unit Award Agreement (Executive Officers-Employment Agreements) for 2021 awards.*

10.21	Form of Restricted Share Grant Agreement (Non-Employee Directors) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

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

10.24	Description of the OraSure Technologies, Inc. 2021 Incentive Plan is incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2021.*

10.25	Description of Long-Term Incentive Policy and 2021 Award Performance Measures is incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed August 13, 2021.*

10.26	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.27	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.28	Amended and Restated Code of Business Conduct and Ethics of OraSure Technologies, Inc. is incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 14, 2019.

10.29

$109 Million Capital Funding Agreement with the U.S. Department of Defense, in coordination with the Department of Health and Human Services is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended September 30, 2021, filed November 4, 2021.

10.30	Industrial Lease between Core5 at Laughman Farms Phase 1, LLC as Landlord and OraSure Technologies, Inc. as Tenant, dated January 3, 2022.

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Scott Gleason required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Stephen S. Tang, Ph.D. required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Scott Gleason required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Stephen S. Tang
Stephen S. Tang, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Stephen S. Tang	President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen S. Tang, Ph.D.

/s/ Scott Gleason	Interim Chief Financial Officer & Senior Vice President of Investor Relations and Corporate Communications (Principal Financial Officer)
Scott Gleason

/s/ Michele Miller	Chief Accounting Officer (Principal Accounting Officer)
Michele Miller

*MARA ASPINALL Mara Aspinall	Director

*MICHAEL CELANO Michael Celano	Director

*JAMES A. DATIN James A. Datin	Director

*NANCY J. GAGLIANO Nancy J. Gagliano	Director

*EAMONN P. HOBBS Eamonn P. Hobbs	Director

*RONNY B. LANCASTER Ronny B. Lancaster	Director

*LELIO MARMORA Lelio Marmora	Director

*DAVID J. SHULKIN, M.D. David J. Shulkin, M.D.	Director

*ANNE C. WHITAKER Anne C. Whitaker	Director

*By:	/s/Agnieszka M. Gallagher
Agnieszka M. Gallagher
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
OraSure Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of net realizable value adjustments to inventories for excess or obsolescence

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has inventories with a carrying value of $53,138 thousand as of December 31, 2021. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The majority of the inventories are subject to expiration dating, which can be extended in certain circumstances. The Company continually evaluates quantities on hand and the carrying value of inventories to determine the need for net realizable value adjustments for excess and obsolete inventories, based on prior experience as well as estimated forecasts of product sales. The Company reserves for unidentified scrap or spoilage based on historical write-off rates. The Company also considers items identified through specific identification procedures in assessing the adequacy of the reserve.

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

Philadelphia, Pennsylvania
March 1, 2022

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$116,762	$160,802
Short-term investments	36,279	48,599
Accounts receivable, net of allowance for doubtful accounts of $3,418 and $3,654	45,323	38,835
Inventories	53,138	31,863
Prepaid expenses	7,939	3,860
Other current assets	28,990	4,934
Total current assets	288,431	288,893
Noncurrent Assets:
Property, plant and equipment, net	88,164	51,860
Operating right-of-use assets, net	9,056	4,461
Finance right-of-use assets, net	2,493	1,312
Intangible assets, net	14,343	17,904
Goodwill	40,279	40,351
Long-term investments	17,009	47,718
Other noncurrent assets	1,215	1,973
Total noncurrent assets	172,559	165,579
TOTAL ASSETS	$460,990	$454,472
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,024	$17,407
Deferred revenue	2,936	4,811
Accrued expenses and other current liabilities	33,778	22,227
Finance lease liability	939	517
Operating lease liability	2,181	1,125
Acquisition-related contingent consideration obligation	206	402
Total current liabilities	68,064	46,489
Noncurrent Liabilities:
Finance lease liability	1,952	895
Operating lease liability	7,202	3,591
Acquisition-related contingent consideration obligation	354	2,049
Other noncurrent liabilities	651	1,682
Deferred income taxes	2,234	1,195
Total noncurrent liabilities	12,393	9,412
TOTAL LIABILITIES	80,457	55,901
Commitments and contingencies (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 72,069 and 71,738 shares issued and outstanding	—	—
Additional paid-in capital	511,063	505,123
Accumulated other comprehensive loss	(10,077)	(9,097)
Accumulated deficit	(120,453)	(97,455)
Total stockholders' equity	380,533	398,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$460,990	$454,472

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2021	2020	2019
NET REVENUES:
Products and services	$226,897	$166,381	$148,073
Other	6,777	5,340	6,532
	233,674	171,721	154,605
COST OF PRODUCTS AND SERVICES SOLD	116,074	69,853	60,022
Gross profit	117,600	101,868	94,583
OPERATING EXPENSES:
Research and development	34,170	31,032	19,629
Sales and marketing	44,751	34,459	31,869
General and administrative	50,328	42,653	35,287
Change in the estimated fair value of acquisition-related contingent consideration	(1,485)	(1,099)	(664)
Gain on sale of business	—	—	(10,149)
	127,764	107,045	75,972
Operating income (loss)	(10,164)	(5,177)	18,611
OTHER INCOME	872	1,653	2,720
Income (loss) before income taxes	(9,292)	(3,524)	21,331
INCOME TAX EXPENSE	13,706	11,398	4,675
NET INCOME (LOSS)	$(22,998)	$(14,922)	$16,656
INCOME (LOSS) PER SHARE:
BASIC	$(0.32)	$(0.22)	$0.27
DILUTED	$(0.32)	$(0.22)	$0.27
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	71,981	67,505	61,675
DILUTED	71,981	67,505	62,170

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(22,998)	$(14,922)	$16,656
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(894)	3,273	5,767
Unrealized gain (loss) on marketable securities	(86)	(234)	803
COMPREHENSIVE INCOME (LOSS)	$(23,978)	$(11,883)	$23,226

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021, 2020 and 2019

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2019	61,276	—	401,273	(18,706)	(99,189)	283,378
Common stock issued upon exercise of options	27	—	196	—	—	196
Vesting of restricted stock	717	—	—	—	—	—
Purchase and retirement of common shares	(289)	—	(3,712)	—	—	(3,712)
Stock-based compensation	—	—	4,057	—	—	4,057
Net income	—	—	—	—	16,656	16,656
Currency translation adjustments	—	—	—	5,767	—	5,767
Unrealized gain on marketable securities	—	—	—	803	—	803
Balance at December 31, 2019	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145
Common stock issued upon exercise of options	402	—	3,222	—	—	3,222
Vesting of restricted stock and performance stock units	653	—	—	—	—	—
Purchase and retirement of common shares	(248)	—	(2,088)	—	—	(2,088)
Issuance of common stock in connection with public offering, net of commissions and expenses of $6,200	9,200	—	95,036	—	—	95,036
Stock-based compensation	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	(14,922)	(14,922)
Currency translation adjustments	—	—	—	3,273	—	3,273
Unrealized loss on marketable securities	—	—	—	(234)	—	(234)
Balance at December 31, 2020	71,738	$—	$505,123	$(9,097)	$(97,455)	$398,571
Common stock issued upon exercise of options	33	—	246	—	—	246
Vesting of restricted stock and performance stock units	451	—	—	—	—	—
Purchase and retirement of common shares	(153)	—	(2,113)	—	—	(2,113)
Stock-based compensation	—	—	7,807	—	—	7,807
Net loss	—	—	—	—	(22,998)	(22,998)
Currency translation adjustments	—	—	—	(894)	—	(894)
Unrealized loss on marketable securities	—	—	—	(86)	—	(86)
Balance at December 31, 2021	72,069	$—	$511,063	$(10,077)	$(120,453)	$380,533

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(22,998)	$(14,922)	$16,656
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	7,807	7,139	4,057
Depreciation and amortization	11,658	9,387	7,339
Other non-cash amortization	837	327	391
Provision for doubtful accounts	(253)	941	2,248
Inventory reserve	6,731	736	(280)
Unrealized foreign currency (gain) loss	(210)	269	385
Interest expense on finance leases	82	72	36
Deferred income taxes	1,026	(392)	(1,457)
Loss on sale of fixed assets	—	114	147
Gain on sale of product line	—	(225)	—
Gain on sale of business	—	—	(10,149)
Change in the estimated fair value of acquisition-related contingent consideration	(1,485)	(1,099)	(664)
Payment of acquisition-related contingent consideration	(142)	(496)	—
Changes in assets and liabilities
Accounts receivable	(6,451)	(2,324)	(2,210)
Inventories	(27,941)	(9,343)	(1,044)
Prepaid expenses and other assets	(8,674)	(104)	200
Accounts payable	3,234	7,379	(1,537)
Deferred revenue	(1,891)	1,051	(297)
Accrued expenses and other liabilities	3,288	7,297	(4,017)
Net cash (used in) provided by operating activities	(35,382)	5,807	9,804
INVESTING ACTIVITIES:
Purchases of investments	(25,822)	(90,137)	(92,173)
Proceeds from maturities and redemptions of investments	67,925	107,718	93,491
Purchases of property and equipment	(36,622)	(26,674)	(9,314)
Purchase of property and equipment under government contracts	(11,495)	—	—
Proceeds from funding under government contract	531	—	—
Purchase of patent and product rights	—	(2,250)	—
Acquisition of businesses, net of cash acquired	—	(3,037)	(23,801)
Proceeds from sale of business	—	—	12,000
Other investing activities	(18)	351	—
Net cash used in investing activities	(5,501)	(14,029)	(19,797)
FINANCING ACTIVITIES:
Repayments of loans	—	—	(724)
Cash payments for lease liabilities	(686)	(687)	(442)
Issuance of common stock in connection with public offering, net	—	95,036	—
Proceeds from exercise of stock options	246	3,222	196
Payment of acquisition-related contingent consideration	(264)	(3,004)	—
Repurchase of common stock	(2,113)	(2,088)	(3,712)
Net cash (used in) provided by financing activities	(2,817)	92,479	(4,682)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(340)	830	1,952
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,040)	85,087	(12,723)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,802	75,715	88,438
CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,762	$160,802	$75,715

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

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of oral fluid diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and as a self-test to individuals in a number of other countries. Our Diagnostics business also includes the operations of UrSure, Inc. (“UrSure”), which was acquired and merged into OraSure in 2020. This part of the Diagnostics business develops and commercializes products that measure adherence to HIV medications including pre-exposure prophylaxis or PrEP, the daily medication to prevent HIV, and anti-retroviral medications to suppress HIV. These products include laboratory-based tests that can measure levels of the medications in a patient’s urine or blood, as well as point-of-care products currently in development. In 2020, we began developing a rapid antigen self-test for COVID-19 and a COVID-19 antibody enzyme-linked immunosorbent assay (“ELISA”) for use in laboratory settings. In June 2021, we received three Emergency Use Authorizations ("EUA") from the U.S. Food and Drug Administration ("FDA") for our InteliSwab® COVID-19 Rapid Tests for non-prescription OTC, professional point-of-care (Clinical Laboratory Improvements Amendment of 1988, or "CLIA," waived) and prescription use. We began recording revenues on the sales of our InteliSwab® COVID-19 Rapid Tests during the third quarter of 2021. Following discussions with the FDA and their de-prioritization of antibody testing in the U.S., we decided to no longer pursue an EUA for the ELISA antibody test. We have, however, continued to offer the product for research use to labs and other parties interested in COVID antibody surveillance and research applications.

Our Molecular Solutions business is operated by our subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). In our Molecular Solutions business, we manufacture and sell kits that are used to collect, stabilize, transport and store a biological sample of genetic material for molecular testing. Our products are used for academic research and commercial applications, including ancestry, disease risk management, lifestyle and animal testing. Three of our collection devices are used in connection with COVID-19 molecular testing. We also sell research-use-only collection products into the microbiome market. We offer our customers a suite of genomics and microbiome services that range from package customization and study design optimization to extraction, analysis and reporting services. The microbiome laboratory and bioinformatics services are provided by Diversigen, which includes the operations of CoreBiome, Inc. (“CoreBiome”), a subsidiary we acquired in early 2019. CoreBiome and Diversigen were merged together in 2020. Novosanis manufactures and sells the Colli-Pee® collection device for the volumetric collection of first-void urine for use in research, screening and diagnostics in the liquid biopsy and sexually transmitted infection markets. Our Molecular Solutions business serves customers in many countries worldwide, including many leading research universities and hospitals.

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

Employee Retention Credit

In December 2021, we applied for the Employee Retention Credit for payroll taxes paid in the first and second quarters of 2021 as provided by the Coronavirus Aid, Relief and Economic Security Act. The amount due from the Internal Revenue Service of $5,728 is recorded in other current assets in our consolidated balance sheet as of December 31, 2021. The credit is reported in our consolidated statement of operations, for the year ended December 31, 2021, within cost of products and services sold, research and development, sales and marketing and general and administrative costs in the amounts of $2,536, $1,134, $924, and $1,134, respectively

Supplemental Cash Flow Information

In 2021, 2020 and 2019, we paid income taxes of $13,727, $9,263 and $10,611, respectively.

In 2021, 2020 and 2019, we recorded through the consolidated statements of operations an increase (decrease) in our allowance for doubtful accounts of $(253), $941 and $2,248 respectively. We had write-offs of $115, $501 and $110 in 2021, 2020, and 2019, respectively.

As of December 31, 2021, 2020 and 2019, we had accruals for purchases of property and equipment of $8,166 $802, and $660, respectively.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. During 2021, we recognized a provision for expected credit losses for our available-for-sale securities of $98.

The following is a summary of our available-for-sale securities as of December 31, 2021 and 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Guaranteed investment certificates	$33,249	$—	$—	$33,249
Corporate bonds	20,473	—	(434)	20,039
Total available-for-sale securities	$53,722	$—	$(434)	$53,288
December 31, 2020
Guaranteed investment certificates	$25,132	$—	$—	$25,132
Corporate bonds	71,533	135	(483)	71,185
Total available-for-sale securities	$96,665	$135	$(483)	$96,317
At December 31, 2021, maturities of our available-for-sale securities were as follows:
Less than one year	$36,386	$—	$(107)	$36,279
Greater than one year	$17,336	$—	$(327)	$17,009

Fair Value of Financial Instruments

As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of December 31, 2021 and 2020. Our guaranteed investment certificates are measured as Level 1 instruments as of December 31, 2021 and 2020.

Included in cash and cash equivalents at December 31, 2021 and 2020, was $1,160 and $71,489 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of December 31, 2021 and 2020 was $1,763 and $2,565, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

As further discussed in Note 3, Business Combinations, we have identified our contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations.

The following table represents the change in contingent consideration:

Balance as of January 1, 2019	$—
Addition related to acquisition (initial measurement)	4,350
Change in fair value during the period	(664)
Currency translation adjustment	(74)
Balance as of December 31, 2019	3,612
Addition related to acquisition (initial measurement)	3,440
Payments made during the period	(3,500)
Change in fair value during the period	(1,099)
Currency translation adjustment	(2)
Balance as of December 31, 2020	2,451
Payments made during the period	(406)
Change in fair value during the period	(1,485)
Balance as of December 31, 2021	$560

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are typically depreciated over twenty years, while computer equipment and software, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations.

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

We performed our annual impairment assessment as of July 31, 2021 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of our reporting units is greater than their carrying value. We believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units. If actual future results are not consistent with management’s estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Revenue

Product sales. Revenue from product sales is recognized upon transfer of control of a product to a customer based on an amount that reflects the consideration we are entitled to, net of allowances for any discounts or rebates.

We generally do not grant product return rights to our customers, except for warranty returns and return rights on sales of our OraQuick® In-Home HIV test to the retail trade, and InteliSwab® products to certain customers.

Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

We record shipping and handling charges billed to our customers as product revenue and the related expense as cost of products sold.

Service revenues. Service revenues represent microbiome laboratory testing and analytical services. We recognize revenues when we satisfy our performance obligations for services rendered.

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

Other revenues. Other revenues consist primarily of royalty income, funding of research and development efforts and cost reimbursements under a charitable support agreement. Royalties from licensees are based on third-party sales of licensed products and are recorded when the related third-party product sale occurs. Funding of research and development efforts and charitable support reimbursements are recorded as the activities are being performed in accordance with the respective agreements.

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2021 and 2020 included customer prepayments of $1,843 and $3,216, respectively. Deferred revenue as of December 31, 2021 and 2020 also included $1,093 and $1,595, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of contract was determined based on expected revenues and revenue is recognized at that rate when the product is delivered to the customer.

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

Revenues by product. The following table represents total net revenues by product line:

	Years ended December 31,
	2021	2020	2019
Infectious disease testing	$54,645	$54,227	$58,016
Risk assessment testing	9,678	9,194	12,189
Cryosurgical systems	-	-	7,054
Genomics (1)	63,350	36,878	56,200
Microbiome (1)	7,944	5,474	7,172
COVID-19 (1)	76,874	50,927	-
Laboratory services	11,840	8,746	6,767
Other product and service revenues	2,566	935	675
Net product and services revenues	226,897	166,381	148,073
Royalty income	4,420	3,432	5,116
Other non-product revenues	2,357	1,908	1,416
Other revenues	6,777	5,340	6,532
Net revenues	$233,674	$171,721	$154,605

(1) 2020 Genomics, Microbiome, and COVID-19 revenues were reclassified to reflect the correct classification of the product line sales. The reclassification increased (decreased) the product line revenues for the year ended December 31, 2020 by $(263), $(682), and $945, respectively.

Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	Years ended December 31,
	2021	2020	2019
United States	$188,383	$130,835	$107,279
Europe	13,799	12,068	11,752
Other regions	31,492	28,818	35,574
	$233,674	$171,721	$154,605

Customer and Vendor Concentrations. We had no customers that accounted for more than 10% of our accounts receivable as of December 31, 2021. We had one customer that accounted for 11% of our accounts receivable as of December 31, 2020. The same customer accounted for approximately 15% of our net consolidated revenues for the year ended December 31, 2019. We had no customers that accounted for more than 10% of our consolidated net revenues for the years ended December 31, 2021 and 2020.

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

DNAG has three long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. We are actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products.

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

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2021, 2020, and 2019, we incurred $5,103, $1,126, and $468, respectively, in advertising expenses.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange losses resulting from foreign currency transactions that are included in other income in our consolidated statements of operations were $(667), $(337), and $(1,339) for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Years ended December 31,
	2021	2020	2019

Net income (loss)	$(22,998)	$(14,922)	$16,656
Weighted-average shares of common stock outstanding:
Basic	71,981	67,505	61,675
Dilutive effect of stock options, restricted stock, and performance stock units	—	—	495
Diluted	71,981	67,505	62,170
Earnings (loss) per share:
Basic	$(0.32)	$(0.22)	$0.27
Diluted	$(0.32)	$(0.22)	$0.27

For the years ended December 31, 2021 and 2020, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 769 and 984 shares, respectively, were excluded from the computation of diluted loss per share.

For the year ended December 31, 2019 outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 768 were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Loss

We classify items of other comprehensive income (loss) by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at December 31, 2021 consists of $9,643 of currency translation adjustments and $434 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio. Accumulated other comprehensive loss at December 31, 2020 consists of $8,749 of currency translation adjustments and $348 of net unrealized losses on marketable securities.

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, The purpose of this update is to improve transparency by requiring business entities to disclose information about certain types of government assistance they receive in their financial statements . Required disclosures include i) the nature of the transactions and related accounting policy used, ii) the financial statement line items affected and amounts thereof and iii) significant terms and conditions of the transactions. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, with early application permitted. We have adopted this guidance within this 2021 Form 10-K. See Note 5 for required disclosures.

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

During the year ended December 31, 2020, we incurred a total of $393 of acquisition related costs, including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expense in the consolidated statement of operations for the year ended December 31, 2020.

Pursuant to our acquisition agreement, we may pay up to an additional $28,000 of contingent consideration over the three years following the acquisition date based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, and the achievement of certain clinical milestones associated with the development of certain new technology. The Company, with the assistance of an independent valuation specialist, determined the estimated acquisition-date fair value of the acquisition-related contingent consideration of $3,440. The fair value was determined using a probability-weighted model based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including the likelihood of the achievement of clinical milestones and revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The following table represents the change in contingent consideration:

Estimated fair value of contingent consideration as of acquisition date	$3,440
Change in fair value during the period	(989)
Balance as of December 31, 2020	2,451
Payments made during the period	(406)
Change in fair value during the period	(1,485)
Balance as of December 31, 2021	$560

The change in fair value during the years ended December 31, 2021 and 2020 is a result of delays in achieving certain product development milestones and a decrease in associated revenue forecasts as result of these delays.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimate fair values. The identifiable intangible assets included customer relationships and tradenames, all of which are subject to amortization on a straight-line basis and are being amortized over estimated useful lives as summarized below:

	Estimated Useful
Description	Life (in years)	Amount
Customer relationships	10	2,900
Tradenames	9	660
Total acquired intangibles		$3,560

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

	Estimated Useful
Description	Life (in years)	Amount
Developed Technology	10	$5,000
Customer relationships	10	2,200
Tradenames	8.34	1,200
Total acquired intangibles		$8,400

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

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the UrSure, Diversigen, CoreBiome and Novosanis acquisitions as if they had been consummated as of January 1, 2019. The unaudited pro forma results include the amortization associated with acquired intangible assets and the estimated tax effect of adjustments to income before income taxes but do not include changes in the fair value of our contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2019.

	Year Ended December 31,
	2020	2019

Revenue	$172,563	$159,632
Net income (loss)	(14,937)	16,261
Net income (loss) per share, basic	(0.22)	0.26
Net income (loss) per share, diluted	(0.22)	0.26

4. SALE OF CRYOSURGICAL BUSINESS

On August 16, 2019, we sold all rights and title to the assets necessary to operate our cryosurgical systems line of business to a third party for $12,000. This business consisted of medical devices used for the removal of benign skin lesions by cryosurgery or freezing. The products were sold in both the professional and OTC markets in North America, Europe, Central and South America and Australia. We also entered into a transition services agreement with CryoConcepts in which both parties agreed to provide certain transition services beginning after the closing. The Company recorded a gain on sale of business of $10,149 reflected in our statement of operations for the year ended December 31, 2019. The gain includes the $12,000 of proceeds net of the fair value of the assets sold, which consisted entirely of inventory and fully-depreciated fixed assets, the legal fees associated with the transaction, and a value attributed to the transition services.

5. GOVERNMENT CAPITAL CONTRACTS:

In September 2021, we entered into an agreement for $109,000 in funding from the U.S. Department of Defense (the “DOD”), in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for our InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. Funding will be paid to the Company based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment, as set forth in the agreement. In accordance with the milestone payment schedule, 15% of the total will not be funded until the completion of the final validation testing, which is scheduled to occur in late 2023 and early 2024. We began making payments to vendors for the capital project during the fourth quarter of 2021. We began receiving funds from the DOD in January 2022 and had received $15,428 as of the date of this report.

Additionally, during 2021, we received $531 in funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development, for the purchase of machinery and equipment as part of an expansion of manufacturing operations in Pennsylvania. All related purchases were completed in 2021.

Activity for these capital contracts is accounted for pursuant to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. Funding earned in relation to capital-related costs incurred for government contracts is recorded as a reduction to the cost of property, plant and equipment and reflected within investing activities in the consolidated statements of cash flows; and associated unpaid liabilities and government proceeds receivable are considered non-cash changes in such balances within the operating section of the consolidated statements of cash flows. Amounts earned in excess of our expected cost of the project for project management are recognized straight-line in other income over the term of the government contract. We recognized $561 of such income, which is reported as other income in our consolidated statement of operations for the year ended December 31, 2021.

The balances corresponding to government contracts included in our consolidated balance sheet as of December 31, 2021, are as follows:

December 31, 2021
Other current assets:
Billed receivables	$9,913
Unbilled receivables	9,716
Total other current assets	19,629
Property, plant and equipment, net:
Cost of assets	11,495
Reduction for funding earned, not yet received	(10,964)
Reduction for funding received	(531)
Total property, plant and equipment, net	-
Accrued expenses and other current liabilities	(8,103)

6. INVENTORIES:

	December 31,
	2021	2020
Raw materials	$33,168	$15,425
Work in process	2,252	2,572
Finished goods	17,718	13,866
	$53,138	$31,863

During 2021, 2020, and 2019, we recorded adjustments to inventory which had a cost of $13,400, $2,564, and $1,318, respectively. The adjustments in 2021 included a write-off of $3,008 of COVID-19 antibody inventory, which we do not believe we can sell as a result of the decision to no longer pursue an EUA for the ELISA antibody test. Additionally, a significant portion of our 2021 adjustments were related to production and tech-transfer issues associated with our COVID-19 rapid test.

7. PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2021	2020
Land	$1,118	$1,118
Buildings and improvements	35,420	26,480
Machinery and equipment	57,919	36,878
Computer equipment and software	14,700	13,024
Furniture and fixtures	4,228	3,545
Construction in progress	35,936	24,419
	149,321	105,464
Less accumulated depreciation	(61,157)	(53,604)
	$88,164	$51,860

Depreciation expense was $7,498, $5,514, and $4,421 for 2021, 2020, and 2019, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table represents total goodwill by operating segment:

	December 31,
	2021	2020
Diagnostics	$3,604	$3,586
Molecular Solutions	36,675	36,765
	$40,279	$40,351

The changes in goodwill are as follows:

	December 31,
	2021	2020
Balance as of January 1	40,351	36,201
Goodwill acquired during the year	—	3,586
Purchase price adjustment	18	(126)
Change related to foreign currency translation	(90)	690
Balance as of December 31	$40,279	$40,351

Intangible assets consist of the following:

		December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer relationships	10	$15,016	$(11,205)	$3,811
Patents and product rights	5	7,785	(6,241)	1,544
Developed technology	7-10	16,293	(9,725)	6,568
Tradename	5-15	5,661	(3,241)	2,420
		$44,755	$(30,412)	$14,343

		December 31, 2020
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer relationships	10	$14,997	$(9,685)	$5,312
Patents and product rights	5	7,766	(5,792)	1,974
Developed technology	7-10	16,603	(8,880)	7,723
Tradename	5-15	5,645	(2,750)	2,895
		$45,011	$(27,107)	$17,904

Amortization expense for 2021, 2020, and 2019 was $3,260, $3,246, and $2,522, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2022	2,305
2023	2,305
2024	2,265
2025	2,012
2026	1,630
Beyond	3,826
$14,343

9. ACCRUED EXPENSES:

	December 31,
	2021	2020
Payroll and related benefits	$15,570	$14,769
Commitment to purchase under government contract	8,103	—
Professional fees	3,335	978
Sales tax payable	2,227	2,400
Other	4,543	4,080
	$33,778	$22,227

10. LEASES:

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of December 31, 2021, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 7 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

We have lease agreements that contain both lease and non-lease components (e.g., common-area maintenance). For these agreements, we account for lease components separate from non-lease components. During 2021, we entered into various purchase agreements for our molecular solutions business which include a finance lease component for the use of specialized molds made and used by the vendor for purposes of manufacturing the goods to be purchased. We recorded an aggregate ROU asset and offsetting lease liability of $2,074 upon commencement of these contracts. The consideration to be paid under the agreements is variable based on the amounts purchased with a fixed amount charged if specified purchase minimums are not met. Only the fixed amount has been included in the measurement of the finance right-of-use asset and lease liability and the variable costs are recognized as purchases are made within cost of products and services sold in our consolidated statements of operations. The consideration for the contract has been allocated between the lease and non-lease components based on their relative estimated stand-alone selling prices.

The components of lease expense are as follows:

	Years ended December 31,
	2021	2020	2019
Operating lease cost	$2,226	$1,291	$964
Variable lease cost	201	—	—
Finance lease cost:
Amortization of right-of use assets	900	627	410
Interest on lease liabilities	82	72	36
Total finance lease cost	982	699	446
Total lease cost	$3,409	$1,990	$1,410

Supplemental cash flow information related to leases is as follows:

	Years ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,733	$1,280	$937
Operating cash flows from financing leases	82	72	33
Financing cash flows from financing leases	686	687	442
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	6,480	498	1,829
Right-of-use assets obtained in exchange for finance lease obligations	2,074	46	2,069

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021	2020
Operating Leases
Right-of-use assets	$9,056	$4,461
Lease liabilities:
Current lease liabilities	2,181	1,125
Non-current lease liabilities	7,202	3,591
Total operating lease liabilities	$9,383	$4,716

Finance Leases
Right-of-use assets	$2,493	$1,312
Lease liabilities:
Current lease liabilities	939	517
Non-current lease liabilities	1,952	895
Total finance lease liabilities	$2,891	$1,412

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	5.26 years	4.45 years
Weighted-average remaining lease term—finance leases	2.21 years	2.67 years

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	3.90%	4.28%
Weighted-average discount rate—finance leases	3.57%	4.35%

As of December 31, 2021, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2022	815	2,494
2023	946	1,775
2024	1,275	1,807
2025	—	1,442
2026	—	1,215
Thereafter	—	1,592
Total minimum lease payments	3,036	10,325
Less: imputed interest	(145)	(942)
Present value of lease liabilities	$2,891	$9,383

In January 2022, we entered into an operating lease for warehouse space, which is scheduled to commence during the first quarter of 2022. The agreement stipulates escalating fixed rent payments aggregating $7,154 to be paid over a lease term of 124 months.

11. INCOME TAXES:

Income (loss) before income tax expense consists of the following:

	Years Ended December 31,
	2021	2020	2019
United States	$(60,500)	$(47,995)	$3,106
Foreign	51,208	44,471	18,225
	$(9,292)	$(3,524)	$21,331

The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	163	(106)	1,033
Foreign	12,517	11,896	5,099
	12,680	11,790	6,132
Deferred
Federal	(10,318)	(20,946)	3,568
State	(965)	(1,053)	125
Foreign	(151)	(410)	(697)
	(11,434)	(22,409)	2,996
Increase (decrease) in valuation allowance	12,460	22,017	(4,453)
	1,026	(392)	(1,457)
Total income tax expense	$13,706	$11,398	$4,675

For the years ended December 31, 2021, 2020, and 2019 we recorded foreign income tax expense of $13,543, $12,185, and $4,607, respectively.

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

Final GILTI regulations were released in 2020. Among the changes was a GILTI “High-Tax Exception,” which allows foreign income deemed taxed at a sufficient effective rate to be excluded from a US owner’s GILTI income. All foreign income in 2021 and 2020 fell under this exception. It is expected that foreign income will continue to qualify for the exception in future years.

A reconciliation of the statutory United States federal income tax rate to our effective tax rate for each of the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
GILTI tax	—	—	16.9
Nondeductible executive compensation	(6.1)	(0.9)	0.4
Impact of share-based payment awards	(3.3)	(12.4)	(5.3)
Tax effect of foreign items	(30.8)	(70.7)	4.5
State income taxes, net of federal benefit	6.8	26.0	4.0
U.S. and foreign tax credits	2.5	34.9	(1.1)
Nondeductible transaction costs	-	(2.8)	1.6
Nondeductible expenses and other	(4.0)	(2.6)	0.4
NOL adjustment due to change in GILTI regulations	—	308.9	—
Change in valuation allowance, federal and state	(133.6)	(624.8)	(20.5)
Effective tax rate	(147.5)%	(323.4)%	21.9%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of our deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$44,191	$31,701
Inventories	4,642	1,593
Capitalized research and development costs	453	746
Accruals and reserves currently not deductible	3,245	3,200
Acquired intangible assets	(3,117)	(3,870)
Depreciation and amortization	(8,536)	(2,804)
Right-of-use assets	(2,777)	(2,415)
Lease liabilities	2,957	2,524
Stock-based compensation	1,891	1,354
Tax credit carryforwards	3,855	3,354
Net deferred tax asset	46,804	35,383
Valuation allowance	(49,038)	(36,578)
Net deferred tax liability	$(2,234)	$(1,195)

In assessing the realizability of our deferred tax asset, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, we established a full valuation allowance against our U.S. deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2021 and 2020 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2021, 2020, and 2019.

Our Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2022 - 2032	$38,444
2033 - 2037	26,631
Non-Expiring	122,920
$187,995

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

In January 2022, approximately $65,000 was repatriated from our Canadian subsidiary as a one-time event. It is still our intention to continue to permanently reinvest the historical undistributed earnings of our foreign subsidiary to the extent that we will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers. As such, deferred taxes have not been recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2021.

As of December 31, 2021, our gross unrecognized tax benefits totaled $805, and based upon the valuation allowance for our U.S. operations, the recognition of any tax benefit would not impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2021, 2020, and 2019. As a result of our net operating loss carryforward position, we are subject to audit by the Internal Revenue Service since our inception, as well as by several state jurisdictions for the years ended September 30, 1998 through December 31, 2021.

A reconciliation of our unrecognized tax benefits is as follows:

	2021	2020	2019
Balance as of January 1	$1,172	$1,308	$1,676
Additions for tax positions of prior periods	1	1	4
Reductions for tax positions of prior periods	(368)	(137)	(372)
Balance as of December 31	$805	$1,172	$1,308

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

As of December 31, 2021, 4,613 shares were available for future grants under the Stock Plan.

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

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2021	2020	2019
Risk-free interest rate(1)	0.47%	1.33%	2.52%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	50%	42%	41%
Expected life of stock options (in years)(2)	4	5	5

(1)
Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of our stock options.
(2)
Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $6.14, $2.79 and $5.19, respectively.

Compensation expense recognized in the financial statements related to stock options was as follows:

	Years Ended December 31,
	2021	2020	2019
Total compensation cost during the year	$1,063	$892	$1,161
Amounts capitalized into inventory during the year	(538)	(466)	(343)
Amounts recognized in cost of products sold for amounts previously capitalized	502	360	405
Amounts charged against income	$1,027	$786	$1,223

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $130, $3,117, and $92, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2021	1,232	$10.12
Granted	366	13.68
Exercised	(33)	7.50
Expired	(88)	15.80
Forfeited	(67)	10.67
Outstanding on December 31, 2021	1,410	$10.73	6.88	$1,113
Vested or expected to vest as of December 31, 2021	1,378	$10.68	6.84	$1,081
Exercisable on December 31, 2021	786	$10.39	5.43	$729

As of December 31, 2021, there was $2,571 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.8 years.

Net cash proceeds from the exercise of stock options were $246, $3,222 and $196 for the years ended December 31, 2021, 2020 and 2019, respectively. As a result of our net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2021:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$5.37-$8.24	588	6.7	$6.92	353	$6.75
$8.87-$13.31	437	6.4	10.59	282	10.67
$14.95-$22.43	385	7.8	16.70	151	18.37
	1,410	6.9	$10.73	786	$10.39

The Stock Plan also permits us to grant restricted shares and restricted units of our common stock to eligible employees, including officers, and our outside directors. Generally, these shares or units are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by our Compensation Committee or Board of Directors. The market value of these shares and units at the date of grant is recognized on a straight-line basis over the period during which the vesting restrictions lapse. Compensation cost of $4,094 $4,094 and $2,979 related to restricted shares was recognized during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes restricted stock award and restricted stock units activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2021	659	$9.95
Granted	454	13.23
Vested	(328)	10.84
Forfeited	(84)	11.02
Issued and unvested, December 31, 2021	701	$11.53
Issued and expected to vest, December 31, 2021	638	$11.32

As of December 31, 2021, there was $4,640 of unrecognized compensation expense related to unvested restricted stock awards and unvested restricted stock units that is expected to be recognized over a weighted average period of 1.9 years.

In connection with the vesting of restricted shares during the years ended December 31, 2021, 2020 and 2019, we purchased and immediately retired 107, 127 and 76 shares with aggregate values of $1,417, $1,219 and $949, respectively, in satisfaction of minimum tax withholding and exercise obligations.

We grant performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of certain performance-based metrics during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain in our service for three years from the grant date. Prior to 2021, performance during the one-year period was based on a one-year income before tax target. Performance during the three-year period was based on achievement of a three-year compound annual growth rate for consolidated revenues. In 2021, performance shares were granted based on the achievement of three-year cumulative revenue metrics with a market-based condition, or a total shareholder return modifier. PSUs are converted into shares of our common stock once vested and the number of shares actually earned at the end of the performance period will vary, based on actual performance, from 0% to 200% of the target number of performance share units granted. Upon grant of the PSUs, we recognize compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Compensation cost of $2,650, $2,153 and $(83) related to the PSUs was recognized during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2021	651	$11.30
Granted (1)	182	10.99
Performance adjustment (2)	41	N/A
Vested	(123)	16.66
Forfeited	(129)	14.28
Issued and unvested, December 31, 2021	622	$9.88
Issued and expected to vest, December 31, 2021	470	$9.56

(1) Grant activity for all PSUs disclosed at target.

(2) Reflects the performance adjustment based on actual performance measured at the end of the performance period.

As of December 31, 2021, there was $2,349 of unrecognized compensation expense related to unvested performance stock units that is expected to be recognized over a weighted average period of 1.8 years.

In connection with the vesting of performance stock units during the year ended December 31, 2021, 2020 and 2019, we purchased and immediately retired 46, 121, and 213 shares with aggregate values of $696, $869 and $2,763, respectively.

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

Share Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired in 2021, 2020, and 2019.

13. TRANSITION COSTS

On December 31, 2021, the Company's Board of Directors approved the termination of Stephen S. Tang, the Company’s President and Chief Executive Officer, without cause under his existing employment agreement with the Company, with such termination effective as of March 31, 2022. On January 2, 2022, Dr. Tang and the Company entered into a Transition Agreement providing for the terms of the cessation of Dr. Tang’s employment with the Company, including the cessation of his service as President and Chief Executive Officer of the Company and as a member of the Board. Under the Transition Agreement, Dr. Tang’s service to the Company in all capacities is expected to end on March 31, 2022. Pursuant to the Transition Agreement, as of December 31, 2021, a severance accrual of $1,569 is included in the consolidated financial statements.

14. BUSINESS SEGMENT INFORMATION:

Our business consists of two segments, which are described in Note 1: our “Diagnostics” segment and our “Molecular Solutions” segment.

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

The following table summarizes operating segment information for the years ended December 31, 2021, 2020, and 2019, and asset information as of December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020	2019
Net revenues:
Diagnostics	$90,040	$65,240	$78,225
Molecular Solutions	143,634	106,481	76,380
Total	$233,674	$171,721	$154,605
Operating income (loss):
Diagnostics	$(57,177)	$(43,156)	$154
Molecular Solutions	47,013	37,979	18,457
Total	$(10,164)	$(5,177)	$18,611
Depreciation and amortization:
Diagnostics	$4,325	$3,345	$3,039
Molecular Solutions	7,333	6,042	4,300
Total	$11,658	$9,387	$7,339
Capital expenditures:
Diagnostics(1)	$26,994	$17,860	$6,073
Molecular Solutions	9,628	8,814	3,241
Total	$36,622	$26,674	$9,314

(1) Excludes $11,495 for purchases of property and equipment under government contracts for the year ended December 31, 2021.

	December 31,
	2021	2020
Total assets:
Diagnostics	$209,674	$242,613
Molecular Solutions	251,316	211,859
Total	$460,990	$454,472

The following table represents total long-lived assets by geographic area:

	December 31,
	2021	2020
United States	$76,232	$36,897
Canada	11,003	10,616
Other regions	929	4,347
	$88,164	$51,860

15. COMMITMENTS AND CONTINGENCIES:

Purchase Commitments

As of December 31, 2021, we had outstanding non-cancelable purchase commitments related to inventory, supplies, capital expenditures, and other goods or services as follows:

2022	36,721
2023	25,429
2024	16,934
2025	8,667
2026	—
$87,751

Additionally, we have entered into manufacturing agreements with certain third party vendors, in which minimum purchase commitments are required. If the minimum commitments are not achieved, we will be required to make annual penalty payments over the next three years. Based on current forecasts, these penalties aggregate to approximately $2,209 for the three-year period. These estimated penalties can fluctuate based on changes in forecasted demand.

Employment Agreements

Under terms of employment agreements with certain employees, which extend through 2024, we are required to pay each individual a base salary for continuing employment with us as follows:

2022	$2,911
2023	821
2024	426
2025	—
2026	—
$4,158

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

Spectrum Patent Litigation

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation. We believe Spectrum's counterclaims are without merit and we filed a motion to dismiss both claims in October 2021. We are seeking injunctive relief and damages in this matter. On January 10, 2022, the Court assigned a new judge to preside over the matter, which vacated all dates for the trial. Spectrum filed their reply to our motion to dismiss on January 11, 2022. Though all other dates are pending, the Court has set the hearing for the motion to dismiss for March 30, 2022.

16. RETIREMENT PLANS:

Substantially all of our U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for us to match employee contributions up to $4 per year. We contributed $1,295, $994 and $754 to the 401(k) Plan, net of forfeitures, in 2021, 2020, and 2019, respectively.

In addition to our 401(k) plan, we offer a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. We also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2021 and 2020, the value of the assets associated with this plan was $1,763 and $2,565, respectively, and is included in current assets and other assets in our consolidated balance sheets. Our obligation related to the deferred compensation plan is included in accrued expenses and other liabilities in our consolidated balance sheets. As of December 31, 2021 and 2020, our total obligation under this plan was $1,763 and $2,565, respectively.

Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Revenue Canada. The RRSP also provides for DNAG to match employee contributions up to $4 per year. We contributed $448, $366 and $184 to the RRSP in 2021, 2020, and 2019, respectively.