Form 10-Q
period 2022-09-30
ORASURE TECHNOLOGIES INC
filed 2022-11-08
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 3, 2022, the registrant had 72,622,043 shares of common stock, $0.000001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$75,205	$116,762
Short-term investments	26,432	36,279
Accounts receivable, net of allowance for doubtful accounts of $4,176 and $3,418	61,306	45,323
Inventories	78,805	53,138
Prepaid expenses	5,844	7,939
Other current assets	32,140	28,990
Total current assets	279,732	288,431
Noncurrent Assets:
Property, plant and equipment, net	85,184	88,164
Operating right-of-use assets, net	15,769	9,056
Finance right-of-use assets, net	1,590	2,493
Intangible assets, net	11,919	14,343
Goodwill	34,476	40,279
Long-term investments	—	17,009
Other noncurrent assets	3,538	1,215
Total noncurrent assets	152,476	172,559
TOTAL ASSETS	$432,208	$460,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$40,370	$28,024
Deferred revenue	2,536	2,936
Accrued expenses and other current liabilities	25,412	33,778
Finance lease liabilities	1,242	939
Operating lease liabilities	1,938	2,181
Acquisition-related contingent consideration obligation	199	206
Total current liabilities	71,697	68,064
Noncurrent Liabilities:
Finance lease liabilities	935	1,952
Operating lease liabilities	14,493	7,202
Acquisition-related contingent consideration obligation	117	354
Other noncurrent liabilities	525	651
Deferred income taxes	2,551	2,234
Total noncurrent liabilities	18,621	12,393
TOTAL LIABILITIES	90,318	80,457
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 72,619 and 72,069 shares issued and outstanding	—	—
Additional paid-in capital	518,170	511,063
Accumulated other comprehensive loss	(22,331)	(10,077)
Accumulated deficit	(153,949)	(120,453)
Total stockholders' equity	341,890	380,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$432,208	$460,990

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUES:
Products and services	$112,821	$53,229	$257,224	$165,549
Other	3,642	688	7,177	4,557
	116,463	53,917	264,401	170,106
COST OF PRODUCTS AND SERVICES SOLD	70,271	32,449	166,353	79,639
Gross profit	46,192	21,468	98,048	90,467
OPERATING EXPENSES:
Research and development	9,757	8,596	27,238	25,270
Sales and marketing	13,474	13,886	37,875	33,836
General and administrative	15,527	12,499	52,262	33,680
Loss on impairment	6,559	—	17,101	—
Change in the estimated fair value of acquisition-related contingent consideration	—	(500)	(36)	(1,526)
	45,317	34,481	134,440	91,260
Operating income (loss)	875	(13,013)	(36,392)	(793)
OTHER INCOME	3,255	100	4,520	429
Income (loss) before income taxes	4,130	(12,913)	(31,872)	(364)
INCOME TAX EXPENSE (BENEFIT)	(1,143)	2,102	1,624	12,241
NET INCOME (LOSS)	$5,273	$(15,015)	$(33,496)	$(12,605)
INCOME (LOSS) PER SHARE:
BASIC	$0.07	$(0.21)	$(0.46)	$(0.18)
DILUTED	$0.07	$(0.21)	$(0.46)	$(0.18)
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	72,616	72,023	72,448	71,962
DILUTED	72,785	72,023	72,448	71,962

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$5,273	$(15,015)	$(33,496)	$(12,605)
OTHER COMPREHENSIVE LOSS
Currency translation adjustments	(9,828)	(4,117)	(12,421)	(1,362)
Unrealized gain (loss) on marketable securities	11	(161)	167	(262)
COMPREHENSIVE LOSS	$(4,544)	$(19,293)	$(45,750)	$(14,229)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(33,496)	$(12,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,100	5,155
Depreciation and amortization	11,391	8,479
Loss on impairment	17,101	—
Other non-cash amortization	411	664
Provision for doubtful accounts	974	1,228
Inventory reserve	977	2,908
Unrealized foreign currency gain	(396)	(319)
Interest expense on finance leases	74	84
Deferred income taxes	542	(324)
Loss on disposal of fixed assets	729	—
Change in the estimated fair value of acquisition-related contingent consideration	(36)	(1,526)
Payment of acquisition-related contingent consideration	—	(142)
Changes in assets and liabilities
Accounts receivable	(19,152)	(2,102)
Inventories	(27,586)	(24,597)
Prepaid expenses and other assets	(5,990)	(1,942)
Accounts payable	16,246	2,790
Deferred revenue	(312)	(1,331)
Accrued expenses and other liabilities	233	982
Net cash used in operating activities	(29,190)	(22,598)
INVESTING ACTIVITIES:
Purchases of investments	(22,873)	(25,443)
Proceeds from maturities and redemptions of investments	47,415	53,745
Purchases of property and equipment	(28,081)	(27,508)
Purchase of property and equipment under government contracts	(38,705)	—
Proceeds from funding under government contract	37,756	—
Other investing activities	—	(18)
Net cash (used in) provided by investing activities	(4,488)	776
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(826)	(1,111)
Proceeds from exercise of stock options	15	247
Payment of acquisition-related contingent consideration	(208)	(264)
Repurchase of common stock	(2,008)	(1,924)
Net cash used in financing activities	(3,027)	(3,052)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(4,852)	(966)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,557)	(25,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,762	160,802
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,205	$134,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,400	$12,540
Non-cash investing and financing activities
Accrued property and equipment purchases	1,463	4,382
Accrued property and equipment purchases under government contracts	2,374	—
Unrealized gain (loss) on marketable securities	167	(262)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of our financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations expected for the full year.

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

We record an allowance for credit loss for our available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. During the nine months ended September 30, 2022, we recognized a provision for expected credit losses for our available-for-sale securities of $56.

The following is a summary of our available-for-sale securities as of September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Guaranteed investment certificates	$21,688	$—	$—	$21,688
Corporate bonds	5,011	—	(267)	4,744
Total available-for-sale securities	$26,699	$—	$(267)	$26,432
December 31, 2021
Guaranteed investment certificates	$33,249	$—	$—	$33,249
Corporate bonds	20,473	—	(434)	20,039
Total available-for-sale securities	$53,722	$—	$(434)	$53,288
At September 30, 2022, maturities of our available-for-sale securities were as follows:
Less than one year	$26,699	$—	$(267)	$26,432
Greater than one year	$—	$—	$—	$—

Fair Value of Financial Instruments. As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

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

All of our available-for-sale debt securities are measured as Level 2 instruments as of September 30, 2022 and December 31, 2021. Our available-for-sale guaranteed investment certificates are measured as Level 1 instruments as of September 30, 2022 and December 31, 2021.

Included in cash and cash equivalents at September 30, 2022 and December 31, 2021, was $1,717 and $1,160 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

We offer a nonqualified deferred compensation plan for certain eligible employees and members of our Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of September 30, 2022 and December 31, 2021 was $1,599 and $1,763, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over twenty years, while computer equipment, machinery and equipment, and furniture and fixtures are depreciated over two to ten years. Building improvements are amortized over their estimated useful lives. When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Accumulated depreciation of property, plant and equipment as of September 30, 2022 and December 31, 2021 was $68,626 and $61,157, respectively.

Intangible Assets. Intangible assets consist of customer relationships, patents and product rights, acquired technology and tradenames. Patents and product rights consist of costs associated with the acquisition of patents, licenses, and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years. Accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021 was $29,943 and $30,412, respectively. The decrease in intangible assets from $14,343 as of December 31, 2021 to $11,919 as of September 30, 2022 was due to $1,617 in amortization expense and foreign currency translation losses of $807.

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

During the three months ended September 30, 2022, management determined several manufacturing lines and associated supporting assets will not be utilized due to changes in forecasted demand for the products the lines are intended to produce. As a result of this decision, we determined that the carrying values of the equipment is not recoverable and recorded an aggregate pre-tax asset impairment charge of $6,559 during the three months ended September 30, 2022 to write the assets down to their estimated fair values. This charge is reported within loss on impairment in the consolidated statement of operations.

We estimated the fair value of the impaired long-lived assets using a market approach, which required us to estimate the value that would be received for the equipment in the most advantageous market for that equipment in an orderly transaction between market participants. Due to the extremely specialized nature of the manufacturing equipment and various market data points, the estimated fair value was not significant. Our fair value estimates were representative of Level 3 measurements within the fair value hierarchy due to the significant level of estimation involved and the lack of transparency as to the inputs used.

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

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than a functional currency are included in our consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains resulting from foreign currency transactions that are included in other income in our consolidated statements of operations were $2,342 and $7 for the three months ended September 30, 2022 and 2021, respectively. Net foreign exchange gains (losses) were $2,396 and $(371) for the nine months ended September 30, 2022 and 2021, respectively.

Accumulated Other Comprehensive Loss. We classify items of other comprehensive loss by their nature and disclose the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

We have defined the Canadian dollar as the functional currency of our Canadian subsidiary, DNAG, and we have defined the Euro as the functional currency of our Belgian subsidiary, Novosanis. The results of operations for those subsidiaries are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at September 30, 2022 consisted of $22,064 of currency translation adjustments and $267 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investment portfolio. Accumulated other comprehensive loss at December 31, 2021 consists of $9,643 of currency translation adjustments and $434 of net unrealized losses on marketable securities, which represents the fair market value adjustment for our investments portfolio.

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

Activity for these capital contracts is accounted for pursuant to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. Funding earned in relation to capital-related costs incurred for government contracts is recorded as a reduction to the cost of property, plant and equipment and reflected within investing activities in the consolidated statements of cash flows; and associated unpaid liabilities and government proceeds receivable are considered non-cash changes in such balances within the operating section of the consolidated statements of cash flows. Amounts earned in excess of our expected cost of the project for project management are recognized straight-line in other income over the term of the government contract. We recognized $561 and $1,684 of such income for the three and nine months ended September 30, 2022, respectively, which is reported as other income in our consolidated statement of operations.

The balances corresponding to government contracts included in our consolidated balance sheet are as follows:

	September 30, 2022	December 31, 2021
Other current assets:
Billed receivables	$1,489	$9,913
Unbilled receivables	13,840	9,716
Total other current assets	15,329	19,629
Property, plant and equipment, net:
Cost of assets, cumulative	50,200	11,495
Reduction for funding earned to date, not yet received	(11,913)	(10,964)
Reduction for funding received to date	(38,287)	(531)
Total property, plant and equipment, net	—	—
Other non-current assets - unbilled receivables	2,489	—
Accrued expenses and other current liabilities	$(404)	$(8,103)

3. Inventories

	September 30, 2022	December 31, 2021
Raw materials	$37,137	$33,168
Work in process	2,499	2,252
Finished goods	39,169	17,718
	$78,805	$53,138

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

The computations of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$5,273	$(15,015)	$(33,496)	$(12,605)
Weighted-average shares of common stock outstanding:
Basic	72,616	72,023	72,448	71,962
Dilutive effect of stock options, restricted stock, and performance stock units	169	—	—	—
Diluted	72,785	72,023	72,448	71,962
Earnings (loss) per share:
Basic	$0.07	$(0.21)	$(0.46)	$(0.18)
Diluted	$0.07	$(0.21)	$(0.46)	$(0.18)

For the three months ended September 30,2022, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,734 shares were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 383, 859, and 847 shares, respectively, were excluded from the computation of diluted loss per share.

5. Revenues

Revenues by product line. The following table represents total net revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
COVID-19	$79,920	$13,930	$154,331	$54,147
Genomics	13,980	19,018	44,558	49,333
HIV	9,054	10,022	27,577	29,745
HCV	3,234	2,715	10,182	9,382
Substance abuse	2,595	2,674	7,786	7,265
Microbiome	1,761	1,693	5,583	5,888
Laboratory services	1,957	2,406	4,895	8,017
Other product and service revenues	320	771	2,312	1,772
Net product and services revenues	112,821	53,229	257,224	165,549
Royalty income	409	500	1,735	2,636
Other non-product revenues*	3,233	188	5,442	1,921
Other revenues	3,642	688	7,177	4,557
Net revenues	$116,463	$53,917	$264,401	$170,106

*Other non-product revenues include funded research and development under our BARDA contracts and other grant revenues.

Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$108,941	$42,969	$237,248	$139,669
Europe	2,207	2,411	8,929	10,288
Other regions	5,315	8,537	18,224	20,149
	$116,463	$53,917	$264,401	$170,106

Customer and Vendor Concentrations. At September 30, 2022, one non-commercial customer accounted for 47% of our accounts receivable. No customers accounted for more than 10% of our accounts receivable as of December 31, 2021. One non-commercial customer accounted for 69% and 53% of net consolidated revenues for the three and nine months ended September 30, 2022, respectively. One customer accounted for 14% of net consolidated revenues for the three months ended September 30, 2021. Another customer accounted for 10% of net consolidated revenues for the nine months ended September 30, 2021.

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

Deferred Revenue. We record deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2022 and December 31, 2021 includes customer prepayments of $1,762 and $1,843, respectively. Deferred revenue as of September 30, 2022 and December 31, 2021 also includes $774 and $1,093, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that average price.

6. Goodwill

The following table represents the changes in goodwill by operating segment for the nine months ended September 30, 2022:

	Diagnostics	Molecular Solutions
Balance as of January 1, 2022	$3,604	$36,675
Impairment	(3,604)	—
Change related to foreign currency translation	—	(2,199)
Balance as of September 30, 2022	$—	$34,476

During the second quarter of 2022, we determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding significant decline in our market capitalization. As a result, we performed an interim goodwill impairment test and concluded that the carrying value of our Diagnostics reporting unit exceeded its estimated fair value and the goodwill balance for that segment was fully impaired. Thus, we recognized a pre-tax impairment charge of $3.6 million during the three months ended June 30, 2022, which is reported in loss on impairments in our condensed consolidated statement of operations.

In the second quarter, we estimated fair values of both of our reporting units using a combined income-based approach and market-based approach. Our income approach utilized projected future cash flows that were discounted at a rate of 22% for the Diagnostic reporting unit and 20% for the Molecular Solutions reporting unit based on a weighted-average cost of capital analysis that reflected current market conditions. The market comparable approach primarily considered earnings, revenue and other multiples of comparable companies and applied those multiples to certain key drivers of the reporting units. This market approach utilized a revenue multiple weighted by year for the Diagnostics reporting unit and both a revenue and EBITDA multiple for the Molecular Solutions reporting unit. We assigned a weight of 75% to the results of our income-based approach and 25% to the results from the market-based approach for estimation of the reporting units' fair value. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

We perform an annual goodwill impairment assessment as of July 31 each year. Historically this involved a qualitative analysis that resulted in a conclusion that it was more likely than not that the fair value of our reporting units is greater than their carrying value. In 2022, as a result of the depressed market price of the Company's common stock and corresponding significant decline in our market capitalization, we performed a quantitative analysis by comparing the estimated fair values of our reporting units to their respective carrying values. Our quantitative goodwill impairment test assessment as of July 31, 2022 concluded that the carrying value of our Molecular Solutions reporting unit exceeded its estimated fair value and no impairment of the related goodwill exists.

A more frequent evaluation is performed if an event occurs or circumstances change between annual tests that could more likely than not reduce the fair value of a reporting unit below its carrying amount.

7. Accrued Expenses and other current liabilities

	September 30, 2022	December 31, 2021
Payroll and related benefits	$11,263	$15,570
Commitment to purchase under government contract	—	8,103
Professional fees	4,771	3,335
Sales tax payable	1,372	2,227
Other	8,006	4,543
	$25,412	$33,778

8. Leases

We determine whether an arrangement is a lease at inception. We have operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of September 30, 2022, we are the lessee in all agreements. Our leases have remaining lease terms of 1 to 11 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year.

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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$842	$655	$2,352	$1,574
Variable and short-term lease cost	332	—	559	—
Finance lease cost:
Amortization of right-of use assets	343	571	1,034	910
Interest on lease liabilities	19	49	74	84
Total finance lease cost	362	620	1,108	994
Total lease cost	$1,536	$1,275	$4,019	$2,568

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,659	$1,182
Operating cash flows from financing leases	74	84
Financing cash flows from financing leases	826	1,111
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	9,038	45
Right-of-use assets obtained in exchange for finance lease obligations	117	2,746

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use assets	$15,769	$9,056
Lease liabilities:
Current lease liabilities	1,938	2,181
Non-current lease liabilities	14,493	7,202
Total operating lease liabilities	$16,431	$9,383

Finance Leases
Right-of-use assets	$1,590	$2,493
Lease liabilities:
Current lease liabilities	1,242	939
Non-current lease liabilities	935	1,952
Total finance lease liabilities	$2,177	$2,891

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	7.46 years	5.26 years
Weighted-average remaining lease term—finance leases	1.59 years	2.21 years

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.25%	3.90%
Weighted-average discount rate—finance leases	3.45%	3.57%

As of September 30, 2022, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2022 (excluding the nine months ended September 30, 2022)	$373	$795
2023	1,125	2,043
2024	738	2,947
2025	18	2,583
2026	11	2,385
Thereafter	—	8,800
Total minimum lease payments	2,265	19,553
Less: imputed interest	(88)	(3,122)
Present value of lease liabilities	$2,177	$16,431

On October 19, 2022, the Company entered into a termination agreement for a warehouse entered into on January 3, 2022, related to its 96,010 square foot facility in York, Pennsylvania. Pursuant to the terms of the termination agreement, the lease terminated, effective on October 31, 2022. The Company is not required to pay a termination fee, and has been released from all further rent obligations under the lease, resulting in ongoing annual cash savings of approximately $735. Termination will result in an operating right-of-use assets and lease liabilities reduction of $4,927 and $5,146, respectively.

9. Stockholders’ Equity

Reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	72,069	$—	$511,063	$(10,077)	$(120,453)	$380,533

Common stock issued upon exercise of options	2	—	15	—	—	15
Vesting of restricted stock and performance stock units	352	—	—	—	—	—
Purchase and retirement of common shares	(116)	—	(1,049)	—	—	(1,049)
Stock-based compensation	—	—	3,524	—	—	3,524
Net loss	—	—	—	—	(19,967)	(19,967)
Currency translation adjustments	—	—	—	1,756	—	1,756
Unrealized gain on marketable securities	—	—	—	74	—	74
Balance at March 31, 2022	72,307	$—	$513,553	$(8,247)	$(140,420)	$364,886
Common stock issued upon exercise of options	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	407	—	—	—	—	—
Purchase and retirement of common shares	(142)	—	(905)	—	—	(905)
Stock-based compensation	—	—	3,280	—	—	3,280
Net loss	—	—	—	—	(18,802)	(18,802)
Currency translation adjustments	—	—	—	(4,349)	—	(4,349)
Unrealized gain on marketable securities	—	—	—	82	—	82
Balance at June 30, 2022	72,572	$—	$515,928	$(12,514)	$(159,222)	$344,192
Common stock issued upon exercise of options	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	66	—	—	—	—	—
Purchase and retirement of common shares	(19)	—	(54)	—	—	(54)
Stock-based compensation	—	—	2,296	—	—	2,296
Net income	—	—	—	—	5,273	5,273
Currency translation adjustments	—	—	—	(9,828)	—	(9,828)
Unrealized loss on marketable securities	—	—	—	11	—	11
Balance at September 30, 2022	72,619	$—	$518,170	$(22,331)	$(153,949)	$341,890

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	71,738	$—	$505,123	$(9,097)	$(97,455)	$398,571
Common stock issued upon exercise of options	11	—	92	—	—	92
Vesting of restricted stock and performance stock units	318	—		—	—	—
Purchase and retirement of common shares	(111)	—	(1,730)	—	—	(1,730)
Stock-based compensation	—	—	1,464	—	—	1,464
Net income	—	—	—	—	3,774	3,774
Currency translation adjustments	—	—	—	1,352	—	1,352
Unrealized gain on marketable securities	—	—	—	21	—	21
Balance at March 31, 2021	71,956	$—	$504,949	$(7,724)	$(93,681)	$403,544
Common stock issued upon exercise of options	3	—	29	—	—	29
Vesting of restricted stock and performance stock units	64	—	—	—	—	—
Purchase and retirement of common shares	(15)	—	(147)	—	—	(147)
Stock-based compensation	—	—	1,473	—	—	1,473
Net loss	—	—	—	—	(1,364)	(1,364)
Currency translation adjustments	—	—	—	1,403	—	1,403
Unrealized loss on marketable securities	—	—	—	(122)	—	(122)
Balance at June 30, 2021	72,008	$—	$506,304	$(6,443)	$(95,045)	$404,816
Common stock issued upon exercise of options	18	—	126	—	—	126
Vesting of restricted stock and performance stock units	16	—	—	—	—	—
Purchase and retirement of common shares	(4)	—	(47)	—	—	(47)
Stock-based compensation	—	—	2,218	—	—	2,218
Net loss	—	—	—	—	(15,015)	(15,015)
Currency translation adjustments	—	—	—	(4,117)	—	(4,117)
Unrealized loss on marketable securities	—	—	—	(161)	—	(161)
Balance at September 30, 2021	72,038	$—	$508,601	$(10,721)	$(110,060)	$387,820

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

Total compensation expense related to stock options for the nine months ended September 30, 2022 and 2021 was $1,213 and $793, respectively.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

Options
Outstanding on January 1, 2022	1,410
Granted	589
Exercised	(2)
Expired	(20)
Forfeited	(173)
Outstanding on September 30, 2022	1,804

Compensation expense of $7,047 and $2,891 related to restricted shares was recognized during the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes time-vested restricted stock award and restricted stock unit activity for the nine months ended September 30, 2022:

Units
Issued and unvested, January 1, 2022	701
Granted	2,964
Vested	(618)
Forfeited	(270)
Issued and unvested, September 30, 2022	2,777

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

Compensation expense of $840 and $1,471 related to PSUs was recognized during the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the PSU activity for the nine months ended September 30, 2022:

Units
Issued and unvested, January 1, 2022	622
Granted (1)	532
Performance adjustment (2)	36
Vested	(207)
Forfeited	(200)
Issued and unvested, September 30, 2022	783

(1) Grant activity for all PSUs disclosed at target

(2) Reflects the performance adjustment based on actual performance measured at the end of the performance period

Stock Repurchase Program

On August 5, 2008, our Board of Directors approved a share repurchase program pursuant to which we are permitted to acquire up to $25,000 of our outstanding common shares. No shares were purchased and retired during the nine months ended September 30, 2022 and 2021.

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

Pursuant to the Transition Agreement, Dr. Tang received severance of $1,569, which was accrued in the consolidated financial statements at December 31, 2021 and paid in April 2022. Additionally, in accordance with his Transition Agreement, certain of his unvested time-vesting restricted stock awards and unvested PSUs that were outstanding at March 31, 2022 vested on April 8, 2022. His remaining unvested time-vesting restricted stock awards and PSUs were forfeited on March 31, 2022. These payments, rights and benefits are substantially similar to the severance benefits contemplated by his previous employment agreement in respect to a termination without cause thereunder. In aggregate, we recognized a net $0 and $1,508 of expense in relation to Dr. Tang's stock compensation during the three and nine months ended September 30, 2022, respectively.

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

On May 20, 2022, the Company entered into an employment agreement with Carrie Eglinton Manner, and in connection therewith, the Company's Board of Directors appointed Ms. Eglinton Manner as the Company’s President and Chief Executive Officer, effective June 4, 2022 (the “Effective Date”). Pursuant to the employment agreement, Ms. Eglinton Manner’s initial annual base salary is $700 and she will participate in the Company’s annual incentive plan with a target annual incentive amount of at least 100% of her annual base salary. Additionally, she received inducement grants comprised of (i) a restricted stock unit award with a grant date fair value of $4,000, which vests on the second anniversary of the Effective Date (ii) a restricted stock award with a grant date fair value of $1,600, which vests annually starting on the first anniversary of the Effective Date and (iii) a PSU award, which will be subject to the same vesting and performance conditions as are applicable to the 2022 performance-based restricted stock unit awards granted to the Company’s other executive officers.

11. Income Taxes

During the three and nine months ended September 30, 2022, we recorded an income tax expense (benefit) of $(1,143) and $1,624, respectively. Tax expense for the nine months ended September 30, 2022 includes $1,683 of withholding tax paid on the repatriation of $65,000 of unremitted earnings from Canada to the United States. The remaining tax expense for the first nine months of 2022 is comprised of U.S. state income taxes of $379 and a foreign tax benefit of $438. During the three and nine months ended September 30, 2021, we recorded income tax expense of $2,102 and $12,241, respectively, which primarily consists of foreign tax expense. The decline in foreign tax expense in both periods of 2022 compared to 2021 is a result of the decrease in income before taxes generated by our Canadian subsidiary.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of our total deferred tax liability as of September 30, 2022 and December 31, 2021 relate to the tax effects of the basis difference between the intangible assets acquired in our acquisitions for financial reporting and for tax purposes along with basis differences arising from accelerated tax depreciation of fixed assets.

In 2008, we established a full valuation allowance against our U.S. deferred tax asset. Management believes the full valuation allowance is still appropriate at both September 30, 2022 and December 31, 2021 since the facts and circumstances necessitating the allowance have not changed.

12. Commitments and Contingencies

Litigation

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on our future financial position or results of operations.

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office. DNAG filed a motion to dismiss Spectrum’s counterclaims in October 2021, which was denied by the Court on March 30, 2022. Fact discovery is ongoing. The final pretrial conference is set for September 7, 2023.

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

We organized our operating segments according to the nature of the products included in those segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate performance of our operating segments based on revenue and operating income. We do not allocate interest income, interest expense, other income, other expenses or income taxes to our operating segments. Inter-segment revenues and expenses are eliminated.

The following table summarizes operating segment information for the three and nine months ended September 30, 2022 and 2021, and asset information as of September 30, 2022 and December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Diagnostics	$97,651	$23,511	$196,416	$57,368
Molecular Solutions	18,812	30,406	67,985	112,738
Total	$116,463	$53,917	$264,401	$170,106
Operating income (loss):
Diagnostics	$11,289	$(18,446)	$(20,274)	$(42,413)
Molecular Solutions	(10,414)	5,433	(16,118)	41,620
Total	$875	$(13,013)	$(36,392)	$(793)
Depreciation and amortization:
Diagnostics	$2,112	$1,136	$5,742	$2,965
Molecular Solutions	1,815	2,199	5,649	5,514
Total	$3,927	$3,335	$11,391	$8,479
Loss on impairment:
Diagnostics	$—	$—	$8,517	$—
Molecular Solutions	6,559	—	8,584	—
Total	$6,559	$—	$17,101	$—
Capital expenditures:
Diagnostics(1)	$2,212	$3,647	$25,646	$19,797
Molecular Solutions	429	932	2,435	7,711
Total	$2,641	$4,579	$28,081	$27,508

(1) Excludes $4,902 and $38,705 for purchases of property and equipment under government contracts for the three and nine months ended September 30, 2022, respectively.

	September 30, 2022	December 31, 2021
Total assets:
Diagnostics	$265,790	$209,674
Molecular Solutions	166,418	251,316
Total	$432,208	$460,990

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
•
the potential impact of healthcare reform in the United States, including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
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

In 2020, we expanded the market focus of our Molecular Solutions business by selling existing collection products for use with COVID-19 tests. In 2022, demand for COVID-19 PCR testing has declined driven by the availability of antigen tests and the wider availability of vaccines, thereby negatively impacting the sales of the collection products. We have also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health.

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

Due to COVID-19, we have experienced volatility, including periods of material decline compared to prior year periods in testing volume of our base business (which excludes COVID-19 testing) and periods of significant demand for our COVID-19 testing product, with demand generally fluctuating in line with changes in prevalence of the virus and related variants. While demand for our COVID-19 PCR testing has declined in 2022, it is difficult for us to predict the duration or magnitude of the outbreak’s effects on our business or results of operations.

BARDA Funding for Ebola Product

In September 2022, we entered into an agreement with Biomedical Advanced Research and Development Authority ("BARDA"), which is part of the office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services ("HHS"), pursuant to which BARDA will provide up to $8.6 million in funding to us to develop a 2nd generation Ebola test on the OraQuick® testing platform. Our current OraQuick® Ebola Rapid Antigen Test is de novo authorized for use with whole blood or cadaveric oral fluid. The test received de novo authorization from the FDA in 2019, making it the first and only rapid antigen test to receive authorization for the detection of Ebola virus.

New Contract for In-Home HIV Tests

In September 2022, we were selected to provide our OraQuick® In-Home HIV tests in support of the Centers for Disease Control and Preventions (CDC) “Together Take Me Home,” HIV self-test program. Under the program, the CDC will provide $41.5 million over a five-year period to support community testing. Emory University will manage the program and closely collaborate with a number of partner organizations, including OraSure, to supply tests to communities not equitably reached by HIV testing services across the United States.
Under the "Together Take Me Home" HIV self-test program, we will provide up to 1 million OraQuick® In-Home HIV tests over a five-year period. Emory University and partner organizations will manage the program and provide logistical and distribution services for the tests. A free HIV self-test will be mailed in discreet packages to people who enroll through its website. The program will target populations that are disproportionately affected by HIV and less likely to have access to key prevention services.

Current Consolidated Financial Results

During the nine months ended September 30, 2022, our consolidated net revenues increased 55% to $264.4 million, compared to $170.1 million for the nine months ended September 30, 2021. Net product and services revenues during the nine months ended September 30, 2022 increased 55% when compared to the same period of 2021, largely due to $144.8 million of InteliSwab® COVID-19 rapid test revenues recorded in the first nine months of 2022 compared to $7.9 million of revenue in the comparable period of 2021. We first began selling this product in August of 2021. Also contributing to the increased revenues were higher domestic sales of our HCV product and higher overall sales of our substance abuse testing and Colli-Pee® products. Declines in sales of our molecular sample collection kits for COVID-19 testing, lower laboratory services revenues, and a decline in international sales of our HIV products partially offset these positive drivers of revenue. Other revenues for the nine months ended September 30, 2022 were $7.2 million compared to $4.6 million in the same period of 2021. This increase was largely due to higher research and development funding associated with our InteliSwab® COVID-19 rapid test offset by a decrease in royalty income.

Our consolidated net loss for the nine months ended September 30, 2022 was $33.5 million, or $0.46 per share on a fully diluted basis, compared to a consolidated net loss of $12.6 million, or $0.18 per share on a fully diluted basis, for the nine months ended September 30, 2021. Results for the nine months ended September 30, 2022 were impacted by lower gross margins rates caused by an unfavorable product mix of higher sales of lower margin products, increases in inventory reserves associated with excess inventory levels and manufacturing inefficiencies that occurred in the first quarter of 2022, lower absorption of labor costs that also occurred in the first half of 2022 and the absence of the Gates subsidy which expired in June 2021. Also contributing to our net loss is an increase in operating expense as a result of impairment charges taken on idle manufacturing lines and goodwill, higher legal fees, severance charges and accelerated stock compensation expense associated with our CEO transition and termination of our general counsel, increased staffing costs due to overall higher headcount, and nonrecurring costs associated with our strategic alternatives process.

Cash used in operating activities during the nine months ended September 30, 2022 was $29.2 million compared to cash used in operating activities during the nine months ended September 30, 2021 of $22.6 million. During the first nine months of 2022, our cash flow used in operating activities increased as a result of our net loss and increased working capital requirements as we scaled our InteliSwab® manufacturing capacity to meet higher demand. As of September 30, 2022, we had $101.6 million in cash, cash equivalents and available-for-sale securities.

Results of Operations

Three months ended September 30, 2022 compared to September 30, 2021

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments during the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2022	2021	% Change	2022	2021
Diagnostics	$94,402	$23,281	305%	81%	43%
Molecular Solutions	18,419	29,948	(38)	16	56
Net product and services revenues	112,821	53,229	112	97	99
Other	3,642	688	429	3	1
Net revenues	$116,463	$53,917	116%	100%	100%

Consolidated net product and services revenues increased 112% to $112.8 million for the three months ended September 30, 2022 from $53.2 million for the three months ended September 30, 2021. The increase in revenues is largely due to $79.6 million of InteliSwab® COVID-19 rapid test revenues in the third quarter of 2022 compared to $7.7 million in the third quarter of 2021. We first began selling this product in August of 2021. Higher sales of our HCV product also contributed to the increased revenues. Declines in revenues across all other product lines partially offset this positive driver of revenue. Other revenues for the three months ended September 30, 2022 increased 429% to $3.6 million from $688,000 for the three months ended September 30, 2021 due to higher research and development funding associated with the development of our InteliSwab® COVID-19 rapid test.

Consolidated net revenues derived from products sold to customers outside of the United States were $7.5 million and $10.9 million, or 6% and 20% of total net revenues, for the three months ended September 30, 2022 and 2021, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Diagnostics segment during the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
Market	2022	2021	% Change	2022	2021
Infectious disease testing:
COVID-19	$79,559	$7,675	937%	81%	33%
Other	12,248	12,932	(5)	12	55
Total infectious disease testing	91,807	20,607	346	94	88
Substance abuse testing	2,595	2,674	(3)	3	11
Net product revenues	94,402	23,281	305	97	99
Other	3,249	230	NM	3	1
Net revenues	$97,651	$23,511	315%	100%	100%

NM - not meaningful

Infectious Disease Testing Market

COVID-19 revenues were $79.6 million for the three months ended September 30, 2022, driven by sales of our InteliSwab® COVID-19 rapid test. We first began selling this product in August of 2021.

Sales to the other infectious disease testing markets decreased 5% to $12.2 million for the three months ended September 30, 2022 from $12.9 million for the three months ended September 30, 2021. This decrease resulted from lower international sales of our OraQuick® HIV product offset by increased domestic sales of the same product and higher world-wide OraQuick® HCV product sales.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
Market	2022	2021	% Change
Domestic HIV	$4,609	$3,440	34%
International HIV	4,445	6,582	(32)
Net HIV revenues	9,054	10,022	(10)
Domestic HCV	1,866	1,827	2
International HCV	1,368	888	54
Net HCV revenues	3,234	2,715	19
Net OraQuick® revenues	$12,288	$12,737	(4)%

Domestic OraQuick® HIV sales increased 34% to $4.6 million for the three months ended September 30, 2022 from $3.4 million for the three months ended September 30, 2021, primarily as a result of an increase in new customers driven by our distributor channel and an increase in sales of our OraQuick® In-Home HIV test sold to public health agencies as demand shifts from in-person testing to in-home testing.

International sales of our OraQuick® HIV tests decreased 32% to $4.4 million for the three months ended September 30, 2022 from $6.6 million for the three months ended September 30, 2021 largely due to customer ordering patterns.

Domestic OraQuick® HCV sales remained largely flat at $1.9 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021.

International OraQuick® HCV sales increased 54 % to $1.4 million for the three months ended September 30, 2022 compared to $888,000 for the three months ended September 30, 2021 due to a recovery in ordering by certain countries post the COVID-19 impact.

Substance Abuse Testing Market

Sales to the substance abuse testing assessment market remained largely flat at $2.6 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021.

Other Revenues

Other revenues for the three months ended September 30, 2022 increased to $3.2 million from $230,000 for the three months ended September 30, 2021, due to higher research and development funding associated with our InteliSwab® COVID-19 rapid test.

Molecular Solutions Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
Market	2022	2021	% Change
Genomics	$13,980	$19,018	(26)%
Microbiome	1,761	1,693	4
COVID-19	361	6,255	(94)
Laboratory services	1,957	2,406	(19)
Other product and service revenues	360	576	(38)
Net molecular product and services revenues	$18,419	29,948	(38)
Other	393	458	(14)
Net molecular revenues	$18,812	$30,406	(38)%

Sales of our genomics products decreased 26% to $14.0 million for the three months ended September 30, 2022, compared to $19.0 million for the three months ended September 30, 2021, as result of customer ordering patterns and a shift in market prioritization at our larger commercial customers.

Microbiome kit sales increased 4% to $1.8 million for the three months ended September 30, 2022 compared to $1.7 million for the three months ended September 30, 2021, due to renewal of clinical study activities, new customer accounts offset by other customer ordering patterns.

Sales of our molecular sample collection kits for COVID-19 testing decreased 94% to $0.3 million for the three months ended September 30, 2022 compared to $6.3 million during the comparable period in 2021 due to lower COVID-19 PCR testing sales to our core customers, driven by the availability of antigen tests, the wider availability of vaccines and high inventory levels held by some of those customers and the termination of public funding for PCR testing.

Laboratory services revenues declined 19% to $2.0 million for the three months ended September 30, 2022 compared to $2.4 million for the three months ended September 30, 2021 as a result of a large customer ceasing its operations and a decline in clinical trial work at certain pharmaceutical customers, partially offset by the addition of new customer accounts.

Other product and service revenues declined 38% to $0.3 million in the third quarter of 2022 compared to $576,000 in the third quarter of 2021 largely due to the timing of customer orders.

Other revenues for the three months ended September 30, 2022 decreased 14% to $0.4 million from $0.5 million for the three months ended September 30, 2021, largely as a result of lower royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit margins remained flat at 40% for both the three months ended September 30, 2022 and 2021.

Consolidated operating income for the three months ended September 30, 2022 was $875 thousand, a $13.9 million increase from the $13.0 million operating loss reported for the three months ended September 30, 2021. Results for the three months ended September 30, 2022 were positively impacted by the increase in revenues described above partially offset by impairment charges of $6.6 million associated with idle manufacturing lines associated with our molecular business and by an increase in operating expenses as described below.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have inter-segment revenue and expenses that are eliminated in consolidation, including the fees associated with an intercompany service agreement between the U.S. and Canadian entities.

Diagnostics Segment

The gross profit margin for the Diagnostics segment was 38% for the three months ended September 30, 2022 compared to 16% for the three months ended September 30, 2021. This increase is due to improved product mix of higher margin product sales and the improved quality-yield experienced as compared to the scale-up and production issues experienced in the third quarter of 2021 related to the manufacturing of InteliSwab® tests which caused higher than normal scrap rates. In addition, the third quarter of 2021 included a reserve for COVID-19 antibody inventory that did not recur in the third quarter of 2022. Also contributing to the higher margins is the increase in non-product revenues which contributes 100% to the gross margin rate.

Research and development expenses increased 26% to $7.4 million for the three months ended September 30, 2022 compared to $5.9 million for the three months ended September 30, 2021 largely due to increased clinical study activities related to obtaining CE mark for our InteliSwab® rapid test and increased staffing costs associated with higher head count. Sales and marketing expenses increased 8% to $9.7 million for three months ended September 30, 2022 from $9.0 million for the three months ended September 30, 2021 due to an increase in our reserve for uncollectible accounts, increased staffing costs associated with higher head count and increased travel expenses as travel and in person events have resumed as COVID-19 restrictions have been lifted. These increases in spend were partially offset by a decline in consulting spend associated with business strategy work that occurred in 2021 and did not repeat in 2022 and lower advertising and market research costs associated with our InteliSwab® test. General and administrative expenses increased 5% to $8.9 million for the three months ended September 30, 2022 from $8.1 million for the three months ended September 30, 2021 largely due to increased staffing costs.

All of the above contributed to the Diagnostics segment’s operating income of $11.3 million for the three months ended September 30, 2022, which included the non-cash impairment charges of $8.5 million, non-cash charges of $2.1 million for depreciation and amortization and $1.6 million for stock-based compensation. The Diagnostics segment operating loss in the third quarter of 2021 included a $1.5 million non-cash pre-tax benefit associated with the change in the fair value of acquisition-related contingent consideration. There was no similar benefit recorded in the third quarter of 2022.

Molecular Solutions Segment

The gross profit margin for the Molecular Solutions segment was 49% for the three months ended September 30, 2022 compared to 58% for the three months ended September 30, 2021. This decrease was due to a less favorable product mix.

Research and development expenses decreased 13% to $2.4 million for the three months ended September 30, 2022 from $2.7 million for the three months ended September 30, 2021 largely due to a decline in non-cash stock compensation expense. Sales and marketing expenses decreased 23% to $3.8 million for the three months ended September 30, 2022 from $4.9 million for the three months ended September 30, 2021 largely due to a decline in consulting spend associated with business strategy work that occurred in 2021 and did not repeat in 2022, a decrease in expense related to the cancellation of a marketing loyalty program, and lower amortization expense as related intangibles were fully amortized at the end of 2021. General and administrative expenses increased 58% to $7.0 million for the three months ended September 30, 2022 from $4.4 million for the three months ended September 30, 2021 largely due to higher legal fees, increased non-cash stock compensation costs, and penalties and interest recorded related to a sales tax audit that did not occur in 2021.

Operating expenses for the Molecular segment also include an impairment charge of $6.6 million for the three months ended September 30, 2022 associated with several idle manufacturing lines for which there are no projected cash flow and minimal resale or salvage value.

All of the above contributed to the Molecular Solutions segment’s operating loss of $10.4 million for the three months ended September 30, 2022, which included the non-cash impairment charge of $6.6 million, non-cash charges of $1.8 million for depreciation and amortization and $0.7 million for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2022, we recorded a U.S. state tax benefit of $40,000 compared to $102,000 for the three months ended September 30, 2021. For the three months ended September 30, 2022, we recorded a foreign tax benefit of $1.1 million compared to foreign tax expense of $2.2 million for the three months ended September 30, 2021. This overall decrease in foreign tax expense is largely a result of the decrease in income before taxes generated by our Canadian subsidiary.

Nine months ended September 30, 2022 compared to September 30, 2021

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total consolidated net revenues (dollars in thousands) generated by each of our business segments during the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	Dollars			Percentage of Total Net Revenues
	2022	2021	% Change	2022	2021
Diagnostics	$190,774	$54,867	248%	72%	32%
Molecular Solutions	66,450	110,682	(40)	26	65
Net product and services revenues	257,224	165,549	55	98	97
Other	7,177	4,557	57	3	4
Net revenues	$264,401	$170,106	55%	101%	101%

Consolidated net product and services revenues increased 55% to $257.2 million for the nine months ended September 30, 2022 from $165.5 million for the nine months ended September 30, 2021. The increase in revenues is largely due to $144.8 million of InteliSwab® COVID-19 rapid test revenues recorded in the first nine months of 2022 compared to $7.9 million of revenue in the comparable period of 2021. We first began selling this product in August of 2021. Also contributing to the increased revenues were higher domestic sales of our HCV product and higher overall sales of our substance abuse testing and Colli-Pee® products. Declines in sales of our molecular sample collection kits for COVID-19 testing, lower laboratory services revenues, and a decline in international sales of our HIV products partially offset these positive drivers of revenue. Other revenues for the nine months ended September 30, 2022 were $7.2 million compared to $4.6 million in the same period of 2021. This increase was largely due to higher research and development funding associated with our InteliSwab® COVID-19 rapid test offset by a decrease in royalty income.

Consolidated net revenues derived from products sold to customers outside of the United States were $27.2 million and $30.4 million, or 10% and 18% of total net revenues, for the nine months ended September 30, 2022 and 2021, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Diagnostics segment during the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	Dollars				Percentage of Total Net Revenues
Market	2022	2021	% Change		2021	2020
Infectious disease testing:
COVID-19	$144,809	$7,938	NM	%	74%	0%
Other	38,179	39,664	(4)		18	69
Total infectious disease testing	182,988	47,602	284		93	83
Substance abuse testing	7,786	7,265	7		4	13
Net product revenues	190,774	54,867	248		97	96
Other	5,642	2,501	126		4	3
Net revenues	$196,416	$57,368	242%		101%	99%

NM - not meaningful

Infectious Disease Testing Market

COVID-19 revenues were $144.8 million for the nine months ended September 30, 2022, compared to $7.9 million for the nine months ended September 30, 2021. This increase was driven by sales of our InteliSwab® COVID-19 rapid test which we first began selling in August of 2021.

Sales to the other infectious disease testing markets decreased 4% to $38.2 million for the nine months ended September 30, 2022 from $39.7 million for the nine months ended September 30, 2021. This decrease resulted from lower world-wide OraQuick® HIV and international OraQuick® HCV product sales, partially offset by higher domestic OraQuick® HCV sales.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
Market	2022	2021	% Change
Domestic HIV	$12,115	$12,490	(3)%
International HIV	15,462	17,255	(10)
Net HIV revenues	27,577	29,745	(7)
Domestic HCV	6,440	5,580	15
International HCV	3,742	3,802	(2)
Net HCV revenues	10,182	9,382	9
Net OraQuick® revenues	$37,759	$39,127	(3)%

Domestic OraQuick® HIV sales decreased 3% to $12.1 million for the nine months ended September 30, 2022 from $12.5 million for the nine months ended September 30, 2021, primarily as a result of a large order fulfilled in the first half of 2021 for our OraQuick® In-Home HIV test shipped to the CDC and used in an initiative to drive increased in-home HIV testing. A similar order did not occur during the nine months ended September 30, 2022.

International sales of our OraQuick® HIV tests decreased 10% to $15.5 million for the nine months ended September 30, 2022 from $17.3 million for the nine months ended September 30, 2021 due to customer ordering patterns and the absence of the Gates Foundation subsidy, which expired in June 2021 and is not included in revenues in 2022.

Domestic OraQuick® HCV sales increased 15% to $6.4 million for the nine months ended September 30, 2022 from $5.6 million for the nine months ended September 30, 2021, driven by new funding granted by certain state governments, increased legislation regarding drug testing and a rise in drug use requiring more testing.

International OraQuick® HCV sales remained largely flat at $3.7 million for the nine months ended September 30, 2022 compared to $3.8 million for the nine months ended September 30, 2021.

Sales to the substance abuse testing assessment market increased 7% to $7.8 million for the nine months ended September 30, 2022 compared to $7.3 million for the nine months ended September 30, 2021 due to market share gains.

Other Revenues

Other revenues for the nine months ended September 30, 2022 increased to $5.6 million from $2.5 million for the nine months ended September 30, 2021, due to higher research and development funding for 510(k) clearance and CLIA waiver of our InteliSwab® COVID-19 rapid test partially offset by lower royalty income.

Molecular Solutions Segment

The table below shows a breakdown of our total net revenues (dollars in thousands) during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
Market	2022	2021	% Change
Genomics	$44,558	$49,333	(10)%
Microbiome	5,583	5,888	(5)
COVID-19	9,522	46,209	(79)
Laboratory services	4,895	8,017	(39)
Other product revenues	1,892	1,235	53
Net molecular product and services revenues	$66,450	$110,682	(40)
Other	1,535	2,056	(25)
Net molecular product and services revenues	$67,985	$112,738	(40)%

Sales of our genomics products decreased 10% to $44.6 million for the nine months ended September 30, 2022, compared to $49.3 million for the nine months ended September 30, 2021 largely as a result of customer ordering patterns and a shift in market prioritization at our larger commercial customers.

Microbiome kit sales decreased 5% to $5.6 million for the nine months ended September 30, 2022 compared to $5.9 million for the nine months ended September 30, 2021, due to customer ordering patterns.

Sales of our molecular sample collection kits for COVID-19 testing decreased 79% to $9.5 million for the nine months ended September 30, 2022 compared to $46.2 million during the comparable period in 2021 due to lower COVID-19 PCR testing sales to our core customers, driven by the availability of antigen tests, the wider availability of vaccines, lower public funding for PCR testing, and high inventory levels held by some of those customers.

Laboratory services revenues declined 39% to $4.9 million for the nine months ended September 30, 2022 compared to $8.0 million for the nine months ended September 30, 2021 as a result of a large customer ceasing its operations and a slowdown in clinical trials.

Other product and service revenues increased 53% to $1.9 million for the nine months ended September 30, 2022 compared to $1.2 million for the nine months ended September 30, 2021 largely due to increased sales by our Novosanis subsidiary.

Other revenues for the nine months ended September 30, 2022 decreased 25% to $1.5 million from $2.1 million for the nine months ended September 30, 2021, largely as a result of lower royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit margins were 37% for the nine months ended September 30, 2022 compared to 53% for the nine months ended September 30, 2021. The decrease in gross margins rates was caused by an unfavorable product mix of higher sales of lower margin products, increases in inventory reserves associated with excess inventory levels and manufacturing inefficiencies that occurred in the first quarter of 2022, lower absorption of labor costs that also occurred in the first half of 2022 and the absence of the Gates Foundation subsidy which expired in June 2021.

Consolidated operating loss for the nine months ended September 30, 2022 was $36.4 million, a $35.6 million decrease from the $793 thousand recorded for the nine months ended September 30, 2021. Results in 2022 were negatively impacted by the lower gross profit margin described above coupled with an increase in operating expenses as described below, including an aggregate impairment charge of $17.1 million.

OPERATING INCOME (LOSS) BY SEGMENT

We evaluate performance of our operating segments based on revenue and operating income. Reportable segments have inter-segment revenue and expenses that are eliminated in consolidation, including the fees associated with an intercompany service agreement between the U.S. and Canadian entities.

Diagnostics Segment

The gross profit margin for the Diagnostics segment was 33% for the nine months ended September 30, 2022 compared to 29% for the nine months ended September 30, 2021. This improvement in margin is a result of a more favorable product mix, the increase in non-product revenues which contribute 100% to the gross margin rate partially offset by increases in scrap and lower absorption of labor costs associated with the manufacturing inefficiencies that occurred earlier in 2022 that have since been corrected and the June 2021 expiration of subsidies under the support agreement with the Gates Foundation.

Research and development expenses increased 10% to $19.2 million for the nine months ended September 30, 2022 compared to $17.4 million for the nine months ended September 30, 2021 largely due to higher staffing costs associated with increased head count, increased clinical study activities related to obtaining CE mark for our InteliSwab® rapid test, partially offset by lower product development activities related to our InteliSwab® rapid test as we received EUA authorization in June 2021. Sales and marketing expenses increased 18% to $25.6 million for the nine months ended September 30, 2022 from $21.7 million for the nine months ended September 30, 2021 due to increased staffing costs associated with higher head count, increased travel and annual meeting expenses as travel and in person events have resumed as COVID-19 restrictions have been lifted, increased consultant costs, and an increase in our reserve for uncollectible accounts, partially offset by a decrease in commission expense. General and administrative expenses increased 55% to $33.6 million for the nine months ended September 30, 2022 from $21.6 million for the nine months ended September 30, 2021 largely due to higher staffing costs associated with increased head count, higher stock compensation expense associated with accelerated vesting of shares under our former CEO's and general counsel's employment agreements, increased consulting costs, increased legal costs, higher severance costs, and increased accounting fees.

Operating expenses for the Diagnostic segment also include an impairment charge of $4.9 million associated with an idle manufacturing line for which it has no projected cash flows and minimal resale or salvage value. Diagnostic operating expenses also included a goodwill impairment charge of $3.6 million. The decline in the Company's stock price was identified as a triggering event which required the Company to perform a quantitative goodwill impairment analysis. The results of this analysis indicated the Diagnostic segment's goodwill was impaired and was written down to $0.

All of the above contributed to the Diagnostics segment’s operating loss of $20.3 million for the nine months ended September 30, 2022, which included the non-cash impairment charge of $8.5 million, non-cash charges of $5.7 million for depreciation and amortization and $7.5 million for stock-based compensation. The Diagnostics segment operating loss also included a non-cash pre-tax benefit of $36,000 associated with the change in the fair value of acquisition-related contingent consideration. This is in comparison to an $1.0 million benefit recorded in the first half of 2021.

Molecular Solutions Segment

The gross profit margin for the Molecular Solutions segment was 47% for the nine months ended September 30, 2022 compared to 66% for the nine months ended September 30, 2021. This decrease was due to an increase in reserves for excess inventory as result of a forecasted decline in demand and a less favorable product mix.

Research and development expenses increased 3% to $8.1 million for the nine months ended September 30, 2022 from $7.9 million for the nine months ended September 30, 2021 due to higher staffing costs. Sales and marketing expenses increased 1% to $12.3 million for the nine months ended September 30, 2022 from $12.1 million for the nine months ended September 30, 2021 due to higher staffing costs related to increased head count, increased consulting expense associated with business strategy planning, and an increase in travel costs as COVID-19 restrictions are lifted. These increases in expenses were partially offset by lower amortization expense associated with an intangible asset that was fully amortized at the end of 2021, lower commission, and a decrease in expense related to the cancellation of a marketing loyalty program. General and administrative expenses increased 53% to $18.6 million for the nine months ended September 30, 2022 from $12.1 million for the nine months ended September 30, 2021 due to increased legal fees, higher non-cash stock compensation expense and increased staffing costs.

Operating expenses for the Molecular Solutions segment also includes impairment charges of $8.6 million for the nine months ended September 30, 2022 associated with several idle manufacturing lines for which there are no projected cash flows and minimal resale or salvage value.

All of the above contributed to the Molecular Solutions segment’s operating loss of $16.1 million for the nine months ended September 30, 2022, which included the non-cash impairment charges of $8.6 million, $5.6 million for depreciation and amortization and $1.6 million for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the nine months ended September 30, 2022, we recorded U.S. state tax expense of $379,000 compared to $13,000 of state income tax expense for the nine months ended September 30, 2021. Additionally, in the first nine months of 2022, we recorded approximately $1.7 million of withholding taxes due to the Canada Revenue Agency associated with our repatriation of $65.0 million of cash from Canada to the United States. For the nine months ended September 30, 2022, we recorded a foreign tax benefit of $438,000 compared to foreign tax expense of $12.2 million for the nine months ended September 30, 2021. This overall decrease in foreign tax expense is largely a result of the decrease in income before taxes generated by our Canadian subsidiary.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$75,205	$116,762
Available for sale securities	26,432	53,288
Working capital	208,035	220,367

Our cash and cash equivalents and available-for-sale securities decreased to $101.6 million at September 30, 2022 from $170.1 million at December 31, 2021. Our working capital decreased to $208.0 million at September 30, 2022 from $220.4 million at December 31, 2021.

During the nine months ended September 30, 2022, net cash used in operating activities was $29.2 million. Our net loss of $33.5 million included non-cash charges of $17.1 million associated with impairment charges taken for idle manufacturing lines and goodwill, depreciation and amortization expense of $11.4 million, stock-based compensation expense of $9.1 million, an inventory reserve of $977,000, an increase in our reserve for uncollectible accounts of $974,000 and other non-cash expense of $1.3 million. Cash used to fund our working capital accounts included an increase in inventory of $27.6 million to meet anticipated demand to support COVID-19 testing program, an increase in accounts receivable of $19.2 million largely associated with product shipped to the U.S. government, a $6.0 million increase in prepaid expenses and other assets associated with tax installments made to the Canadian Revenue Agency. Offsetting these uses of cash was $16.2 million increase in accounts payable due to the timing of invoices received and payments made.

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2022, which reflects proceeds from the maturities and redemptions of investments of $47.4 million. This was offset by $28.1 million to acquire property and equipment largely to increase our manufacturing capacity and $22.9 million of investment purchases.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2022, which is largely comprised of $2.0 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to our employees.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current operating and capital needs as well as those arising over the next twelve months. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the timing of reimbursement under our $109 million DOD contract, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $75.2 million or 74% of our $101.6 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. In the first quarter of 2022, we repatriated $65.0 million of cash from Canada into the United States and incurred approximately $1.7 million of Canadian withholding tax. Further repatriation of cash from Canada into the United States could have additional adverse tax consequences. It is our intention going forward to continue to permanently reinvest the historical undistributed earnings of our foreign subsidiaries.

A summary of our obligations to make future payments under contracts existing at December 31, 2021 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there were no significant changes to this information.

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

A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Except as presented below, no material changes have been made to such critical accounting policies during the nine months ended September 30, 2022.

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

As of September 30, 2022, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 2.7% of our total revenues for the nine months ended September 30, 2022. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $117.2 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of September 30, 2022. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have decreased our comprehensive income by approximately $11.7 million in the nine months ended September 30, 2022.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2022. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on our future financial position or results of operations.

Spectrum Patent Litigation

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office. DNAG filed a motion to dismiss Spectrum’s counterclaims in October 2021, which was denied by the Court on March 30, 2022. Fact discovery is ongoing. The final pretrial conference is set for September 7, 2023

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as set forth below.

Customer Concentration Creates Risk for Our Business.

One non-commercial customer accounted for 69% and 53% of net consolidated revenues for the three and nine months ended September 30, 2022. We expect that sales to the large non-commercial customer will continue to be a significant contributor to our net consolidated revenue. Certain parts of our business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such a large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing our products, or if we experience difficulty in meeting the high demand by these larger customers for our products, our revenues and results of operations could be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
July 1, 2022 - July 31, 2022	19,470	(3)	$2.78	—	11,984,720
August 1, 2022 - August 31, 2022	—		—	—	11,984,720
September 1, 2022 - September 30, 2022	—		—	—	11,984,720
	19,470			—

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

10.1**

Employment Agreement dated August 8, 2022, between OraSure Technologies, Inc. and Kenneth J. McGrath is incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed August 12, 2022.

31.1*	Certification of Carrie Eglinton-Manner required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*+

Certification of Carrie Eglinton-Manner required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+

Certification of Kenneth J. McGrath required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021 has been formatted in Inline XBRL

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: November 8, 2022	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: November 8, 2022	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)