Form 10-K
period 2022-12-31
ORASURE TECHNOLOGIES INC
filed 2023-03-03
CIK 1116463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2022): $197,743,692

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 24, 2023: 73,244,807 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part hereof.

Use of Names

References in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (the "Annual Report") to "OraSure" mean OraSure Technologies, Inc. References in this Annual Report to “DNAG” mean DNA Genotek, Inc., references to “Diversigen” mean Diversigen, Inc., and references to “Novosanis” mean Novosanis NV. References in this Annual Report to "we", "us", "our", or the "Company" mean OraSure and its consolidated subsidiaries, DNAG, Diversigen, and Novosanis, unless otherwise indicated.

Disclosure Regarding Forward Looking Statements

This Annual Report contains certain “forward-looking statements,” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/losses per share, net income (loss), expenses, cash flow or other financial performance, or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words, such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions.

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
•
Significant customer concentrations that exist or may develop in the future:
•
Our ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements;
•
Our ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements;
•
Our ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (or the "FDA”), or other regulators;
•
The impact of the COVID-19 pandemic on our business, supply chain and workforce;
•
The impact of the U.S. government ending the COVID-19 related Public Health Emergency;
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
•
Changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention, (the “CDC”) or other agencies; ability to fund research and development and other products and operations;
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
•
General political, business and economic conditions, including inflationary pressures.

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

Trademarks, Trade Names and Service Marks

This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2® he, OraQuick®, OraQuick ADVANCE®, OraSure Quick Flu®, Q.E.D.®, InteliSwab®, Oragene®, DNA Genotek®, OMNImetTM, ORAcollect®, OMNIgene®, goDNATM, Diversigen®, CoreBiome®, Boostershot®, MetaGeneTM, BenchmarkTM, Novosanis®, Colli-Pee®, UCM®, UASTM, AUTO-LYTE®, prepIT®, and Hemagene® trademarks. We also own many of these marks and others in several foreign countries and we are pursuing registration of several other trademarks.

PART I

ITEM 1. Business.

Our primary goal is to empower the global community to improve health and wellness by providing access to accurate essential information through effortless tests, collection kits and services. Our business previously consisted of two segments: our “Diagnostics” segment, and our “Molecular Solutions” segment.

In February 2023, we announced a corporate restructuring to combine the commercial and innovation teams across the two segments into one business unit with sales, marketing, product development and research teams covering multiple product lines. This change is intended to accelerate innovation, enhance customer experience and result in operational synergies.

Diagnostics

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care, and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries. In 2022, after obtaining a CE mark, we launched our OraQuick® HIV Self-Test, an oral swab in-home test for HIV-1 and HIV-2, in Europe, making it available in several European countries. Through our Diagnostics business we are also developing and commercializing products that measure adherence to HIV medications including pre-exposure prophylaxis ("PrEP").

In September 2022, we entered into an agreement with the Biomedical Advanced Research Development Authority (“BARDA”), pursuant to which BARDA will provide $8.6 million in funding to us to develop a 2nd generation Ebola test on the OraQuick® testing platform, with the objective of developing increased sensitivity and shelf life, with new chemistry and higher degrees of automation in the test’s manufacturing process.

Molecular Solutions

Our Molecular Solutions business is operated by our wholly-owned subsidiaries, DNA Genotek, Diversigen, and Novosanis. Our Molecular Solutions business sells its products and services directly to its customers, primarily through its internal sales force in the U.S. domestic market, and in many international markets, and also through distributors. Our products primarily consist of collection kits and services used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. Most of our Molecular Solutions revenues are derived from product sales to commercial customers and sales into the academic and research markets. A significant portion of our total sales is from repeat customers in both markets. Molecular Solutions customers span the disease risk management, diagnostics, pharmaceutical, biotech, nutrition, companion animal and environmental markets.

In 2020, we expanded the market focus of our Molecular Solutions business by selling existing collection products for use with COVID-19 tests. In 2022, demand for COVID-19 PCR testing declined, which was primarily driven by the availability of antigen tests, the reduction in the numer of COVID-19 cases, and the wider availability of vaccines that negatively impacted the sales of the collection products. We have also developed additional collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. In 2022, we launched the OMNIgene® • GUT Dx collection device (OMD-200), which was granted De Novo authorization from the FDA for collection of human fecal samples and the stabilization of DNA from the bacterial community for subsequent assessment of the microbiome profile by an assay validated for use with OMNIgene®·GUT Dx device. Additionally, our OMNIgene® • GUT DNA and RNA collection device (OMR-205), became available to gut microbiome researchers, allowing for self-collection, stabilization, storage and transportation of microbial DNA and RNA at ambient temperature for gut microbiome profiling. We leverage our existing sales force and global research connections to engage microbiome customers worldwide to establish ourselves among the leaders in ease-of-collection, stabilization, and transport of this challenging sample type. Through our partnership with Grifols, we received FDA clearance for our ORAcollect®•Dx saliva collection device for OTC use, which allows our commercial partners to use and market the device with their therapeutics or devices.

Our Molecular Solutions products include the Colli-Pee® device, developed and sold by our Novosanis subsidiary, for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. In 2022, Novosanis obtained a CE mark for its Colli-Pee® device containing a prefilled tube with UAS® chemistry, which is designed to stabilize urinary analytes. Our Diversigen subsidiary also offers laboratory and analytical services for both genomics and microbiome customers to more fully meet their needs. These services are primarily provided to pharmaceutical, biotech companies, and research institutions.

In 2022, Diversigen launched its metatranscriptomics sequencing and analysis services for gut microbiome samples, which generate a microbial community’s gene expression profile to provide information about the interactions between an individual and their microbiome, creating a holistic picture of a sample’s microbial functions and expression levels.

Business Update Related to InteliSwab® Covid-19 Rapid Tests

In June 2021, we received three Emergency Use Authorizations ("EUA") from the FDA for our InteliSwab® COVID-19 Rapid Tests (“InteliSwab®”) for non-prescription OTC, professional point-of-care use and prescription home use. We began recording revenues on the sales of our InteliSwab® tests during the third quarter of 2021. In January 2022, InteliSwab® received FDA authorization for pediatric use in children ages 2 to 14. In September 2021, the Defense Logistics Agency (“DLA”) awarded the Company a procurement contract for the InteliSwab® tests for OTC use, which the DLA estimated to have a value of $205 million and which will provide InteliSwab® tests to up to 20,000 sites throughout the United States. In 2022, the Company began to deliver tests to sites throughout the United States under this contract, and DLA has provided delivery orders against which it can continue to issue shipping instructions into 2023. On November 22, 2022, the DLA awarded us a second procurement contract for the InteliSwab® tests for OTC use. Under the terms of the award, the contract estimate is 18 million tests, with a maximum award of 36 million tests and a guaranteed minimum award of 3.6 million tests. The contract will run from November 2022 through November 2023. In December 2022, the U.S. Department of Health and Human Services ("HHS") awarded the Company a fully funded firm fixed price contract for a total of 3.2 million InteliSwab® tests which were delivered in February 2023. In September 2021, we entered into an agreement with BARDA, which is part of the office of the Assistant Secretary for Preparedness and Response at HHS, pursuant to which BARDA would provide the Company with up to $13.6 million in funding to obtain clearance of a premarket notification ("510(k)") and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) waiver of the InteliSwab® tests. In May, 2022, InteliSwab® was selected by HHS to be distributed across the United States for nationwide school testing.

Through 2022, we have scaled up our operations to meet the increased demand for the InteliSwab® tests. We significantly expanded our United States production capacity for InteliSwab® tests to achieve capacity targets, set out in our 2021 contract with the U.S. Department of Defense ("DOD") (in coordination with the HHS), of more than 100 million tests annually.

Conclusion of Exploration of Strategic Alternatives

In 2021, our Board of Directors announced that it would explore and evaluate a broad range of strategic alternatives with the goal of maximizing value for stockholders. In May, 2022, our Board of Directors concluded its review of strategic alternatives without a transaction.

Diagnostics Products

The following is a summary of our principal Diagnostics products for the infectious disease and risk management markets:

InteliSwab® COVID-19 Rapid Test

InteliSwab® is our rapid immunoassay product designed to test nasal samples for the presence of antigen from SARS-CoV-2. The device uses an integrated swab to collect a specimen from the lower nostril. After collection, the integrated swab is inserted into a vial containing a pre-measured amount of developer solution to facilitate flow of the sample into the device. The specimen and developer solution flow through the test device and test results are observable in 30 minutes. The InteliSwab® test has received EUA from the FDA for non-prescription, OTC home use in individuals aged two years or older, with symptoms within the first seven (7) days of onset when tested at least twice over a three-day period with at least 48 hours between tests and without symptoms or epidemiological reasons to suspect COVID-19 when tested at least three times over a five-day period with at least 48 hours between tests.

In 2022, the InteliSwab® test became available for purchase on Amazon’s online store to customers in the United States. The tests are sold and orders fulfilled by Amazon.

InteliSwab® COVID-19 Rapid Test Pro

The InteliSwab® COVID-19 Rapid Test Pro is a version of InteliSwab® intended for use by healthcare providers at the point of care. The test is performed in the same manner as the OTC version, except that the test is run and interpreted by a healthcare provider. This test has received EUA from the FDA for use by laboratories located in the United States certified under CLIA. We have also received a CLIA waiver for use of the test, which enables the test to be used by numerous additional sites in the United States, which are not certified under CLIA, to perform high and moderately complex tests. These additional sites include outreach clinics, community-based organizations and physicians’ offices. This test is also indicated for individuals aged 2 years and older, with and without symptoms of COVID-19.

InteliSwab® COVID-19 Rapid Test Rx

The InteliSwab® COVID-19 Rapid Test Rx is the version of InteliSwab® that has received EUA from the FDA for prescription home use with individuals aged 2 years or older who are suspected of COVID-19 infection by their healthcare provider within the first seven days of symptom onset.

OraQuick® Rapid HIV Test

The OraQuick® Rapid HIV Test is our rapid point-of-care test product designed to test oral fluid, whole blood (i.e., both finger-stick and venous), plasma and serum samples for the presence of various antibodies. The device uses a porous flat pad to collect an oral fluid specimen. After collection, the pad is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. When blood, plasma or serum is to be tested, a loop collection device is used to collect a drop of the specimen and mix it in the developer solution, after which the collection pad is inserted into the solution and allowed to develop. In all cases, the specimen and developer solution then flow through the testing device where test results are observable in approximately 20 minutes. The OraQuick® device is a screening test and requires a confirmation test where an initial positive result is obtained. This product is sold under the OraQuick ADVANCE® name in North America, Europe and certain other countries and under the OraQuick® name in other developing countries. The test has received approval of a premarket approval (“PMA”) application from the FDA for the detection of antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick whole blood, venous whole blood and plasma. This test is available for use by laboratories located in the United States certified under CLIA, to perform moderately complex tests. We have also received a CLIA waiver for use of the test with oral fluid and finger-stick and venous whole blood. As a result, the test can be used by numerous additional sites in the United States not certified under CLIA to perform moderately complex tests, such as outreach clinics, community-based organizations and physicians’ offices.

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

OraQuick® HIV Self-Test

The OraQuick® HIV Self-Test is sold for use by individuals in certain foreign countries, including under the CE mark in certain European countries, to meet the needs of those markets. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, UNITAID and other agencies.

OraQuick® HCV Rapid Antibody Test

Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. This product is a qualitative test that can detect antibodies to the hepatitis C virus (“HCV”), in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick ADVANCE®HIV test.

We have received FDA PMA approval and CLIA waiver for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first and only rapid HCV test approved by the FDA for use in the United States. The OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe. This CE-marked product is also registered and sold in other foreign countries and has received WHO pre-qualification.

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

In September 2022, we entered into an agreement with BARDA, pursuant to which BARDA will provide up to $8.6 million in funding to us to develop a 2nd generation Ebola test on the OraQuick® testing platform.

OraSure® Collection Device

Our OraSure® oral fluid collection device is used in conjunction with screening and confirmatory tests for HIV-1 antibodies. The generic version of this product can be used for other analytes. This device consists of a small, treated cotton-fiber pad on a handle that is placed in a person’s mouth for two to five minutes. The device collects oral mucosal transudate, a serum-derived fluid that contains higher concentrations of certain antibodies and analytes than saliva. As a result, oral mucosal transudate testing is a highly accurate method for detecting HIV-1 infection and other analytes.

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

Intercept® Drug Testing System

A collection device that is substantially similar to the OraSure® collection device is sold under the name Intercept®, and is used to collect oral mucosal transudate for oral fluid drug testing. We have received FDA 510(k) clearance to use the Intercept® collection device with laboratory-based EIAs to test for drugs-of-abuse commonly identified by the National Institute for Drug Abuse (“NIDA”) as the NIDA-5 (i.e., tetrahydrocannabinol (“THC” or marijuana), cocaine, opiates, amphetamines/methamphetamines and phencyclidine (“PCP”)), and for barbiturates, methadone and benzodiazepines. Each of these EIAs is also FDA 510(k) cleared for use with the Intercept® device. Our Intercept® device and oral fluid assays are sold in the U.S. primarily through laboratory distributors.

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

We have also developed a next-generation collection device, which we are marketing under the trade name “Intercept i2® he”. This device offers several important advantages over our original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2®he device is currently being sold as a forensic use only device within the criminal justice and drug treatment markets along with a NIDA-5 panel of fully-automated high-throughput oral fluid drug assays that we distribute under an agreement with Thermo Fisher Scientific.

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

Molecular Solutions Products

Genomic Products

We sell many genomic products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA, RNA, as well as both DNA and RNA together from human and animal biological samples. Our lead products are sold under the Oragene® and ORAcollect® brands and are used to collect genetic material from human saliva. These products are currently sold to thousands of academic research and commercial customers in many countries worldwide. In 2022, we received FDA clearance for our ORAcollect®•Dx saliva collection device for OTC use through our partnership with Grifols, which allows our commercial partners to use and legally market the device with their assays when used in conjunction with their intended uses.

Our genomic products are available in several configurations and contain proprietary chemical solutions optimized for the specific application for which each product is designed. Product physical design is focused on ease-of-use and reliability for self or assisted collection of samples. For example, several of the Oragene® products require users to hold the product close to their mouth and spit into the collection device. When the container is closed, the reagents stored in the container’s lid are mixed with the captured saliva and stabilize and preserve the nucleic acids in the sample. This non-invasive collection method yields nucleic acid that remains stable at ambient temperature for extended periods. The stabilizing technology ensures the preservation of high quality and high quantity nucleic acids required for many genetic testing and analysis methods.

We believe these products provide significant advantages over competing DNA and RNA collection methods such as blood collection or buccal swabs, particularly in human genetic applications.

Benefits include:

•
Reliable high-quality and stable genetic samples.
•
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

COVID Collection Products

Since 2020, we have actively engaged with several laboratories and researchers to demonstrate the effectiveness of our existing collection products for use with COVID-19 molecular testing. We believe that oral samples collected using devices from our product lines for liquid saliva or oral swab samples are a suitable alternative to more commonly used samples collected with a nasopharyngeal or oropharyngeal swab. As a result, since 2020, we have sold our ORAcollect® • RNA and OMNIgene® • ORAL collection devices for use in connection with COVID-19 molecular testing. Due in part to the reduction in the number of COVID-19 cases and the shift toward the use of antigen testing, the demand for COVID-19 PCR testing declined in 2022, which negatively impacted the sales of our collection products.

Microbiome Products

We also market several microbiome collection products designed to collect, stabilize, and transport the microbial profile from multiple sample types. When unstabilized, a microbiome sample can change when exposed to environmental fluctuations, such as temperature changes. Our microbiome collection products support collecting and stabilizing metabolites found in fecal samples by capturing and preserving the microbiome after collection until the desired analysis can be performed.

Our OMNIgene® • GUT product is an all-in-one system designed to enable an individual to easily self-collect high-quality microbial DNA from feces or stool samples for gut microbiome profiling for use in the clinical laboratory and research settings. In 2022, our OMNIgene® • GUT DNA and RNA collection device (OMR-205), became available to gut microbiome researchers, allowing for self-collection, stabilization, storage and transportation of microbial DNA and RNA at ambient temperature for gut microbiome profiling. Most current methodologies for gut microbiome profiling have distinct shortcomings due to the introduction of bias, leading to a lack of reproducibility in the field. We believe our product ensures that the microbial DNA and RNA in the fecal sample are fully stabilized immediately upon collection and maintains an accurate and reliable bacterial profile for weeks at room temperature. Recently, we have applied these principles of sample stabilization to other sample types, including oral, skin, and vaginal samples.

We also launched the OMNIgene®•GUT Dx collection device (OMD-200), which was granted De Novo authorization from the FDA for collection of human fecal samples and the stabilization of DNA from the bacterial community for subsequent assessment of the microbiome profile by an assay validated for use with OMNIgene®·GUT Dx device.

Laboratory and Data Analytical Services

Our Molecular Solutions business also offers our customers microbiome laboratory testing and analytical services. Our services focus on accelerating microbiome discovery for customers in the pharmaceutical, agriculture, and research communities. Our goal is to help customers unleash the translational potential of the microbiome by providing fast and information-rich characterizations of microbial diversity and function paired with expert analytics. We also offer comprehensive microbiome and metagenomics services to improve human, animal, and environmental health and, in 2022, we launched our metatranscriptomics sequencing and analysis services for gut microbiome samples. These services generate a microbial community’s gene expression profile to provide information about the interactions between an individual and their microbiome, creating a holistic picture of a sample’s microbial functions and expression levels. Diversigen has extensive experience with highly diverse microbiome sample types and provides complete project life cycle consulting services, including pre-project consulting, study design, extraction, and sequencing to complete bioinformatics analysis. Diversigen is at the forefront of setting quality standards for this industry and has obtained the College of American Pathologists (“CAP”) accreditation at its laboratory facilities.

Products Under Development

Diagnostic Products

Our research and development efforts include programs targeted at expanding and enhancing our diagnostics business. These programs typically focus on products related to drug adherence and rapid tests for various diseases.

We are working to develop a 2nd generation Ebola test on the OraQuick® testing platform with funds obtained under our contract with BARDA.

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

Sales and Marketing

We market our products in the United States and internationally. We attempt to reach our major target markets through a combination of direct sales, strategic arrangements and independent distributors. Our marketing strategy is to create or raise awareness through a full array of marketing activities, which include trade shows, print advertising, special programs, distributor promotions, telemarketing and the use of digital and social media in order to stimulate sales in each target market. Our revenues by geographic area are described in Note 2 of the Notes to the consolidated financial statements included in Item 15 of this Annual Report.

Diagnostics - Professional

Our InteliSwab® COVID-19 Rapid Test Pro and Rx products are primarily sold through distributors to U.S. hospitals, physician offices and clinics. These products are also marketed directly to customers in the public health market including clinics and laboratories of state, county and other governmental agencies.

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

Our OraQuick® HCV test is sold primarily to the same markets where our OraQuick ADVANCE® HIV test is sold, including public health organizations, hospitals, physicians and retail clinics. We also sell this test in other countries through distributors.

Diagnostics - OTC and Self-Test

We sell our InteliSwab® COVID-19 Rapid Test product in the U.S. retail and consumer markets, including for purchase by US customers on Walmart and Amazon’s online stores. The OTC InteliSwab® test is also sold directly and through distributors into a broad range of business-to-business (B2B) markets including employer testing, colleges and universities, local, state and federal governmental agencies and the US military.

We sell our OraQuick® In-Home HIV test in the U.S. retail or consumer market. The product is also available for purchase on-line through certain retailers and from our website, www.oraquick.com. The primary target population for our HIV-OTC test comprises young, sexually active adults, with greater purchase intent found in high-risk sub-groups, such as men who have sex with men, African Americans and Latino Americans. We also sell our OraQuick® HIV Self-Test in certain international markets.

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

Most of our Molecular Solutions revenues are derived from product sales to commercial customers and sales into the academic and research markets. Our commercial customers provide consumer genetics and clinical diagnostic services and account for a majority of these revenues. A significant portion of total sales are derived from repeat customers in both markets. Molecular Solutions also has customers in the livestock, companion animal and pharmaceutical markets.

We have expanded the market focus of our Molecular Solutions business by selling certain existing collection products for use in infectious disease testing, including COVID-19 tests, and by developing new collection devices for the emerging microbiome market, which is focused on the study of microbial communities and their effect on human health. Our primary product offering in the microbiome market, OMNIgene®•GUT, is focused on the human gut microbiome (microbes living in human stool). We are leveraging our existing sales force and global research connections to engage microbiome customers around the world and establish ourselves as among the leaders in ease-of-collection, stabilization and transport of microbiome communities in a variety of challenging sample types such as stool, skin, vaginal and oral.

Our Molecular Solutions products include the Colli-Pee® device, a product developed and sold by our Novosanis subsidiary, for the volumetric collection of first void urine. This product is in its early stages and initial sales are occurring primarily through distributors and collaborations for use in the liquid biopsy and sexually transmitted disease markets.

We also offer laboratory and analytical services for both genomics and microbiome customers in order to more fully meet the needs of its customers. These services are primarily provided to pharmaceutical and biotech companies and research institutions. During 2019, we substantially expanded our ability to offer microbiome laboratory and bioinformatics services with the acquisition of CoreBiome and Diversigen. The laboratory operations of CoreBiome and Diversigen were combined during 2020 under the Diversigen brand.

Significant Products and Customers

Several different product lines have contributed significantly to our financial performance, accounting for 10% or more of our total revenues during the past three years. The table below shows a breakdown of those product lines (dollars in thousands).

	For the years ended December 31,
	2022	2021	2020
InteliSwab®	$233,666	$22,405	$—
Genomics	54,335	63,350	36,878
OraQuick® HIV	38,812	42,144	44,224
COVID-19 collection kits	9,659	54,167	50,927

One of our customers accounted for approximately 58% of our net consolidated revenues in 2022. We had no customers that accounted for more than 10% of our net consolidated revenues for the years ended December 31, 2021 and 2020.

Supply and Manufacturing

We manufacture all of our OraQuick ADVANCE® Rapid HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® he collection devices, AUTO-LYTE® and MICRO-PLATE assays and Q.E.D.® saliva alcohol test in our Bethlehem, Pennsylvania facilities. We expect to continue to manufacture these products at this location for the foreseeable future.

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

We manufacture all of the proprietary chemistry and assay cards for our InteliSwab® COVID-19 Rapid Tests in our Bethlehem, Pennsylvania facilities. We significantly scaled up manufacturing capacity in the United States for our InteliSwab® COVID-19 Rapid Tests and have achieved manufacturing capacity targets under our 2021 contract with the US DOD, in coordination with HHS. Funding under the contract has been, and will be, paid to us based on achievement of milestones through March 2024 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment. An existing Company location in Bethlehem, PA has been retrofitted to accommodate increased manufacturing capacity.

Our MICRO-PLATE and AUTO-LYTE® assays require the production of highly specific and sensitive antibodies corresponding to the antigen of interest. Substantially all our antibody requirements are provided by contract suppliers. We believe that we have adequate reserves of antibody supplies and that we have access to sufficient raw materials for these products.

The fully-automated high-throughput oral fluid drug assays sold with our new Intercept i2®he collection device are manufactured and supplied under a long-term agreement with Thermo Fisher. There is no other supply source for these products.

DNAG has three long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. We are actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products. All DNAG products in our Molecular Solutions business are produced in Canada.

Our Colli-Pee® device is currently manufactured at our Belgian assembly facility with components supplied by third party vendors.

Our genomic, microbiome and metatranscriptomics laboratory testing and analytical services are provided by our subsidiary, Diversigen.

Human Capital Resources

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make OraSure a safe and rewarding workplace with opportunities for our employees to grow and develop in their careers.

As of December 31, 2022, we had 840 full-time employees, which compares to 785 employees as of December 31, 2021. The increase in employees during 2022 was primarily the result of the need to add manufacturing capacity for our InteliSwab® COVID-19 Rapid Test. In February 2023, we announced an 11% reduction in our non-production workforce. Our employees are not currently represented by a U.S. collective bargaining agreement.

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

The OraSure family of companies is committed to creating and fostering a diverse, equitable, and inclusive workplace that reflects and contributes to the global communities in which we do business and the customers and partners we serve. This includes all communities impacted by our corporate presence. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a Code of Conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination. We strive to recruit the best people for the job regardless of gender, ethnicity or other protected trait and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. We have an active Diversity, Equity and Inclusion Council that strives to drive diversity, equity and inclusion within the workplace. At OraSure, we believe a variety of perspectives are critical to achieving success, and that diversity, equity and inclusion are key drivers to growth-based innovation and profitability. We aim to create a culture where all people feel valued, supported, and inspired to be themselves fearlessly, without judgment. We believe that when all voices are heard, we honor and exemplify our core values and best serve our communities.

2022 Developments

On March 31, 2022, the termination of Dr. Tang as President and Chief Executive Officer (the "CEO") of the Company became effective. Dr. Nancy Gagliano served as interim CEO for a period commencing on April 1, 2022 and ending on June 4, 2022, at which time Carrie Eglinton Manner was appointed as President and CEO.

On June 9, 2022, we announced the termination of Agnieszka Gallagher's employment with the Company as Executive Vice President, General Counsel and Chief Compliance Officer.

On August 8, 2022 our Board of Directors appointed Ken McGrath as the Company’s Chief Financial Officer. Mr. McGrath replaced Interim Chief Financial Officer, Scott Gleason.

On November 7, 2022 our Board of Directors promoted Kathleen Weber from President, Molecular Solutions to Chief Product Officer.

Competition

Diagnostics

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

Competition in the U.S. market for infectious disease testing in medical settings is intense and is expected to increase. Our principal competition for HIV testing in the professional market comes from existing and new professional point-of-care rapid blood tests and automated laboratory-based blood tests. Our OraQuick ADVANCE® rapid HIV test is the only OTC oral fluid test for HIV in the United States, and as such, enables outreach testing outside of clinics. Our OraQuick® rapid HCV test competes against laboratory-based blood tests in the U.S., as there currently are no other rapid HCV testing products approved by the FDA.

Our OraQuick® In-Home HIV oral fluid test is the only rapid HIV test approved by the FDA for sale in the US OTC market.

Outside the U.S., our rapid HIV and HCV tests compete against other rapid and laboratory-based tests, which require blood as a sample. The majority of these blood-based tests are priced at or below our HIV and HCV rapid oral fluid tests. There are no other oral fluid tests for HCV outside the US with WHO Prequalification status and the CE mark. The majority of our sales outside the US are in Africa due to the greater incidence of HIV in that region. Our OraQuick® HIV Self-Test is CE marked, which enables us to participate in the European OTC market for HIV.

The United States COVID-19 rapid testing market consists of tests used by medical professionals at the point-of-care as well as OTC tests purchased and used by consumers. There are numerous professional point-of-care tests, OTC Antigen rapid tests and OTC rapid molecular tests authorized under EUA by the FDA. Our InteliSwab® test competes in both the professional point-of-care and OTC segments with these products.

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

Our genomic, microbiome and metatranscriptomics laboratory service offerings primarily compete against a number of commercial reference laboratories, specialty laboratories and hospital laboratories in the U.S.

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

We have patents throughout our product and service lines. Our patent portfolio includes pending applications and issued patents in diagnostics and testing, sampling tools, and services and analysis. Our portfolio protects our innovative sampling tools, services and diagnostics that provide access to accurate, essential information that advances global health and well-being.

Diagnostics and testing products include the OraSure® and Intercept® collection devices that are covered by one utility and one design patent in each of the U.S., Canada, Japan, and throughout Europe. We have numerous foreign patents for its collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluids, and methods to control the volume of oral fluids collected and dispersed. The utility patents will expire in January 2028, and the design patents will expire in 2025.

Sampling tools are the subject of several other patents and pending applications, including U.S. and international utility patent applications directed to a new oral fluid collection device. The international applications will enter their national phase in countries throughout the world beginning in October 2023. Patents issuing from these applications will expire in March 2041.

We have a U.S. and international PCT patent applications that are directed to a new developer solution vial for use with sampling and assay devices. The international application and will enter its national phase in countries throughout the world, beginning in May 2023 and patents issuing from these applications will expire in December 2041. Related design patent applications are pending in the U.S., Canada, and Europe.

We have additional pending applications directed to new direct sample collection pads for our InteliSwab® COVID-19 Rapid Test. These applications will enter their national phase in countries throughout the world, beginning in October 2023, and patents issuing from these applications will expire in December 2042. A related design patent issued in 2022 in the U.S. and corresponding design applications were registered in Canada, China, India, and Europe. These design patents will expire 2035.

We have registered design patents for a collection funnel and corresponding plunger device in Europe, China, and India and a corresponding U.S. design patent application is pending.

We have pending patent applications throughout our product and service lines directed to assays, methods, devices, and reagents for monitoring adherence to HIV medications, such as nucleoside reverse transcriptase inhibitors used in PrEP regimens.

We have two international families of patent applications filed in the United States and in numerous countries worldwide. These applications are directed to novel nucleoside reverse transcriptase inhibitor-specific antibodies for use in assays to detect the presence of nucleoside reverse transcriptase inhibitor drug derivatives, including tenofovir, in fluid samples. Patents issuing from these applications will expire in October 2038 and December 2040.

We hold, through our subsidiary, DNAG, thirty granted United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation, and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. These patents expire from June 2023 through October 2037.

We hold through our subsidiary, Novosanis, one granted United States patent and numerous foreign patents covering a medical device for capturing a predetermined volume of first void urine. This patent expires in September 2033. We have also applied for additional patents, in both the United States and certain foreign countries, in novel urine collection devices.

Our subsidiary, Diversigen, has licensed one United States patent and several foreign patent applications from the University of Minnesota for analytical standards to detect and/or measure sampling, processing, and/or amplification errors in a biological sample containing polynucleotide molecules. These patents will expire in May 2036. This license also covers certain software and know-how related to laboratory and bioinformatics procedures and processes. Diversigen has also licensed certain know-how and database assets from the Baylor College of Medicine related to laboratory processes for microbiome and metagenomics services.

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

We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the OraSure®, Intercept®, Intercept i2®he, OraQuick®, OraQuick ADVANCE®, OraSure QuickFlu®, Q.E.D.®, InteliSwab®, Oragene®, DNA Genotek®, OMNImetTM, ORAcollect®, OMNIgene®, goDNATM, Diversigen®, CoreBiome®, Boostershot®, MetaGeneTM, BenchmarkTM, Novosanis®, Colli-Pee®, UCM®, UASTM, AUTO-LYTE®, prepIT®, and Hemagene® trademarks. We also own many of these marks and others in several foreign countries and we are pursuing registration of several other trademarks.

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

The classification of the device also influences the type of premarket submission that is required before the device can be marketed. Some low risk devices (including many class I and some class II devices) may be placed on the market without any premarket submission. Such devices often are referred to as “exempt” or “510(k)-exempt.” Most devices, however, require some form of premarket submission prior to marketing. There are several mechanisms by which such devices can be placed on the market in the United States, including 510(k)-clearance, de novo classification, premarket approval, or EUA.

Many class II devices and some class I devices may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "FDCA"). To obtain this clearance from the FDA, the manufacturer must submit to the FDA a premarket notification that it intends to begin marketing the product, and show that the product is substantially equivalent to another legally marketed predicate device (i.e., a device that has been cleared through the 510(k) process; a device that was legally marketed prior to May 28, 1976; a device that has been reclassified by the FDA; or a device that the FDA previously has determined to be exempt from the 510(k) process). To be substantially equivalent, an applicant must show that when compared to a predicate, the new device has the same intended use and same technology, or if different technology, that the new device is as safe and effective as the predicate and does not raise different questions of safety and effectiveness. In all cases, data from some form of performance testing is required and in some cases, the submission must include data from human clinical studies. An applicant must submit a 510(k) notification at least 90 days before commercial distribution of the product commences. Marketing may only commence when the FDA issues a clearance letter finding that the new device is substantially equivalent to the predicate device. The standards and data requirements necessary for the clearance of a new device may be unclear or may be subject to change. Although FDA clearance usually takes from four to twelve months, in some cases more than a year may be required before clearance is obtained, if at all.

If the device does not qualify for the 510(k) procedure, either because there is no existing predicate device, it is not substantially equivalent to a legally marketed predicate device or because it is classified by the FDA as a class III device, the FDA must approve either a PMA application or for devices that are low to moderate risk, grant a request for de novo classification before marketing can begin. A de novo classification is an alternate pathway to classify novel devices of low to moderate risk for which no substantially equivalent predicate device exists into class I or class II. The FDA’s goal is to decide a de novo request in 150 days from the time the request is received, although it can take longer.

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

A clinical trial may be required in support of a 510(k) submission and generally is required for a de novo request or PMA application. These trials generally require an approved application for an Investigational Device Exemption (“IDE”) and compliance with other IDE requirements, unless the proposed study is deemed to be exempt from the IDE requirements. An IDE application must be supported by appropriate data, such as laboratory testing results, protocols for the proposed investigation, and other information demonstrating that the device is appropriate for use with humans in a clinical study. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trial(s) support the ultimate approval or clearance of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject, and with clinical trial reporting regulations that require submission of information on certain clinical trials to a database maintained by the National Institutes of Health. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the United States. If a study meets the requirements for a non-significant risk study, however, it may be eligible for compliance with “abbreviated” IDE requirements, which include a subset of the requirements applicable to significant risk medical device studies. A non-significant risk study also will be considered to have an approved IDE application without such application actually being submitted to FDA.

Some of our products are used for research only or for other nonclinical or non-diagnostic purposes. Our molecular collection products are sold to many academic and research institutions for research purposes and our drugs-of-abuse products are sold to laboratories and clinics for forensic or other non-medical uses. The FDA does not currently regulate products used for these purposes, although other state and federal regulatory requirements may apply.

Most devices distributed in the United States must comply with the FDA’s Quality System Regulations (“QSRs”), including current good manufacturing practices. These regulations govern the entire life cycle of a medical device, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing as well as complaint handling, corrective and preventative actions, and internal auditing. In complying with the QSRs, manufacturers must continue to expend time, money and effort in the area of production, quality, and post-market surveillance to ensure full compliance.

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

CLIA prohibits any facility that conducts laboratory testing on specimens derived from humans from providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings, unless there is in effect for such facility a certificate issued by the U.S. Department of Health and Human Services or an accredited organization, and such certificate is applicable to the category of examination or procedure performed. Tests may be categorized as “waived,” enabling them to be used by laboratories with the lowest level of CLIA oversight if the tests meet certain requirements established under CLIA. We consider the applicability of CLIA requirements in the design and development of our products. We have obtained a waiver of the CLIA requirements for our OraQuick ADVANCE® rapid HIV-1/2 antibody test, our OraQuick® HCV rapid antibody test and our Q.E.D.® alcohol saliva test and may seek similar waivers for certain other products. In addition, the supplier of the OraSure Quick-Flu® test has obtained a CLIA waiver for that product. The InteliSwab® COVID-19 Rapid Test Pro is authorized for use in patient care settings operating under CLIA Certificate, Certificate of Compliance and Certificate of Accreditation.

The laboratory services provided by our subsidiary, Diversigen, consist of microbiome, metatranscriptomics and metagenomics sequencing, bioinformatics and analysis. Diversigen has elected to obtain a license from CLIA and has received a certificate of accreditation from the College of American Pathologists (CAP).

Certain of our products may also be affected by state regulations in the United States, which can restrict the use and sale of certain diagnostic products.

Advertising and Promotion

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by other federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorneys general. Although physicians are permitted to exercise medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Promotional activities for FDA-regulated products of other companies have also been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitute promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. Federal Trade Commission enforcement actions often result in consent decrees that constrain future actions. Department of Justice prosecutions can result in significant criminal and civil penalties, including exclusion from the Medicare and Medicaid programs. If an enforcement action is brought by the FDA or Federal Trade Commission, our reputation could be damaged and sales of our products could be impaired.

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

The International Organization for Standardization (“ISO”) is a worldwide federation of national standards bodies. ISO 13485 certification indicates that our quality system complies with standards applicable to activities ranging from initial product design and development through production and distribution.

The European Union (“EU”) adopted the EU Medical Devices Regulation (the “EU MDR”) and the In Vitro Diagnostic Medical Devices Regulation (the “EU IVDR”), which repealed and replaced the Medical Devices Directive (“MDD”) and the In Vitro Diagnostic Medical Devices Directive (“IVDD”), respectively. The EU MDR and EU IVDR impose stricter pre-market and post-market requirements for the marketing and sale of medical devices and in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU IVDR became applicable on May 26, 2022. There is a transitional period during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the IVDR; however, class A non-sterile products do not benefit from such transitional provisions and have been required to be IVDR compliant since May 26, 2022.

In the EU, products that fall under the scope of the MDR and the IVDR are not subject to the prior approval of a regulatory authority, but, depending on the class of product, may require prior review by a notified body. Notified bodies are accredited and supervised by national regulatory authorities to conduct conformity assessment procedures of medical devices or other products. Such products must comply with certain essential requirements listed in those directives. ISO certification creates a rebuttable presumption that the product satisfies the applicable requirements. Compliance with these requirements allows us to complete the applicable conformity assessment procedure, involving a notified body where necessary, and to affix the CE mark to our products, without which they may not be placed on the market in the EU. We also note that from January 1, 2021, the United Kingdom (“UK”) has introduced a UK-specific route to market for medical devices. Compliance with these requirements may add further complexities to our international strategy.

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

The Beneficiary Inducement provisions of the Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil monetary penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

Many states have also adopted some form of anti-kickback laws and false claims laws. A determination of liability under such laws could result in fines and penalties, restrictions on our ability to operate in these jurisdictions and significant damage to our reputation.

We are also subject to other federal and state laws targeting fraud and abuse in the healthcare industry, including marketing conduct laws, transparency laws, and laws that require us to adopt a compliance program. Taken together, these fraud and abuse laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, such manufacturers can enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application. In recent years, there has been greater scrutiny of marketing practices in the medical device industry which has resulted in several government investigations by various government authorities and the introduction and/or passage of federal and state legislation regulating interactions between medical device manufacturers and healthcare professionals and providers and requiring the disclosure by medical device manufacturers of payments to certain healthcare providers. For example, under the Physician Payments Sunshine Act provisions of the Affordable Care Act, device manufacturers are subject to federal reporting and disclosure requirements with regard to payments or other transfers of value made to U.S. physicians, certain other licensed health care practitioners, and teaching hospitals. Reports submitted under the Sunshine Act are placed in a public database. Device manufacturers are required to submit annual reports by March 31 which cover the prior calendar year. To be in compliance with such disclosure laws, we have implemented necessary systems to accurately track gifts and other payments.

We have implemented a written Policy on Interactions with Health Care Professionals, which is based on the Code of Ethics for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, (the "AdvaMed"), a leading trade association representing medical device manufacturers. The Policy applies to all employees and is intended to comply with applicable state and federal laws, regulations and government guidance. The Policy addresses interactions related to sales and marketing practices, research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. While we believe that our practices are in compliance with the Anti-Kickback and other fraud and abuse laws, the standards for compliance with such statutes can be unclear and subject to change.

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

Environmental Regulation

Because of the nature of our current and proposed research, development, and manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge and handling and disposal of solid wastes, hazardous materials and hazardous wastes. Products that we sell in Europe are subject to regulation in EU markets under the Directive on the Restriction of the Use of Certain Hazardous Substances (“RoHS”). RoHS prohibits companies from selling electrical and electronic equipment, such as electronic medical devices, that contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in the EU Member States. In addition, the EU’s Regulation on the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) imposes severe restrictions and requirements on companies marketing devices in the EU. Among other things, REACH requires companies to obtain prior authorization to use substances of very high concern that are listed for authorization, and imposes bans on the marketing of products that contain specifically listed hazardous substances. Companies marketing medical devices in the EU may also be subject to expensive waste take back obligations under the EU Directive on Waste Electrical and Electronic Directive, the Packaging and Packaging Waste Directive, and the Batteries Directive.

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

Information Available on the Internet

Our filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website (www.orasure.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC at its website (https://www.sec.gov). The information contained on our website is not a part of this Annual Report.

ITEM 1A. Risk Factors

Summary of Risk Factors

Investing in our securities involves risk. Below is a summary of the principal factors that could adversely affect our business, operations and financial results. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report, including our consolidated financial statements and related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, before investing in our Company. This summary does not address all of the risks that we face. Additional discussion of the summarized risks can be found below following this summary.

Risks Relating to Products, Marketing and Sales

•
Changes in the genomics market may adversely affect our business.
•
Our future success depends upon market acceptance of our existing and future products and service offerings.
•
We may not realize anticipated revenue from our InteliSwab® COVID-19 rapid test.
•
The COVID-19 pandemic continues to cast uncertainty over our consolidated results of operations, financial position and cash flows, while the consequences of COVID-19 and the governmental response to the pandemic and pandemic-related macroeconomic impacts could negatively affect our operations and share price;
•
Marketing of our COVID-19 tests and collection kits under EUAs from the FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of the EUAs is subject to government discretion.
•
If acceptance and adoption of oral fluid testing and collection products does not continue, our further results may suffer.
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
•
Our U.S. government contracts may affect our intellectual property rights.
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
•
Customer concentration creates risk for our business.
•
Acquisitions or investments may not generate the expected benefits and could disrupt our ongoing business, distract our management, increase our expenses and adversely affect our business.
•
There are risks relating to our recent acquisitions.

•
Our revenues could be affected by third-party reimbursement policies and potential cost constraints.
•
Changes in healthcare regulation could affect our revenues, costs and financial condition.
•
Reductions in government funding and research budgets could adversely affect our business and financial results.

Risks Relating to Our Reliance on Third Parties

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

Regulatory Risks

•
The need to obtain regulatory approvals, clearances, authorizations or certifications could increase our costs and adversely affect our financial performance.
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

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

•
We have experienced losses in the past and may not be able to again achieve and maintain profitable operations.
•
Economic volatility and disruption, including those related to the COVID-19 pandemic could adversely affect our business, financial performance, results of operations, cash flow and financial condition or those of our customers and suppliers.
•
An impairment of goodwill and intangible assets could reduce our earnings.
•
Changes to foreign currency exchange rates could negatively affect our operating results.

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

Risks Relating to Products, Marketing and Sales

Changes in the Genomics Market May Adversely Affect our Business.

The genomics market has been the largest component of our overall molecular business segment for some time and the major drivers of this market have been the consumer genomics segment, which offers products and services to consumers to provide them with personalized health and genealogical information, and the disease risk management segment which offers genetic testing through physicians for a variety of applications including prenatal testing, risk screening and pharmacogenomics. The ancestry portion of the consumer genomics market may be maturing and our sales to customers with offerings in this market have been volatile. Our genomics revenues have also been volatile due to changes in promotional strategies and purchasing patterns by one of our largest customers which serves the consumer ancestry and genetic testing market and cost cutting and de-stocking efforts at some of our larger disease risk management customers. These trends in the ancestry testing market may continue and revenues in this segment may continue to be volatile.

In an effort to increase our molecular revenues, we have devoted increasing time and attention to expanding sales of our genomics products both domestically and internationally, with both new and existing accounts, including co-clearances and co-promotions with strategic partners. While we believe these new markets represent large growth opportunities, there is no assurance that we will be successful in capitalizing on these opportunities or that we will be able to increase our product sales consistent with our expectations. Factors include, but are not limited to, the market acceptance of our products, available funding, cost containment strategies implemented by customers, increasing competition and regulatory constraints could limit sales of our genomics products. To the extent that we are unsuccessful or limited in expanding our business into new markets, our revenues and results of operations could be negatively affected.

Despite these challenges, we believe there is significant growth opportunity for our genomics products in the area of disease risk management (“DRM”), which includes genetic risk testing, prenatal testing, carrier screening, pharmacogenomics testing and population heath studies.

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

There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for microbiome products and services is in its early stages and its future development and acceptance by our customers is uncertain. Also, we continue to develop and seek 510(k) regulatory clearance for the InteliSwab® tests, and it is uncertain whether we will be successful in our development and validation efforts or whether these products will prove effective, receive applicable regulatory approvals and gain widespread acceptance in the marketplace. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. It is possible that our expenses to develop and market any such products, including, without limitation our InteliSwab® tests, will exceed any benefit in revenues, which may be short-lived. In addition, other products that compete with ours may achieve 510(k) clearance earlier than we do, providing market advantages.

We May Not Realize Anticipated Revenue From Our InteliSwab® COVID-19 Rapid Test.

While we expect to continue to see significant demand for our InteliSwab® COVID-19 Rapid Test, other companies are working to produce or have produced rapid tests for COVID-19 which may lead to the diversion of customers, including governmental and quasi-governmental entities, away from us and toward other companies. Moreover, the dangers posed by COVID-19 may subside over time. A number of preventative vaccines have been approved for use in human populations by regulatory agencies in the U.S. and around the world. The uptake of these vaccines will likely limit the spread of COVID-19 and potentially reduce the market size for COVID-19 testing.

We expect that, if and when the current COVID-19 pandemic subsides, there could be significantly reduced demand for testing, and thus, for our InteliSwab® COVID-19 Rapid Tests. We have seen a reduction in the prevalence of COVID-19 since the height of the pandemic, and we expect that revenues relating to our COVID-19 testing products will decline in the future if the prevalence of COVID-19 remains low. Further, if the COVID-19 pandemic becomes a seasonal virus or experiences fluctuations in prevalence, we could experience fluctuations in our revenues associated with our InteliSwab® COVID-19 Rapid Tests. While there is still demand for COVID-19 testing products, there is no guarantee that current or anticipated demand will continue, or if demand does continue, that we will be able to produce our InteliSwab® COVID-19 Rapid Test in quantities to meet the demand. A significant decline in demand for our InteliSwab® COVID-19 Rapid Test without a corresponding increase in our other businesses could have a material, adverse effect on our results of operations, cash flow and financial position.

The COVID-19 Pandemic Continues to Cast Uncertainty Over Our Consolidated Results of Operations, Financial Position and Cash Flows, While the Consequences of COVID-19 and the Governmental Response to Contain the Pandemic and Pandemic-Related Macroeconomic Impacts Could Negatively Affect Our Operations and Share Price.

Although we have experienced heavy demand for our InteliSwab® tests and certain specimen collection devices for use in COVID-19 molecular testing as a result of the COVID-19 pandemic, which has had a positive impact on our performance, the duration and level of the demand for COVID-19 testing is highly uncertain. In addition, the COVID-19 pandemic has continued to negatively impact our ability to provide our HIV self-tests in Southern and Eastern African countries due to logistics challenges and, in our Molecular Solutions segment, COVID-related disruptions in clinical and research work, particularly in the academic market, had reduced demand for our products. We believe the COVID-19 pandemic's continued impact on our consolidated results of operations, financial position and cash flows will be primarily driven by; (i) the severity and duration of the COVID-19 pandemic; (ii) the COVID-19 pandemic's impact on the U.S. healthcare system and the U.S. economy; (iii) the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the development and deployment of vaccine, and (iv) the COVID-19 pandemic's impact on global clinics, research markets and global logistics. Each of these factors are difficult to predict and the nature, length and severity of any adverse consequences as a result of any given factor are uncertain.

Management has closely monitored the impact of the COVID-19 pandemic, with a focus on the health and safety of our employees and business continuity.

In response to, or as a result of, the current COVID-19 pandemic and emergence of variants, we may experience, among other things, voluntary or mandated temporary closures of one or more of our facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on our supply chain and distribution channels; the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from our facilities; and required reallocation or adjustment of resources, which may impact our business plans and product offerings. In addition, the direct or indirect impacts of COVID-19 may extend to disrupt our suppliers, partners, manufacturers, customers and other stakeholders, which in turn could materially adversely affect our business, results of operations or financial condition. Any change or disruption in operations could impact and have a material adverse effect on our operations and/or results from operations. In addition, the re-introduction of voluntary or mandated efforts to slow the spread of COVID-19 could impact our operations and sales. If portions or all of our, our partners’, or our customer’s operations are disrupted or suspended as a result of preventative or reactionary measures in response to the ongoing spread of COVID-19, it could have a material adverse impact on our profitability, results of operations, financial condition and share price. Further, there continue to be significant economic and social impacts of the COVID-19 pandemic, including rising inflation rates, continued levels of higher unemployment, and market volatility, among other impacts; any of which may have an impact on consumer behavior, including use of our products.

Given the uncertainties associated with the ongoing COVID-19 pandemic, including the uncertainty surrounding the remaining duration and outcome, COVID-19 variants and vaccine efficacy, we are unable to estimate the full impact of the COVID-19 pandemic on its business, financial condition, results of operations, and/or cash flows; however, the impact could be material.

Marketing of Our COVID-19 Tests and Collection Kits Under EUAs From The FDA Is Subject To Certain Limitations and We Are Required To Maintain Compliance With The Terms of The EUA, Among Other Things, And The Continuance of The EUAs Is Subject To Government Discretion.

On February 4, 2020, the HHS issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the FDCA, because HHS has issued this declaration, the FDA Commissioner is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.

During 2020, our ORAcollect®·RNA and OMNIgene®·ORAL collection devices were included in EUAs granted by the FDA to certain third parties for use in the detection of SARS-CoV-2, and we have separately obtained EUAs for these products. In addition, we obtained three EUAs for our new our InteliSwab® COVID-19 Rapid Test. Although there are certain regulatory requirements the FDA has waived for the duration of the EUAs, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events. As part of the conditions of authorization, OraSure was required to conduct a clinical study in a pediatric population ages 2-14 and an asymptomatic population in addition to launching an app for consumers to report their test results to public health jurisdictions. OraSure has completed the required conditions of authorization with respect to the pediatric claim and launched the InteliSwab ® Connect application for reporting test results to public health jurisdictions. As a result of the National Institutes of Health study (Performance of Screening for SARS-CoV-2 using Rapid Antigen Tests to Detect Incidence of Symptomatic and Asymptomatic SARS-CoV-2 Infection: findings from the Test Us at Home prospective cohort study), FDA has requested modifications to labeling to include serial testing and has removed the required for the Company to conduct a study in an asymptomatic population. Labeling has been modified as required for inclusion of serial testing and authorized by FDA.

As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (for example, compliance or product performance issues). The applicable EUAs remain effective only until the HHS declaration is terminated or revoked, and the FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety. If that were to occur then in order market our diagnostic products or collection kits for the purpose of detecting COVID-19, we would be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations for device manufacturers, including the QSR under 21 CFR Part 820. It is possible that we may not be able to obtain those clearances or approvals in a timely manner, or at all, and that one or more of our competitors may obtain the necessary clearances or approvals for their products before we do.

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

We Expect to Face Increasing Competition From Other Providers of Diagnostic Tests, Sample Collection Products and Molecular Laboratory Services.

Our rapid point-of-care tests compete with other point-of-care products made by our competitors. This competition is particularly evident with respect to our OraQuick ADVANCE® HIV-1/2 test and our HIV Self-Test outside of the US. The Oragene® product line sold by our subsidiary, DNAG, competes against other molecular collection products, such as blood collection kits and buccal swabs and will likely face additional competition from collection devices similar in design and operation to our Oragene® and ORAcollect® products. There are a number of products currently in or expected to enter the market for the detection of antigen to SARS-CoV-2 that currently or will compete with our InteliSwab® COVID -19 diagnostic test.

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

Our Inability To Expand International Sales Could Adversely Affect Our Business and Results of Operations.

One of our strategic priorities is to substantially expand our product sales internationally. An opportunity to accomplish this objective is with the sale of our OraQuick® HIV Self-Test in support of large self-testing programs in certain African countries and elsewhere. Our OraQuick® HIV Self-Test is also currently available in six European countries: United Kingdom, Germany, France, Italy, Spain and Portugal. We are also working to expand international sales of our professional HIV and HCV products and our molecular collection kits. We also believe there is a significant opportunity for international sales of our InteliSwab® COVID-19 Rapid Test once the necessary studies and registrations are complete.

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

Our International Presence May Increase Our Risks and Expose Our Business to Regulatory, Cultural or Other Restraints.

We seek to increase revenue derived from international sales of our products. Our international sales accounted for $37.3 million, or 10% of consolidated net revenues in 2022, $45.3 million, or 24%, of consolidated net revenues in 2021, and $40.9 million, or 24%, of consolidated net revenues in 2020. In addition, our subsidiary DNAG, which accounted for $75.0 million or 19% of consolidated net revenues in 2022, is operated in Canada. We have previously acquired foreign companies and we may acquire other foreign companies as part of our business development efforts.

A number of factors could adversely affect the performance of our business and/or cause us to incur substantially increased costs because of our international presence and sales, including, but not limited to those set forth below:

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
•
Economic conditions, inflation, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries;
•
Exposure to infectious disease and epidemics, including the effects of the COVID-19 outbreak on our business operations in geographic locations impacted by the outbreak and on the business operations of our customers and suppliers;
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

In addition, we have contracted with a third party in Thailand for the manufacture of a portion of our OraQuick® HIV tests and a portion of the assembly of our InteliSwab® COVID-19 Rapid Tests, and all of DNAG’s products are produced in Canada. We may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries. In addition, the ongoing COVID-19 pandemic has resulted in increased government-imposed travel restrictions and extended shutdowns of certain businesses in the affected locations as well as logistics delays due to the global logistical crisis from the pandemic. These or any further political or governmental responses to pandemic diseases could result in social, economic and labor instability of foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

Our U.S. Government Contracts Require Compliance With Numerous Laws and Increases Our Risk and Liability.

From time to time, we receive funding from the U.S. government and we sell some of our products to the federal government. Historically, we have sold a number of our products to the government under contracts with the General Services Administration and the Veterans Administration.

In September 2022 we entered into an $8.6 million contract with BARDA to develop a second generation Ebola test on the OraQuick® testing platform and we were selected to provide our OraQuick® In-Home HIV tests in support of the CDC "Together Take me Home," HIV self-test program. Under the program, the CDC is expected to provide $41.5 million over a five-year period to support community testing. During the third quarter of 2022, we entered into a contract with the DLA for the second procurement of our InteliSwab® COVID-19 Rapid Test for OTC use. During the same quarter, we entered into a contract with the BARDA to provide us with up to $13.6 million in funding to obtain FDA 510(k) clearance and CLIA waiver for our InteliSwab® test. In September 2021, we entered into a contract with the U.S. Department of Defense, in coordination with the HHS for $109 million in funding to build additional manufacturing capacity in the United States for our InteliSwab® test.

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

Challenges in the manufacture of our products in the face of significant demand for our InteliSwab® COVID-19 Rapid Tests have adversely affected, and could in the future adversely affect, our operating efficiency and results of operations. We have contracted with the U.S. Department of Defense to add additional manufacturing capacity of our InteliSwab® COVID-19 Rapid Tests. However, we face risks, including with respect to expanding our overall production capacity, that could increase costs, divert management attention and reduce our operating results, with no guarantee of success. The expansion of our manufacturing and scale-up of additional commercial production and capacity involves significant risks and challenges, including, but not limited to, design and construction delays, implementation of new systems and expertise and cost overruns. There can be no assurance that our scale-up and manufacturing expansion will be operational, on time, or contribute the production capacity that we anticipate, and we cannot guarantee that any such scale-up will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.

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

The availability and price of these materials, parts, products and services are affected by a variety of factors beyond our control, including the willingness of suppliers to sell into the medical device industry, changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, liability concerns, climate change (including new and existing laws and regulations to address climate change), competition, import duties, tariffs, currency exchange rates, inflationary pressures and political uncertainty around the world. Our suppliers often pass some of their cost increases on to us, and if such increased costs are sustained or increase further, our suppliers may pass further cost increases on to us. In addition, transportation costs have generally increased and may further increase if crude oil prices increase. Our transportation and service providers are typically able to pass any significant increases in oil prices on to us. Our costs may also be impacted by laws to increase minimum wages, including the potential increase to the federal minimum wage in the United States that has been recently proposed by the current administration.

Our ability to recover such increased costs may depend upon our ability to raise prices on our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payers, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, or we experience terminations or interruption of our relationships with our suppliers, we could experience lower margins and profitability, and our results of operations, financial condition and cash flows could be materially harmed.

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

Certain of Our Products Depend on Components From a Sole-Source Supplier, the Loss of Which Would Cause Us to be Unable to Deliver Such Products.

Our Intercept i2®he collection device is manufactured and supplied under a long-term agreement with Thermo Fisher, the sole-source supplier for these products. If Thermo Fisher were unable or unwilling to supply the necessary components for the manufacture of the Intercept i2® he collection devices, we would be unable to produce this product or offer it to our customers. Any interruption in, or change in the cost or quality of, the supply of the necessary raw materials, manufacturing services, product and process development, or other materials necessary to manufacture the product could adversely impact the efficacy of the product and negatively affect our reputation with our customers. In addition, many of the raw materials used in our DNAG products, including our Oragene® product line, and components used in these products are also purchased from third parties, some of which are purchased from a sole source supplier. If our sole source suppliers were to be acquired by a competitor, they may elect not to provide us with the product, raw materials or other components, as applicable. If our sole source suppliers were to otherwise cease supplying us, go out of business, or were unable to meet their obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere, if we could even source such materials at all.

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

If we are unable to successfully scale-up our manufacturing of our InteliSwab® COVID-19 Rapid Tests, we may be unable to meet our obligations under our government contracts. In addition, certain of our government contracts require us to meet production and manufacturing milestones. Failure to meet these milestones would result in not receiving payments under the contract. Our inability to fulfill our obligations under government contracts could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships, leading the government to turn to other companies to fulfill the contract.

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

Successful products and services can require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. Regulatory approval or clearance must be obtained before most products may be sold and additional development efforts on these products may be required before any regulatory authority will review them. Similarly, regulatory clearances or registrations, such as a CLIA certification, and compliance with industry guidelines, may be required in order to provide competitive laboratory services. As noted above, regulatory authorities may not issue such approvals, clearances or certifications or may substantially delay or condition such action. Even if a product or service is developed and all applicable regulatory approvals, clearance or certifications are obtained, there may be little or no market for the product or service and entry into or development of new markets for our products and services may require an investment of substantial resources, such as new employees, offices and manufacturing facilities. Moreover, we may spend a significant amount of money on manufacturing facilities, advertising or other activities and fail to develop a market for the product or service. Other factors that could affect the success of our efforts include our ability to manufacture products or provide laboratory services in a cost-effective manner and whether we can obtain necessary intellectual property rights and protection in the markets where the product or service is sold.

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

Customer Concentration Creates Risk for Our Business.

One of our customers accounted for approximately 58% of our net consolidated revenues for the year ended December 31, 2022. We expect that sales to the large non-commercial customer will continue to be a significant contributor to our net consolidated revenue. Certain parts of our business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such a large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing our products, or if we experience difficulty in meeting the high demand by these larger customers for our products, our revenues and results of operations could be adversely affected.

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

There Are Risks Relating To Our Recent Acquisitions.

The success of the acquisitions will depend, in part, on our ability to successfully combine and integrate our legacy business with those businesses acquired. The integration of the businesses with our existing business can be complex, costly and time-consuming processes. It is possible that a number of factors, including, without limitation, the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruptions of ongoing businesses or inconsistencies in standards, controls, procedures and policies, could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisitions. If we experience difficulties with the integration process, the anticipated benefits of the acquisitions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period following the acquisitions.

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

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives in many forms and may continue to reduce funding in an effort to lower overall federal healthcare spending. The ultimate content and timing of changes to healthcare reform legislation and the resulting impact on us are impossible to predict. If significant reforms continue to be made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise have an adverse effect on our financial condition and results of operations.

New or Changed Testing Guidelines Could Affect Sales of Our Diagnostic Products.

From time to time, governmental agencies such as the CDC issue diagnostic testing guidelines or recommendations, which can affect the usage of our HIV and HCV tests or other diagnostic products. For example, past sales of domestic professional OraQuick® HIV tests have decreased in part due to customer migration to automated fourth generation HIV immunoassays performed in a laboratory, as recommended under testing guidelines issued by the CDC. In addition, some states have promulgated, or may in the future promulgate, laws and regulations that affect HIV or HCV testing. The issuance of new laws or guidelines, or changes in existing laws or guidelines, and the manner in which these new or changed laws and guidelines are interpreted and applied by healthcare practitioners, could impact the degree to which our OraQuick® rapid HIV and HCV testing products or other products are used. New or changed laws or guidelines could affect the number of people tested, the frequency of testing and whether testing products such as our OraQuick® HIV and HCV tests are used broadly for screening large populations or in a more limited capacity as a confirmatory test or otherwise. These factors could in turn affect the level of sales of our products and our results of operations.

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

Regulatory Risks

The Need to Obtain Regulatory Approvals, Clearances, Authorizations or Certifications Could Increase Our Costs and Adversely Affect Our Financial Performance.

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

The process of obtaining required approvals, clearances, other premarket authorizations or certifications can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. These approvals, clearances, other premarket authorizations or certifications can require the submission of a large amount of clinical data which can be expensive and may require significant time to obtain. It is also possible that a product will not perform at a level needed to generate the clinical data required to obtain such premarket authorizations or certifications. The submission of an application to the FDA or other regulatory authority does not guarantee that an authorization to market or import the product or a laboratory certification will be received. A regulatory authority may impose requirements as a condition to granting an approval, clearance, premarket authorization or certification that may include significant restrictions or limitations. The regulatory authority may delay or refuse to grant premarket authorization or certification, even though a product has been approved or registered without restrictions or limitations in another country or by another agency. Delays in receipt or failure to receive such approvals, clearances, premarket authorization or certification could have a material adverse effect on our business, financial condition and results of operations.

All in vitro diagnostic products that are to be sold in the EU must bear the CE mark indicating conformance with the requirements of the relevant EU in vitro diagnostic medical devices legislation. The new EU Regulation 2017/746 on in vitro diagnostic medical devices ("IVDR"), became applicable on May 26, 2022 and repealed the previous Directive 98/79/EC, ("IVDD"). There is a transitional period during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the IVDR; however, class A non-sterile products do not benefit from such transitional provisions and have been required to be IVDR compliant since May 26, 2022. We have obtained the CE mark for several of our existing products [under the IVDD]. We also intend to apply for CE marks for certain of our future products and are not aware of any material reason why we would be unable to obtain those marks. However, there can be no assurance that compliance with all provisions of the IVDR will be demonstrated and the CE mark will be obtained or maintained for all products that we desire to sell in the EU. The failure to obtain or maintain the CE mark for one or more of our products could lead to the termination of strategic alliances and agreements for sales of those products in the EU and mean that we are unable to sell such products in the EU.

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

Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of our operations, and the operations of our suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, recalls, distribution, storage, advertising, promotion and recordkeeping. We are subject to routine inspection by the FDA and other agencies to determine compliance with QSR and FDA regulatory requirements in the United States and other applicable regulations worldwide, including but not limited to ISO standards. We believe that our facilities and procedures are in material compliance with the FDA requirements and ISO standards, but the regulations may be unclear and are subject to change, and we cannot be sure that the FDA or other regulators will agree with our compliance with these requirements. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved or cleared products or impose conditions on any product clearances or approvals that could restrict the distribution or commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product or additional regulatory actions, including withdrawal of the product from the market.

Failure to comply with the applicable requirements of the FDA can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant PMA approval for devices, withdrawal of product registrations, marketing clearances or approvals, or criminal prosecution. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

Some of our products, particularly those sold by DNAG, are sold for research purposes in the U.S. We do not promote these products for clinical diagnostic use and they are labeled “For Research Use Only” ("RUO"). If the FDA were to disagree with our RUO designation of a product, we could be forced to recall and/or stop selling the product until appropriate regulatory clearance or approval has been obtained.

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

Our Inability to Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

We believe that our products and procedures are in material compliance with all applicable FDA regulations, ISO requirements, and other applicable regulatory requirements, but the regulations regarding the manufacture and sale of our products, the QSR and ISO requirements, and other requirements may be unclear and are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval or clearance and/or impose new or additional requirements as part of the approval or clearance process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain approvals and sell our products. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

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

We must also comply with numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, disposal of hazardous substances, labor or employment practices and the configuration and operation of the websites through which we advertise our products. As a device manufacturer, we are required to report annually to the Centers for Medicare & Medicaid Services (“CMS”) any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in our business. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or de novo authorization or approval of a PMA from the FDA. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval, authorization or compliance with certain standards before a product can be commercially marketed. Compliance with these laws or any new or changed laws regulating our business could result in substantial costs. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of these requirements. To the extent the costs and procedures associated with complying with these laws and requirements are substantial or it is determined that we do not comply, our business and results of operations could be adversely affected.

Failure to Comply With Privacy, Security and Breach Notification Regulations May Increase Our Costs.

In the past, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) has generally affected us indirectly, as we are generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities. We have in place certain administrative, technical and physical safeguards to protect the privacy and security of consumers’ personal information and endeavors to comply with all applicable state and federal laws with respect to the protection of consumers’ personal information. We are required to comply with varying state privacy, security and breach reporting laws. If we do not comply with existing or new laws and regulations related to properly transferring data containing consumers’ personal information, we could be subject to monetary fines, civil penalties or criminal sanctions. In addition to other federal and state laws that protect the privacy and security of consumers’ personal information, we may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. Moreover, the potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services (HHS) can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business. For example, we could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of consumers’ personal information.

Failure to Comply With Data Protection Requirements or Privacy Laws Could Increase Our Costs.

The EU has adopted a comprehensive overhaul of its data protection regime from the prior national legislative approach to a single European Economic Area Privacy Regulation called the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The new EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as had been the case under the prior data protection regime, local data protection authorities will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We are implementing a plan to ensure compliance with these new requirements. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, we have no assurances that violations will not occur, particularly given the complexity of the GDPR, as well as the uncertainties that accompany new, comprehensive legislation.

We are also subject to the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020. The CCPA imposes extensive new requirements and protections on the processing of personal data, aimed at giving California consumers more visibility and control over their personal information. Failure to comply with the CCPA or other data processing or security laws, or any changes in these laws, could adversely impact our business and our business plans. In 2020, the California residents voted the California Privacy Rights Act (the "CPRA") into law. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions became effective on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

FDA Regulation of Laboratory-Developed Tests and Genetic Testing Could Affect Demand For Our Products.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has taken the position that it has regulatory authority over laboratory-developed tests ("LDTs"), but has exercised enforcement discretion in not regulating most LDTs performed by high complexity CLIA-certified laboratories. LDTs are tests designed, developed, and performed in-house by a laboratory. Such laboratories are subject to regulation under CLIA but have not been subject to regulation by the FDA under the agency’s medical device requirements. A significant portion of the total volume of genetic or molecular testing is performed with LDTs.

In mid-2010, the FDA announced that it would begin regulating LDTs, including laboratory developed molecular tests, and in October 2014 issued proposed guidance on the regulation of LDTs for public comment. On January 13, 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. We cannot predict what policies will be adopted with respect to regulating LDTs. FDA has been working with regulatory advocacy groups to bring forward legislative approaches specifically for in vitro diagnostic tests including LDTs. For example, in 2021, the Verifying Accurate, Leading-edge, IVCT Development ("VALID") Act was introduced to Congress and provided a framework to change IVDs and LDTs to in vitro clinical tests ("IVCTs"). The proposed regulation would give FDA oversight of LDTs once it becomes law. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. Absent congressional legislation to clarify FDA's authorities, the FDA may consider administrative action, such as rule making, to clarify requirements for LDT's.

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

In 2019, the Department of Justice indicted a number of telemedicine companies and cancer genetic testing laboratories for allegedly submitting fraudulent insurance claims to Medicare. A number of these companies were customers of DNAG. As a result of these activities, the FDA has issued letters to genetic testing laboratories indicating that it plans to increase oversight of this market which has caused some of these companies to stop providing testing options or to change how they are reporting the information provided by the testing. The activities have negatively affected this market and there is a risk that these enforcement actions will continue to negatively affect this market by forcing laboratories to either stop offering such services or restricting the use of such services. Such a reduction in testing could result in decreased sales of our DNA collection devices.

Our International Sales Create Potential Exposure Under Anti-Corruption Laws.

We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the FCPA and similar foreign laws. In 2022, approximately $37.3 million of our consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject us to the FCPA, the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations, enter into agreements with third parties, and make sales in countries known to experience corruption. Further international expansion, including the acquisition of foreign entities, may create increased exposure to such practices. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of our distributors. However, our existing safeguards and any future improvements may not prove to be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and we may be subject to other liabilities, which could negatively affect our reputation, business, results of operations and financial condition.

Risks Relating to the Economy, Our Financial Results, Investments, Credit Facilities and Need for Financing

We Have Experienced Losses in the Past and May Not Be Able To Again Achieve and Maintain Profitable Operations.

We experienced annual net losses during the five years prior to 2015 and again in 2020, 2021 and 2022. In addition, as of December 31, 2022, we had an accumulated deficit of $138.4 million. Even though we achieved profitability in 2015 through 2019, there can be no assurance that we will be able to achieve or sustain profitability in the future.

Our ability to achieve and continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:

•
Our ability to continue growing sales of our molecular collection products and related genomic and microbiome laboratory services;
•
Our ability to produce and successfully commercialize our InteliSwab® COVID-19 Rapid Tests and compete with comparable products;
•
Our ability to grow our OraQuick ADVANCE® HIV 1/2 test in the United States and expand sales of our OraQuick® HIV Self-Test internationally;
•
Changes in the markets in which we operate, including changes in the prevalence of COVID-19;
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

We began a strategic restructuring of our business in early 2023 by combining our Molecular Solutions and Diagnostics business units into a single commercial organization, and eliminated approximately 11% of our non-production workforce. While we believe this strategic restructuring will result in new efficiencies and a decrease in expenses, there can be no assurance that we will achieve such operational efficiencies, and our consolidated financial results may be adversely impacted as a result.

Recent Volatility In Capital Markets And Lower Market Prices For Our Securities May Affect Our Ability To Access New Capital Through Sales Of Shares Of Our Common Stock Or Issuance Of Indebtedness, Which May Materially Harm Our Liquidity, Limit Our Ability To Grow Our Business, Pursue Acquisitions Or Improve Our Operating Infrastructure And Restrict Our Ability To Compete In Our Markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
develop or enhance our technological infrastructure and our existing solutions;
•
pursue acquisitions or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financing to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Economic Volatility and Disruption, Including Those Related To The COVID-19 Pandemic, Could Adversely Affect Our Business, Financial Performance, Results of Operations, Cash Flow and Financial Condition or Those of Our Customers and Suppliers.

Global and U.S. markets and economies have experienced extreme volatility and disruption following the global outbreak of COVID-19 that has continued throughout 2022. Many economists and major investment banks have expressed concern that the continued spread of the virus globally has led to a world-wide economic downturn. Volatile economic conditions may occur again or continue in the future.

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

Although there are positive signs that COVID-19 has begun to subside as compared to the height of the pandemic, the duration of the COVID-19 pandemic is still unknown, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers or logistics providers, or on the global economy as a whole. It is uncertain how materially the COVID-19 pandemic will affect our global operations, particularly if the effects continue or get worse over an extended period of time. Even with the improvement of economic conditions, it may take time for our customers and suppliers to establish new budgets and return to normal purchasing and shipping patterns. We cannot predict the re-occurrence of any economic slowdown or the strength or sustainability of an economic recovery.

Rising Inflation Rates Could Negatively Impact Our Revenues And Profitability If Increases In The Prices Of Our Products Or A Decrease In Consumer Spending Results In Lower Sales. In Addition, If Our Costs Increase And We Are Not Able To Pass Along These Price Increases To Our Customers, Our Net Income Would Be Adversely Affected, And The Adverse Impact May Be Material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

An Impairment of Goodwill and Intangible Assets Could Reduce our Earnings.

At December 31, 2022, our consolidated balance sheet reflected approximately $35.1 million of goodwill and approximately $11.7 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles (“U.S. GAAP”) require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment review often cannot be done at the level of the individual asset and it must instead be applied to a group of assets. For the purpose of our annual goodwill impairment testing based on the current circumstances of how we manage or business, this group of assets is the Company as a whole. If we determine that any of our goodwill or intangible assets were impaired, we will be required to take an immediate charge to earnings and our results of operations could be adversely affected. We recognized a pre-tax impairment charge of $3.6 million during the year ended December 31, 2022, which is reported in loss on impairments in our consolidated statement of operations.

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

If We Fail To Establish and Maintain Proper And Effective Internal Control Over Financial Reporting, Our Operating Results and Our Ability to Operate Our Business Could Be Harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are required to comply with the requirements of The Sarbanes-Oxley Act of 2002, or SOX, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of SOX. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. For instance, during the quarter ended December 31, 2022, management identified and remediated a material weakness in internal control over financial reporting related to user access controls to adequately restrict user and privileged access over certain information technology systems that support our financial reporting processes and to ensure appropriate segregation of duties. While no misstatement arose as a result of this deficiency, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. Additionally, any failure to maintain the adequacy of our internal controls could prevent us from accurately reporting our financial results, which could result in investors losing confidence in the accuracy of our financial statements and reporting systems and our stock price could decline.

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

We have recently experienced significant changes in our senior leadership, including the appointment of a new Chief Financial Officer and Chief Product Officer, as well as a new Interim Chief Executive Officer, who was followed by a new President and Chief Executive Officer. Although we have endeavored to implement any management and director transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.

In addition, because certain members of our management and board of directors have served in their respective capacities for only limited durations, we face the additional risks that these persons have limited familiarity with our past practices, our business and our industry and lack established track records in managing our business strategy.

In addition, we have recently experienced turnover in other key leadership roles. Any future changes to the executive management team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. We can provide no assurance that we will find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into our management team.

If Our Essential Employees Who Are Unable To Telework Become Ill or Otherwise Incapacitated, Our Operations May Be Adversely Impacted.

As a medical device manufacturer, we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and are considered exempt under various stay at home/shelter in place orders. Accordingly, our employees may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

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

Cyber-attacks could result in unauthorized access to our computer systems or our third party IT service provider’s systems and, if successful, misappropriate personal or confidential information. We have been victimized by a spear phishing attack, and such attacks are an ongoing threat. If successful, these activities could lead to the disclosure of intellectual property or personally identifiable information, which could lead to financial harm and cause reputational damage. We have taken additional steps designed to improve the security of our networks and computer systems.

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

The Ongoing Conflict Between Russia And Ukraine And The Related Implications Could Have A Material Adverse Effect On Our Business And Results Of Operations.

As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Such sanctions could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-term consequences of the conflict or of the sanctions imposed to date, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

In addition, the conflict between Russia and Ukraine may have the effect of heightening other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, disruptions to our global technology infrastructure, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.

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

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

We own a 31,700 square foot facility that houses our primary corporate office, our sales and marketing, research and development, human resources, and regulatory and quality offices, a 48,000 square foot facility and a 33,500 square foot facility which are used for manufacturing activities, and we lease an additional 139,000 square foot manufacturing facility, which is primarily dedicated to the production of our InteliSwab® COVID-19 Rapid Tests. Each of these facilities is located in Bethlehem, Pennsylvania. We also rent additional warehouse and distribution space on an as-needed basis, including a 70,000 square foot warehouse in Bethlehem Township, Northampton County, Pennsylvania. In November 2022, we terminated our lease for a facility in York, Pennsylvania, which was intended for use in manufacturing activities. Given the improvements in manufacturing efficiency we were able to realize at our other facilities, we determined that this additional space was not necessary. We were not required to pay termination fees. Our subsidiary, DNAG, also leases a 35,883 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, manufacturing, distribution, research and development, and regulatory and quality operations. Our other subsidiaries, Diversigen and Novosanis, also lease facilities for their operations.

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

In March 2021, we filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe our patent and that our patent is invalid. In August 2021, we amended our complaint to add a second patent to this litigation. Spectrum responded to our amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office. DNAG filed a motion to dismiss Spectrum’s counterclaims in October 2021, which was denied by the Court on March 30, 2022. Expert discovery is ongoing. On November 29, 2022, the district court issued a claim construction order. On January 30, 2023, Spectrum filed a motion for summary judgment of noninfringement. We opposed the motion. Briefing is complete and the motion remains pending. The final pretrial conference is set for September 7, 2023. The Patent and Trademark Office instituted review of the second patent on February 10, 2023, scheduling a hearing for November 14, 2023.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “OSUR”. On February 17, 2023, there were 290 holders of record and approximately 22,603 holders in street name of our Common Stock, and the closing price of our Common Stock was $5.95 per share.

Dividends

We have never paid any cash dividends and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Share Repurchases and Retirements

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
October 1, 2022 - October 31, 2022	1,110	(3)	$3.97	—	11,984,720
November 1, 2022 - November 30, 2022	47,823	(3)	4.81	—	11,984,720
December 1, 2022 - December 31, 2022	1,707	(3)	4.96	—	11,984,720
	50,640			—

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
(3)
Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted and performance shares, these shares were retired to satisfy minimum tax withholdings

Performance Graph

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

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the Nasdaq Health Care Index for the period from December 31, 2017 through December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The Nasdaq Composite Index was chosen because it is a broad index of companies whose equity securities are traded on Nasdaq. The Nasdaq Biotechnology Index (old peer group) was historically chosen because it includes a number of our competitors. We have chosen to replace the Nasdaq Biotechnology Index with the Nasdaq Health Care Index (new peer group) because we believe it better reflects companies relevant to our current business, and we utilize the Nasdaq Health Care Index as a benchmark for compensation decisions. Furthermore, many healthcare investors look to the Nasdaq Health Care Index as an appropriate benchmark for stock performance. We will discontinue using the Nasdaq Biotechnology Index after this Annual Report. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

	Fiscal year ending December 31,
	2017	2018	2019	2020	2021	2022
OraSure Technologies, Inc.	100.00	61.93	42.58	56.12	46.08	25.56
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59
NASDAQ Health Care	100.00	83.86	92.88	118.12	106.27	79.91

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Reserved

Not Applicable

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

The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below. This section of this Annual Report on Form 10-K for the year ended December 31, 2022 (this "Annual Report") generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Business Overview

Our primary goal is to empower the global community to improve health and wellness by providing access to accurate essential information through effortless tests, collection kits and services. Through December 31, 2022 our business consisted of two segments: our “Diagnostics” segment and our “Molecular Solutions" segment.

In February 2023, we announced a corporate restructuring to combine the commercial and innovation teams across the two segments into one business unit, with sales, marketing, product development and research teams covering multiple product lines. This change is intended to accelerate innovation, enhance customer experience and result in operational synergies. Beginning with the first quarter of 2023, we will report financial results on a non-segmented basis.

Our Diagnostics business primarily consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using our proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care, and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. Our COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries. In 2022, after obtaining a CE mark, we launched our OraQuick® HIV Self-Test, an oral swab in-home test for HIV-1 and HIV-2, in Europe, making it available in several European countries. Through our Diagnostics business we are also developing and commercializing diagnostic products that measure adherence to HIV medications including pre-exposure prophylaxis ("PrEP"). In September 2022, we entered into an agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which BARDA will provide up to $8.6 million in funding to us to develop a 2nd generation Ebola test on the OraQuick® testing platform, with the objective of developing increased sensitivity and shelf life, with new chemistry and higher degrees of automation in the test's manufacturing process.

Our Molecular Solutions business is operated by our wholly-owned subsidiaries, DNA Genotek Inc. ("DNAG"), Diversigen, Inc. ("Diversigen"), and Novosanis NV ("Novosanis"). Our Molecular Solutions business sells its products and services directly to its customers, primarily through its internal sales force in the U.S. domestic market, and in many international markets, also through distributors. Our products primarily consist of collection kits and services used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. Most of our Molecular Solutions revenues are derived from product sales to commercial customers and sales into the academic and research markets. A significant portion of our total sales is from repeat customers in both markets. Molecular Solutions customers span the disease risk management, diagnostics, pharmaceutical, biotech, nutrition, companion animal and environmental markets.

In 2020, we expanded the market focus of our Molecular Solutions business by selling existing collection products for use with COVID-19 tests. In 2022, demand for COVID-19 PCR testing declined, which was primarily driven by the availability of antigen tests, the reduction in the number of COVID-19 cases, and the wider availability of vaccines which negatively impacted the sales of the collection products. We have also developed additional collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. In 2022, we launched the OMNIgene® • GUT Dx collection device (OMD-200), which was granted De Novo authorization from the FDA for collection of human fecal samples and the stabilization of DNA from the bacterial community for subsequent assessment of the microbiome profile by an assay validated for use with OMNIgene®·GUT Dx device. Additionally, our OMNIgene® • GUT DNA and RNA collection device (OMR-205), became available to gut microbiome researchers, allowing for self-collection, stabilization, storage and transportation of microbial DNA and RNA at ambient temperature for gut microbiome profiling. We leverage our existing sales force and global research connections to engage microbiome customers worldwide to establish ourselves among the leaders in ease-of-collection, stabilization, and transport of this challenging sample type. Through our partnership with Grifols, we received FDA clearance for our ORAcollect®•Dx saliva collection device for OTC use, which allows our commercial partners to use and market the device with their therapeutics or devices.

Our Molecular Solutions products include the Colli-Pee® device, developed and sold by our Novosanis subsidiary, for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. In 2022, Novosanis obtained a CE mark for its Colli-Pee® device containing a prefilled tube with UAS® chemistry, which is designed to stabilize urinary analytes. Our Diversigen subsidiary, also offers laboratory and analytical services for both genomics and microbiome customers to more fully meet their needs. These services are primarily provided to pharmaceutical, biotech companies, and research institutions.

In 2022, Diversigen launched its metatranscriptomics sequencing and analysis services for gut microbiome samples, which generate a microbial community's gene expression profile to provide information about the interactions between an individual and their microbiome, creating a holistic picture of a sample's microbial functions and expression levels.

Recent Developments

Restructuring

In February 2023, we announced a corporate restructuring to combine the commercial and innovation teams across the Molecular and Diagnostics segments into one business unit with sales, marketing, product development and research teams covering multiple product lines. This change is intended to accelerate innovation, enhance customer experience and result in operation synergies.

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

We expect that, if and when the current COVID-19 pandemic subsides, there could be significantly reduced demand for testing, and thus, for our InteliSwab® COVID-19 Rapid Tests. Further, if the COVID-19 pandemic becomes a seasonal virus or experiences fluctuations in prevalence, we could experience fluctuations in our revenues associated with our InteliSwab® COVID-19 Rapid Tests For additional information on COVID-19 related risks we face, see the “Risk Factors - Risks Relating to Products, Marketing and Sales - The COVID-19 pandemic continues to cast uncertainty over our consolidated results of operations, financial position and cash flows, while the consequences of COVID-19 and the governmental response to the pandemic and pandemic-related macroeconomic impacts could negatively affect our operations and share price.” section of this Annual Report

Appointment of New CEO

Carrie Eglinton Manner was appointed President and Chief Executive Officer ("CEO"), effective June 4, 2022. Ms. Eglinton Manner also joined the OraSure Board of Directors (the "Board"). She succeeded Dr. Nancy Gagliano, who was appointed Interim CEO in March 2022. Dr. Gagliano continues to serve on the OraSure Board.

Exploration of Strategic Alternatives

During 2022 our Board of Directors explored and evaluated a broad range of strategic alternatives with the goal of maximizing value for stockholders. Ms. Eglinton Manner’s appointment as CEO came in tandem with a decision by the OraSure Board to conclude its review of the strategic alternatives and for the Company to move forward under her leadership. Market conditions and the Board of Directors' belief in our ability to further build upon recent operational successes with Ms. Eglinton Manner’s leadership were factors in the decision.

BARDA Funding for Ebola Product

In September 2022, we entered into an agreement with BARDA, which is part of the office of the Assistant Secretary for Preparedness and Response, pursuant to which BARDA will provide up to $8.6 million in funding to us to develop a 2nd generation Ebola test on the OraQuick® testing platform. Our current OraQuick® Ebola Rapid Antigen Test is de novo authorized for use with whole blood or cadaveric oral fluid. The test received de novo authorization from the FDA in 2019, making it the first and only rapid antigen test to receive authorization for the detection of Ebola virus.

New Contract for In-Home HIV Tests

In September 2022, we were selected to provide our OraQuick® In-Home HIV tests in support of the CDC's “Together Take Me Home,” HIV self-test program. Under the program, the CDC will provide $41.5 million over a five-year period to support community testing. Emory University will manage the program and closely collaborate with a number of partner organizations, including OraSure, to supply tests to communities not equitably reached by HIV testing services across the United States. Under the "Together Take Me Home" HIV self-test program, we will provide up to 1 million OraQuick® In-Home HIV tests over a five-year period. A free HIV self-test will be mailed in discreet packages to people who enroll through its website. The program will target populations that are disproportionately affected by HIV and less likely to have access to key prevention services.

U.S. Government Contract Awards

In September 2021, we entered into a contract with the DLA for the procurement of our InteliSwab® COVID-19 Rapid Test for OTC use, which the DLA estimated to have a value of $205 million. Under the terms of the contract, we are providing our InteliSwab® COVID-19 Rapid Tests to up to 20,000 sites throughout the United States. The contract period was October 2021 through September 2022, however the DLA has provided delivery orders against which it can continue to issue shipping instructions into 2023.

In November 2022, the DLA awarded us a second procurement contract for our InteliSwab® COVID-19 Rapid Test for OTC use. Under the terms of this award, the contract estimate is 18 million InteliSwab® COVID-19 Rapid Tests; with a maximum award of 36 million tests and a guaranteed minimum award of 3.6 million tests. The contract will run from November 2022 through November 2023.

In December 2022, the HHS awarded a third procurement contract for our InteliSwab® COVID-19 Rapid Test for OTC use. Under the terms of this contract we were awarded a fully funded firm fixed price contract for a total of 3.2 million tests to be delivered in the first quarter of 2023.

DOD Manufacturing Capacity Funding

In September 2021, we entered into an agreement for $109 million in funding from the DOD, in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for our InteliSwab® COVID-19 Rapid Test as part of the nation's pandemic preparedness plan. Under this agreement, the funding will be used to expand our production capacity by 100 million tests annually. Funding is received based on the achievement of milestones for the design, acquisition, installation, housing, qualification and acceptance of the manufacturing equipment as set forth in the agreement. We continue to invest time and money to build the additional manufacturing capacity as required under this agreement. We anticipate that we will complete the requirements of the contract by the end of 2023. Since the inception of the contract, we have received $60.3 million in funding.

Current Consolidated Financial Results

During the year ended December 31, 2022, our consolidated net revenues increased 66% to $387.5 million, compared to $233.7 million for the year ended December 31, 2021. Net product and services revenues during the year ended December 31, 2022 increased 67% when compared to the same period of 2021, largely due to $233.7 million of InteliSwab® COVID-19 Rapid Test revenue recorded in 2022, compared to $22.7 million in 2021. We first began selling this product in August of 2021. Also contributing to the increased revenues were higher sales of our hepatitis C ("HCV") and substance abuse testing products. Declines in sales of our molecular sample collection kits for COVID-19 testing, lower genomics product revenue, lower laboratory services revenues and a decline in international sales of our HIV products offset these positive drivers of revenue. Other revenues for the year ended December 31, 2022 were $9.4 million compared to $6.8 million in the same period of 2021. This increase was largely due to increased research and development funding associated with our InteliSwab® COVID-19 rapid test offset by a decrease in royalty income.

Our consolidated net loss for the year ended December 31, 2022 was $17.9 million, or $0.25 per share on a fully diluted basis, compared to a consolidated net loss of $23.0 million, or $0.32 per share on a fully diluted basis, for the year ended December 31, 2021. Results for the full-year 2022 benefited from the increased revenues in 2022 compared to 2021. The benefit of the higher revenues was offset by the negative impact of $17.1 million of impairment charges taken for idle manufacturing lines and goodwill. There were no similar charges in the 2021. 2022 results also included higher spending in operating expenses across all categories.

Cash used in operating activities during the year ended December 31, 2022 was $47.2 million compared to $35.4 million used in the year ended December 31, 2021. The use of cash in 2022 reflected the significant investment in inventory purchases in anticipation of future demand of our COVID-19 testing products as well the increase in our accounts receivable balances resulting largely from COVID-19 shipments made toward the end of the fourth quarter of 2022. As of December 31, 2022, we had $110.8 million in cash, cash equivalents, and available-for-sale securities, compared to $170.1 million at December 31, 2021.

Results of Operations

YEAR ENDED DECEMBER 31, 2022 COMPARED TO DECEMBER 31, 2021

CONSOLIDATED NET REVENUES

The table below shows a breakdown of total net revenues (dollars in thousands) generated by each of our business segments.

	For the Year Ended December 31,
	Dollars			Percentage of Total Net Revenues
	2022	2021	% Change	2022	2021
Diagnostics	$296,663	$87,030	241%	77%	37%
Molecular Solutions	81,384	139,867	(42)	21	60
Net product and services revenues	378,047	226,897	67	98	97
Other	9,432	6,777	39	2	3
Net revenues	$387,479	$233,674	66%	100%	100%

Consolidated net product and services revenues increased 67% to $378.0 million for the year ended December 31, 2022 from $226.9 million for 2021. This increase was largely driven by higher sales of our InteliSwab® COVID-19 Rapid Tests, and our HCV and substance abuse testing products. The increase was partially offset by declines in revenues of our molecular product use for COVID-19 testing, our molecular product used for genomic testing, and lower laboratory services revenues. Other revenues for the year ended December 31, 2022 were $9.4 million compared to $6.8 million in 2021. This increase was largely due to increased research and development funding associated with our InteliSwab® COVID-19 rapid test offset by a decrease in royalty income.

Consolidated net revenues derived from products sold to customers outside of the United States were $37.3 million and $45.3 million, or 10% and 19% of total net revenues, during the years ended December 31, 2022 and 2021, respectively. Because the majority of our international sales are denominated in U.S. dollars, the impact of fluctuating foreign currency exchange rates was not material to our total consolidated net revenues.

Net Revenues by Segment

Diagnostics Segment

The table below shows the amount of total net revenues (dollars in thousands) generated by our Diagnostics segment.

	For years ended December 31,
	Dollars			Percentage of Total Net Revenues
Market	2022	2021	% Change	2022	2021
Infectious disease testing:
COVID-19	$233,666	$22,707	929%	77%	25%
Other	52,728	54,645	(4)	17	61
Total infectious disease testing	286,394	77,352	270	94	86
Substance abuse testing	10,269	9,678	6	4	11
Net product revenues	296,663	87,030	241	98	97
Other	7,010	3,010	133	2	3
Net revenues	$303,673	$90,040	237%	100%	100%

Infectious Disease Testing Market

COVID-19 revenues were $233.7 million and $22.7 million for the years ended December 31, 2022 and 2021, respectively. This growth was driven largely through fulfillment of our government procurement contracts for InteliSwab® tests. We first began selling this product in August 2021. We are anticipating higher COVID-19 revenues in the first half of 2023 followed by lower revenues in the second half of 2023, as we work down our government InteliSwab® COVID-19 rapid test contracts.

Sales to other infectious disease testing markets decreased 4% to $52.7 million for the year ended December 31, 2022 from $54.6 million for the year ended December 31, 2021. This decline resulted from lower world-wide sales of our OraQuick® HIV product offset by increased world-wide sales of our OraQuick® HCV products.

The table below shows a breakdown of our total net OraQuick® HIV and HCV product revenues (dollars in thousands) during 2022 and 2021.

	Years ended December 31,
Market	2022	2021	% Change
Domestic HIV	$16,241	$16,641	(2)%
International HIV	22,571	25,503	(11)
Net HIV revenues	38,812	42,144	(8)
Domestic HCV	8,353	6,881	21
International HCV	5,016	4,902	2
Net HCV revenues	13,369	11,783	13
Net OraQuick® revenues	$52,181	$53,927	(3)%

Domestic OraQuick® HIV sales decreased 2% to $16.2 million for the year ended December 31, 2022 from $16.6 million for the year ended December 31, 2021. The decline is primarily a result of a large order fulfilled in the first half of 2021 for our OraQuick® In-Home HIV tests shipped to the CDC and use in an initiative to drive increased in-home HIV testing, which was not repeated in 2022. This negative impact to sales was partially offset by improved distribution strategy with our distribution partners.

International sales of our OraQuick® HIV products during 2022 decreased 11% to $22.6 million from $25.5 million in 2021. This decrease was largely due to customer order timing. This was partially offset by Our OraQuick® HIV Self-Test expansion into Europe.

Domestic OraQuick® HCV sales increased 21% to $8.4 million in 2022 from $6.9 million in 2021, driven by new funding granted by certain state governments, increased legislation regarding drug testing and a rise in drug use requiring more testing. Furthermore this part of our business also benefited from an improved distribution strategy with our distribution partners.

International OraQuick® HCV sales remained largely flat at $5.0 million in 2022 compared to $4.9 million in 2021.

Substance Abuse Testing Market

Sales to the substance abuse testing markets increased 6% to $10.3 million for the year ended December 31, 2022 from $9.7 million for the year ended December 31, 2021 due to market share gains.

Other revenues

Other revenues for the year ended December 31, 2022 increased 133% to $7.0 million from $3.0 million for the year ended December 31, 2021 largely due to higher research and development funding for 510(k) clearance and CLIA waiver of our InteliSwab® COVID-19 rapid test. This was offset by lower royalty income from a licensing agreement related to our proprietary buffer solution used for the preservation and stabilization of oral fluid specimens.

Molecular Solutions Segment

The table below shows a breakdown of total net revenues (dollars in thousands) generated by our Molecular Solutions segment for the year ended December 31, 2022 and 2021.

	Years ended December 31,
Market	2022	2021	% Change
Genomics	$54,335	$63,350	(14)%
Microbiome	7,503	7,944	(6)
COVID-19	9,659	54,167	(82)
Laboratory services	7,296	11,840	(38)
Other product and service revenues	2,591	2,566	1
Net molecular product and services revenues	$81,384	139,867	(42)
Other	2,422	3,767	(36)
Net molecular product and services revenues	$83,806	$143,634	(42)%

Sales of our genomics products decreased 14% to $54.3 million in 2022 compared to $63.4 million in 2021, largely as a result of a shift in market prioritization at our larger commercial customers and a reduction in demand in the animal genetics market.

Microbiome revenues decreased 6% to $7.5 million in 2022 compared to $7.9 million in 2021, due to decreased sales in the commercial microbiome market. This was partially offset by the onboarding of new customers in the academic market.

Sales of our molecular sample collection kits for COVID-19 testing decreased 82% to $9.7 million in 2022 compared to $54.2 million in 2021 due to lower COVID-19 PCR testing sales to our core customers, driven by the availability of antigen tests, the wider availability of vaccines, lower public funding for PCR testing, and high inventory levels held by some of those customers.

Laboratory services revenues decreased 38% to $7.3 million in 2022 compared to $11.8 million in 2021, as a result of a large customer ceasing its operations and the timing of clinical trials activity.

Other revenues decreased 36% to $2.4 million in 2022 compared to $3.8 million in 2021 due to lower royalty income received under a litigation settlement agreement.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit percentage was 38% for the year ended December 31, 2022 compared to 50% for 2021. The decrease in gross margins rates was caused by an unfavorable product mix of higher sales of lower margin products driven by the decline in molecular COVID-19 revenues offset by an increase in InteliSwab® revenues. In addition, 2021 margins benefited from lower payroll taxes as result of applying for an Employee Retention Credit under the Coronavirus Aid, Relief and Economic Security Act, which increased gross profit by $2.5 million.

Consolidated operating loss in 2022 was $23.0 million, which was a $12.8 million increase from the $10.2 million of operating loss reported in 2021. Results in 2022 were negatively impacted by the decline in gross margin described above coupled with impairment charges of $17.1 million and the increased operating expenses described below.

OPERATING INCOME BY SEGMENT

Diagnostic Segment

The gross profit percentage of the Diagnostics business was 36% in 2022 compared to 29% in 2021. This increase was driven by an improved product mix associated with the higher sales of InteliSwab® COVID-19 Rapid Tests. This was partially offset by lower payroll taxes in 2021 as result of applying for the Employee Retention Credit which increased gross profit by $2.5 million in that year.

Research and development expenses increased 8% to $26.0 million in 2022 from $24.1 million in 2021, due to higher staffing costs associated with increased head count, cost incurred under our DOD expansion contract which did not occur in 2021, and increased clinical study activities related to obtaining CE mark for our InteliSwab® rapid test, partially offset by lower product development activities related to our InteliSwab® rapid test as we received EUA authorization in June 2021. Also contributing to the higher spend are consulting fees required under our DOD expansion contract. Similar fees did not occur in 2021.

Sales and marketing expenses increased 18% to $33.5 million in 2022 from $28.5 million in 2021, due to increased staffing costs associated with higher head count, increased severance costs, and the inclusion of the Employee Retention Credit in 2021 results, which did not repeat in 2022. Furthermore, travel and annual meeting expenses increased as travel and in person events have resumed as COVID-19 restrictions have been lifted. In addition, we also recorded an increase in our reserve for uncollectible accounts. These higher spend items were partially offset by a decrease in consulting fees.

General and administrative expenses increased 31% to $42.8 million in 2022 from $32.6 million in 2021 largely due to higher stock compensation expense associated with accelerated vesting of shares under our former CEO's and general counsel's employment agreements, higher staffing costs associated with increased head count and severance costs, increased legal costs, and increased consulting and accounting fees.

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

All of the above contributed to the Diagnostics segment’s operating loss of $0.6 million for the year ended December 31, 2022, which included non-cash charges of $8.1 million for depreciation and amortization, impairment charges of $8.5 million, and $9.3 million for stock-based compensation.

Molecular Solutions Segment

The gross profit percentage of the Molecular Solutions segment was 46% in 2022 compared to 63% in 2021. This decrease was due to a less favorable product mix and an increase in reserves for excess inventory as result of a forecasted decline in demand.

Research and development expenses remained relatively flat at $10.3 million in 2022 compared to $10.1 million in 2021.

Sales and marketing expenses decreased 4% to $15.7 million in 2022 compared to $16.3 million in 2021 largely due to lower amortization expense associated with an intangible asset that was fully amortized at the end of 2021, lower commission expense associated with the decline in sales, lower consulting costs, and a decrease in expense related to the cancellation of a marketing loyalty program. These decreases in spend were partially offset by higher staffing costs related to increased head count.

General and administrative expenses increased 44% to $25.4 million in 2022 compared to $17.7 million in 2021, due primarily to higher legal fees.

Operating expenses for the Molecular Solutions segment also includes impairment charges of $8.6 million in 2022 associated with several idle manufacturing lines for which there are no projected cash flows and minimal resale or salvage value.

All of the above contributed to an operating loss of $22.4 million for 2022, which included non-cash charges of $7.2 million for depreciation and amortization, the impairment charges of $8.6 million, and $2.3 million for stock-based compensation.

CONSOLIDATED INCOME TAXES

We continue to believe the full valuation allowance established in 2008 against our total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the year ended December 31, 2022 and 2021, we recorded income tax expense of $1.5 million and $13.7 million, respectively. 2022 income tax expense is comprised of $1.7 million of Canadian withholding taxes paid on the repatriation of Canadian earnings which occurred in the first quarter of 2022, $0.9 million of U.S. state income taxes, and a foreign income tax benefit of $1.2 million associated with our Canadian subsidiary. Our 2021 expense is comprised of U.S. state income taxes of $0.2 million and foreign tax expense associated with our Canadian subsidiary of $13.5 million.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$83,980	$116,762
Available for sale securities	26,867	53,288
Working capital	255,326	231,242

Our cash and cash equivalents and available-for-sale securities decreased to $110.8 million at December 31, 2022 from $170.0 million at December 31, 2021. Our working capital increased to $255.3 million at December 31, 2022 from $231.2 million at December 31, 2021.

During the year ended December 31, 2022, net cash used in operating activities was $47.2 million. Our net loss of $17.9 million included non-cash charges of $17.1 million associated with impairment charges taken for idle manufacturing lines and goodwill, depreciation and amortization expense of $15.3 million, stock-based compensation expense of $11.6 million, deferred income tax benefit of $1.7 million, a decrease in reserve for uncollectible accounts of $1.0 million, and a decrease in inventory reserves of $0.8 million. Cash used to fund our working capital accounts included an increase in inventory of $43.0 million to meet anticipated demand to support COVID-19 testing programs, an increase in accounts receivable of $25.2 million due to orders placed in the fourth quarter, an increase in prepaid expenses and other assets of $7.1 million associated with tax installments made to the Canadian Revenue Agency and a decrease in deferred revenue of $0.6 million due to the recognition of revenue from customer prepayments. Offsetting these uses of cash was a $4.0 million increase in accounts payable due to the timing of invoices received and payments made and a decrease in accrued expenses and other liabilities of $1.4 million.

Net cash provided by investing activities was $21.1 million for the year ended December 31, 2022, which reflects proceeds from the maturities and redemptions of investments of $47.4 million, offset by $22.9 million used to purchase investments. Investing activities also included $6.8 million to acquire property and equipment and $57.1 million used to build additional manufacturing capacity as required by the $109 million agreement with the DOD. This is offset by $60.3 million received from the DOD as reimbursement under that contract.

Net cash used in financing activities was $3.8 million for the year ended December 31, 2022, which reflects $2.3 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares and performance stock units awarded to our employees, payments of lease liabilities of $1.4 and payment of our contingent consideration obligation of $0.2 million.

We expect current balances of cash and cash equivalents and available-for-sale securities to be sufficient to fund our current and foreseeable operating and capital needs. Our cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the timing of reimbursement under our $109 million DOD contract, the scope and timing of future strategic acquisitions, the progress of our research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors. In addition, $71.0 million, or 64%, of our $110.8 million in cash, cash equivalents and available-for-sale securities belongs to our Canadian subsidiary. In 2022, we repatriated $65 million of such cash into the United States and incurred approximately $1.7 million of Canadian withholding tax. Further repatriation of cash from Canada into the United States could have additional adverse tax consequences. It is still our intention going forward to continue to permanently reinvest the historical undistributed earnings of our foreign subsidiaries.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generally do not grant product return rights to our customers, except for warranty returns and return rights on sales of our OraQuick® In-Home HIV test to the retail trade, and InteliSwab® products to the retail trade and certain customers.

Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, we expense warranty returns as incurred.

Service Revenues

Service revenues represent microbiome laboratory testing and analytical services. We recognize revenues when we satisfy our performance obligation for services rendered.

Arrangements with multiple-performance obligations

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

Inventories

Our inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating, which can be extended in certain circumstances. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for net realizable value adjustments, based primarily on prior experience with consideration of expected changes in the business and estimated forecasts of product sales. We reserve for unidentified scrap or spoilage based on historical write-off rates. We also consider items identified through specific identification procedures in assessing the adequacy of our reserve. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

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

As of December 31, 2022, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 2.0% of our total revenues for the year ended December 31, 2022. We do have foreign currency exchange risk related to our operating subsidiaries in Canada and in Belgium. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. Our foreign subsidiaries had net assets, subject to translation, of $120.3 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of December 31, 2022. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have increased our comprehensive loss by approximately $12.0 million in the year ended December 31, 2022.

ITEM 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Consolidated Financial Statements included under Item 15 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2022. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2022 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

(c) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2022, management identified and remediated a material weakness in internal control over financial reporting related to user access controls to adequately restrict access over our information technology system that supports our financial reporting processes. No misstatement arose as a result of this deficiency.

Except for the foregoing, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

To the Stockholders and Board of Directors
OraSure Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited OraSure Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 3, 2023

ITEM 9B. Other Information.

Not applicable.

ITEM 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our 2023 Proxy Statement and is incorporated herein by reference. Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to the members of our Board of Directors and our other officers and employees. This Code of Business Conduct and Ethics is available on our website at www.orasure.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

ITEM 11. Executive Compensation.

The information required by this Item 11 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

10.1

Employment Agreement dated as of January 3, 2018, between OraSure Technologies, Inc. and Stephen S. Tang, Ph.D., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2018.*

10.2

Transition Agreement dated as of January 2, 2022, between OraSure Technologies, Inc. and Stephen S. Tang, Ph.D. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed January 6, 2022*

10.3

Employment Agreement, dated as of January 1, 2019, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc. is incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.4

Amendment No. 1 to Employment Agreement, dated as of December 20, 2021, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc. is incorporated by reference to exhibit 10.10 to the Company's Annual Report on form 10-K for the year ended December 31, 2021*

10.5+	Amendment No. 2 to Employment Agreement, dated as of November 7, 2022, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc.*

10.6

Employment Agreement, dated as of May 11, 2020, between OraSure Technologies, Inc. and Lisa Nibauer is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2020.*

10.7

Employment Agreement, dated as of November 29, 2021, between OraSure Technologies, Inc. and Agnieszka M. Gallagher. is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

10.8

Employment Agreement dated as of March 21, 2022, between OraSure Technologies, Inc. and Nancy J. Gagliano, M.D., M.B.A. is incorporated by reference to item 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2022*

7
10.9

Employment Agreement, dated as of May 20, 2022, between OraSure Technologies, Inc. and Carrie Eglinton-Manner is incorporated by reference to exhibit 10.1 to the company's Current Report on Form 8-K filed on May 26, 2022.

10.10

Employment Agreement dated August 8, 2022, between OraSure Technologies, Inc. and Kenneth J. McGrath is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2022.*

10.11

Severance Letter Agreement, dated August 25, 2021, between OraSure Technologies, Inc. and Michele M. Miller is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

10.12	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on form 8-K filed August 14, 2019.*

10.13	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.14

OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.15

Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective April 4, 2020, is incorporated by reference to Exhibit A to the Company’s Proxy Statement, filed April 9, 2020, for the 2020 Annual Meeting of Stockholders.*

10.16

Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective April 1, 2022, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2022.*

10.17

Form of Restricted Share Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.18

Form of Restricted Unit Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. *

10.19

Form of Restricted Unit Award Agreement (Executive Officers-Employment Agreements) for 2021 awards is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

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

10.23	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.24	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.25	Amended and Restated Code of Business Conduct and Ethics of OraSure Technologies, Inc. is incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed November 10, 2021.

10.26

$109 Million Capital Funding Agreement with the U.S. Department of Defense, in coordination with the Department of Health and Human Services is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended September 30, 2021, filed November 4, 2021.

10.27

Industrial Lease between Core5 at Laughman Farms Phase 1, LLC as Landlord and OraSure Technologies, Inc. as Tenant, dated January 3, 2022 is incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

21	Subsidiaries of the Company are incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

23+	Consent of KPMG LLP.

24+	Powers of Attorney.

31.1+	Certification of Carrie Eglinton Manner. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1+

Certification of Carrie Eglinton Manner. required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+

Certification of Kenneth J. McGrath required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ Filed herewith.

* Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2023.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Carrie Eglinton Manner
Carrie Eglinton Manner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Carrie Eglinton Manner	President, Chief Executive Officer and Director (Principal Executive Officer)
Carrie Eglinton Manner

/s/ Kenneth J. McGrath	Chief Financial Officer (Principal Financial Officer)
Kenneth J. McGrath

/s/ Michele Anthony	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)
Michele Anthony

*MARA ASPINALL Mara Aspinall	Director

*JAMES A. DATIN James A. Datin	Director

*NANCY J. GAGLIANO Nancy J. Gagliano	Director

*LELIO MARMORA Lelio Marmora	Director

*DAVID J. SHULKIN, M.D. David J. Shulkin, M.D.	Director

*ANNE C. WHITAKER Anne C. Whitaker	Director

*By:	/s/Stefano Taucer
Stefano Taucer
(Attorney-in-Fact)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OraSure Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of net realizable value adjustments to inventories for excess or obsolescence

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $96,232 thousand as of December 31, 2022. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The majority of the inventories are subject to expiration dating, which can be extended in certain circumstances. The Company continually evaluates quantities on hand and the carrying value of inventories to determine the need for net realizable value adjustments for excess and obsolete inventories, based primarily on prior experience with consideration of expected changes in the business and estimated forecasts of product sales. The Company reserves for unidentified scrap or spoilage based on historical write-off rates. The Company also considers items identified through specific identification procedures in assessing the adequacy of the reserve.

We identified the evaluation of net realizable value adjustments to inventories for excess or obsolescence as a critical audit matter. Evaluating the Company’s specific identification procedures, which included reviewing historical inventory consumption as compared to inventory balances as of year-end and the resulting inventory consumption and ability to extend inventory expiration dates, required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for determining net realizable value adjustments for inventory excess or obsolescence, which included controls related to the review of the specific identification procedures. For a selection of inventory items, we compared the Company’s historic estimates of net realizable value adjustments for excess and obsolescence to the actual physical inventory disposals to evaluate the Company’s ability to accurately estimate the net realizable value adjustments. In addition, we selected inventory items from the underlying data used in the Company’s analysis and evaluated the Company’s determination of net realizable value adjustments for those items by: (1) testing historical inventory consumption by independently recalculating the historical consumption and comparing it to the company determined consumption, (2) comparing that consumption to inventory balances as of year-end, and (3) evaluating changes in the business that could impact future inventory consumption, as applicable. We also selected inventory items from the underlying data used in the Company’s analysis and evaluated the ability to extend the expiration dates by inspecting relevant supporting documentation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 3, 2023

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$83,980	$116,762
Short-term investments	26,867	36,279
Accounts receivable, net of allowance for doubtful accounts of $2,365 and $3,418	70,797	45,323
Inventories	96,232	53,138
Prepaid expenses	6,273	7,939
Other current assets	41,569	39,865
Total current assets	325,718	299,306
Noncurrent Assets:
Property, plant and equipment, net	59,413	73,435
Operating right-of-use assets, net	10,399	9,056
Finance right-of-use assets, net	1,293	2,493
Intangible assets, net	11,694	14,343
Goodwill	35,104	40,279
Long-term investments	—	17,009
Other noncurrent assets	1,087	5,069
Total noncurrent assets	118,990	161,684
TOTAL ASSETS	$444,708	$460,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$39,349	$28,024
Deferred revenue	2,273	2,936
Accrued expenses and other current liabilities	25,762	33,778
Finance lease liability	1,179	939
Operating lease liability	1,764	2,181
Acquisition-related contingent consideration obligation	65	206
Total current liabilities	70,392	68,064
Noncurrent Liabilities:
Finance lease liability	503	1,952
Operating lease liability	9,101	7,202
Acquisition-related contingent consideration obligation	99	354
Other noncurrent liabilities	581	651
Deferred income taxes	408	2,234
Total noncurrent liabilities	10,692	12,393
TOTAL LIABILITIES	81,084	80,457
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 72,734 and 72,069 shares issued and outstanding	—	—
Additional paid-in capital	520,446	511,063
Accumulated other comprehensive loss	(18,435)	(10,077)
Accumulated deficit	(138,387)	(120,453)
Total stockholders' equity	363,624	380,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$444,708	$460,990

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
NET REVENUES:
Products and services	$378,047	$226,897	$166,381
Other	9,432	6,777	5,340
	387,479	233,674	171,721
COST OF PRODUCTS AND SERVICES SOLD	239,842	116,074	69,853
Gross profit	147,637	117,600	101,868
OPERATING EXPENSES:
Research and development	36,237	34,170	31,032
Sales and marketing	49,238	44,751	34,459
General and administrative	68,206	50,328	42,653
Loss on impairments	17,101	—	—
Change in the estimated fair value of acquisition-related contingent consideration	(188)	(1,485)	(1,099)
	170,594	127,764	107,045
Operating loss	(22,957)	(10,164)	(5,177)
OTHER INCOME	6,481	872	1,653
Loss before income taxes	(16,476)	(9,292)	(3,524)
INCOME TAX EXPENSE	1,458	13,706	11,398
NET LOSS	$(17,934)	$(22,998)	$(14,922)
LOSS PER SHARE:
BASIC	$(0.25)	$(0.32)	$(0.22)
DILUTED	$(0.25)	$(0.32)	$(0.22)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	72,505	71,981	67,505
DILUTED	72,505	71,981	67,505

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2022	2021	2020
NET LOSS	$(17,934)	$(22,998)	$(14,922)
OTHER COMPREHENSIVE LOSS
Currency translation adjustments	(8,572)	(894)	3,273
Unrealized gain (loss) on marketable securities	214	(86)	(234)
COMPREHENSIVE LOSS	$(26,292)	$(23,978)	$(11,883)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2020	61,731	$—	$401,814	$(12,136)	$(82,533)	$307,145
Common stock issued upon exercise of options	402	—	3,222	—	—	3,222
Vesting of restricted stock and performance stock units	653	—	—	—	—	—
Purchase and retirement of common shares	(248)	—	(2,088)	—	—	(2,088)
Issuance of common stock in connection with public offering, net of commissions and expenses of $6,200	9,200	—	95,036	—	—	95,036
Stock-based compensation	—	—	7,139	—	—	7,139
Net loss	—	—	—	—	(14,922)	(14,922)
Currency translation adjustments	—	—	—	3,273	—	3,273
Unrealized loss on marketable securities	—	—	—	(234)	—	(234)
Balance at December 31, 2020	71,738	$—	$505,123	$(9,097)	$(97,455)	$398,571
Common stock issued upon exercise of options	33	—	246	—	—	246
Vesting of restricted stock and performance stock units	451	—	—	—	—	—
Purchase and retirement of common shares	(153)	—	(2,113)	—	—	(2,113)
Stock-based compensation	—	—	7,807	—	—	7,807
Net loss	—	—	—	—	(22,998)	(22,998)
Currency translation adjustments	—	—	—	(894)	—	(894)
Unrealized loss on marketable securities	—	—	—	(86)	—	(86)
Balance at December 31, 2021	72,069	$—	$511,063	$(10,077)	$(120,453)	$380,533
Common stock issued upon exercise of options	2	—	15	—	—	15
Vesting of restricted stock and performance stock units	992	—	—	—	—	—
Purchase and retirement of common shares	(329)	—	(2,254)	—	—	(2,254)
Stock-based compensation	—	—	11,622	—	—	11,622
Net loss	—	—	—	—	(17,934)	(17,934)
Currency translation adjustments	—	—	—	(8,572)	—	(8,572)
Unrealized gain on marketable securities	—	—	—	214	—	214
Balance at December 31, 2022	72,734	$—	$520,446	$(18,435)	$(138,387)	$363,624

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(17,934)	$(22,998)	$(14,922)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	11,622	7,807	7,139
Depreciation and amortization	15,308	11,658	9,387
Loss on impairments	17,101	—	—
Other non-cash amortization	228	837	327
Provision for doubtful accounts	(1,032)	(253)	941
Inventory reserve	(754)	6,731	736
Unrealized foreign currency (gain) loss	(161)	(210)	269
Interest expense on finance leases	94	82	72
Deferred income taxes	(1,651)	1,026	(392)
Loss on sale of fixed assets	729	—	114
Gain on sale of product line	—	—	(225)
Change in the estimated fair value of acquisition-related contingent consideration	(188)	(1,485)	(1,099)
Payment of acquisition-related contingent consideration	—	(142)	(496)
Changes in assets and liabilities
Accounts receivable	(25,162)	(6,451)	(2,324)
Inventories	(43,048)	(27,941)	(9,343)
Prepaid expenses and other assets	(7,091)	(8,674)	(104)
Accounts payable	3,963	3,234	7,379
Deferred revenue	(596)	(1,891)	1,051
Accrued expenses and other liabilities	1,370	3,288	7,297
Net cash (used in) provided by operating activities	(47,202)	(35,382)	5,807
INVESTING ACTIVITIES:
Purchases of investments	(22,873)	(25,822)	(90,137)
Proceeds from maturities and redemptions of investments	47,415	67,925	107,718
Proceeds from sale of assets	121	—	—
Purchases of property and equipment	(6,774)	(21,893)	(26,674)
Purchase of property and equipment under government contracts	(57,135)	(26,224)	—
Proceeds from funding under government contract	60,331	531	—
Purchase of patent and product rights	—	—	(2,250)
Acquisition of businesses, net of cash acquired	—	—	(3,037)
Other investing activities	—	(18)	351
Net cash (used in) provided by investing activities	21,085	(5,501)	(14,029)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(1,381)	(686)	(687)
Issuance of common stock in connection with public offering, net	—	—	95,036
Proceeds from exercise of stock options	15	246	3,222
Payment of acquisition-related contingent consideration	(208)	(264)	(3,004)
Repurchase of common stock	(2,254)	(2,113)	(2,088)
Net cash (used in) provided by financing activities	(3,828)	(2,817)	92,479
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,837)	(340)	830
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,782)	(44,040)	85,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,762	160,802	75,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,980	$116,762	$160,802

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts, unless otherwise indicated)

1. THE COMPANY:

The primary goal of OraSure Technologies, Inc. (“OraSure” or “the Company”) is to empower the global community to improve health and wellness by providing access to accurate essential information through effortless tests, collection kits and services. OraSure's business consists of two segments: our “Diagnostics” segment, and our “Molecular Solutions” segment.

The Company's Diagnostics business primarily consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using the Company's proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Diagnostics business includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care, and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries. In 2022, after obtaining a CE mark, the Company launched the OraQuick® HIV Self-Test, an oral swab in-home test for HIV-1 and HIV-2, in Europe, making it available in several European countries. Through the Company’s Diagnostics business the Company is also developing and commercializing products that measure adherence to HIV medications including pre-exposure prophylaxis ("PrEP").

The Company's Molecular Solutions business is operated by its wholly-owned subsidiaries, DNA Genotek Inc. ("DNAG"), Diversigen, Inc. ("Diversigen"), and Novosanis NV ("Novosanis"). The Company's Molecular Solutions business sells its products and services directly to its customers, primarily through its internal sales force in the U.S. domestic market, and in many international markets, also through distributors. The Company's products primarily consist of collection kits and services used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. Most of the Company's Molecular Solutions revenues are derived from product sales to commercial customers and sales into the academic and research markets. A significant portion of the Company's total sales is from repeat customers in both markets. Molecular Solutions customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNAG, Diversigen, and Novosanis. All intercompany transactions and balances have been eliminated. References herein to “we”, “us”, “our”, or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the fair value of assets acquired and liabilities assumed for business combinations, the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for intangible assets and goodwill, as well as estimates related to taxes, contingent consideration, and performance-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.

Employee Retention Credit

In December 2021, the Company applied for the Employee Retention Credit for payroll taxes paid in the first and second quarters of 2021 as provided by the Coronavirus Aid, Relief and Economic Security Act. The amount due from the Internal Revenue Service of $5,728 is recorded in other current assets in the Company's consolidated balance sheet as of December 31, 2022 and 2021. The amount was received in 2023. The credit is reported in the Company's consolidated statement of operations, for the year ended December 31, 2021, within cost of products and services sold, research and development, sales and marketing and general and administrative costs in the amounts of $2,536, $1,134, $924, and $1,134, respectively.

Supplemental Cash Flow Information

In 2022, 2021 and 2020, the Company paid income taxes of $9,446, $13,727 and $9,263, respectively.

The Company had account receivable write-offs of $2,296, $115, and $501 in 2022, 2021, and 2020, respectively.

As of December 31, 2022, 2021 and 2020, the Company had accruals for purchases of property and equipment of $227, $8,166 and $802, respectively.

Investments

The Company considers all investments in debt securities to be available-for-sale securities. These securities are comprised of guaranteed investment certificates and corporate bonds with purchased maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.

The Company records an allowance for credit loss for the Company's available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value, and the probability that the scheduled cash payments will continue to be made.

The following is a summary of the Company's available-for-sale securities as of December 31, 2022 and 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Guaranteed investment certificates	$22,109	$—	$—	$22,109
Corporate bonds	4,978	—	(220)	4,758
Total available-for-sale securities	$27,087	$—	$(220)	$26,867
December 31, 2021
Guaranteed investment certificates	$33,249	$—	$—	$33,249
Corporate bonds	20,473	—	(434)	20,039
Total available-for-sale securities	$53,722	$—	$(434)	$53,288
At December 31, 2022, maturities of the Company's available-for-sale securities were as follows:

Less than one year	$27,087	$—	$(220)	$26,867
Greater than one year	$—	$—	$—	$—

Fair Value of Financial Instruments

As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

Fair value measurements of all financial assets and liabilities that are being measured and reported on a fair value basis are required to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and un-observable (i.e., supported by little or no market activity).

All of the Company's available-for-sale debt securities are measured as Level 2 instruments as of December 31, 2022 and 2021. The Company's guaranteed investment certificates are measured as Level 1 instruments as of December 31, 2022 and 2021.

Included in cash and cash equivalents at December 31, 2022 and 2021, was $1,730 and $1,160 invested in government money market funds. These funds have investments in government securities and are measured as Level 1 instruments.

The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds. The fair value of the plan assets as of December 31, 2022 and 2021 was $747 and $1,763, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other non-current assets with the same amounts included in accrued expenses and other non-current liabilities in the accompanying consolidated balance sheets.

As further discussed in Note 3, Business Combinations, the Company has identified the Company's contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations.

Accounts Receivable

Accounts receivable have been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of the Company's customers and the Company's historical experience related to write-offs.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of the Company's inventories are subject to expiration dating, which can be extended in certain circumstances. The Company continually evaluates quantities on hand and the carrying value of the Company's inventories to determine the need for net realizable value adjustments, based primarily on prior experience with consideration of expected changes in the business and estimated forecasts of product sales. The Company reserves for unidentified scrap or spoilage based on historical write-off rates. The Company also considers items identified through specific identification procedures in assessing the adequacy of the Company's reserve. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of its inventories and reported operating results

Property, Plant and Equipment

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

Intangible Assets

Intangible assets consist of customer relationships, patents and product rights, acquired technology and trade names. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and definite-lived intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company assesses the recoverability of the Company's long-lived assets by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets. Expected future cash flows reflect the Company's assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time. See Note 6 for discussion of impairments recorded in 2022.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but rather is tested annually for impairment or more frequently if the Company believes that indicators of impairment exist. Current generally accepted accounting principles permit the Company to make a qualitative evaluation about the likelihood of goodwill impairment. If the Company concludes that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then the Company would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

The Company performs an annual goodwill impairment assessment as of July 31 each year. Historically this involved a qualitative analysis that resulted in a conclusion that it was more likely than not that the fair value of the Company's reporting units is greater than their carrying value.

A more frequent evaluation is performed if an event occurs or circumstances change between annual tests that could more likely than not reduce the fair value of a reporting unit below its carrying amount.

Revenue

Product sales. Revenue from product sales is recognized upon transfer of control of a product to a customer based on an amount that reflects the consideration the Company is entitled to, net of allowances for any discounts or rebates.

The Company generally does not grant product return rights to the Company's customers, except for warranty returns and return rights on sales of the Company's OraQuick® In-Home HIV test to the retail trade, and InteliSwab® products to the retail trade and certain customers.

Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, the Company expenses warranty returns as incurred.

The Company records shipping and handling charges billed to the Company's customers as product revenue and the related expense as cost of products sold.

Service revenues. Service revenues represent microbiome laboratory testing and analytical services. The Company recognizes revenues when the Company satisfies its performance obligations for services rendered.

Arrangements with multiple-performance obligations. In arrangements involving more than one performance obligation, which largely applies to the Company's service revenue stream, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or services is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on their respective relative stand-alone selling price. The estimated selling price of each deliverable is determined using an observable cost plus margin approach. The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred for the related goods or services or when the performance obligation has been satisfied.

Other revenues. Other revenues consist primarily of royalty income and funding from grants of research and development efforts. For the year ended December 31, 2021, other revenue also included cost reimbursements under a charitable support agreement which ended in June 2021. Royalties from licensees are based on third-party sales of licensed products and are recorded when the related third-party product sale occurs. Research and development grant revenue is recognized pursuant to International Accounting Standard 20,

Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). The expenses are recorded in research and development expense and the reimbursements are recorded in other revenue. Funding of research and development efforts and charitable support reimbursements are recorded as the activities are performed in accordance with the respective agreements.

Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2022 and 2021 included customer prepayments of $1,533 and $1,843, respectively. Deferred revenue as of December 31, 2022 and 2021 also included $740 and $1,093, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of contract was determined based on expected revenues and revenue is recognized at that rate when the product is delivered to the customer.

Financing and Payment. The Company's payment terms vary by the type and location of our customer and products or services offered. Payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 120 days from date of shipment or satisfaction of the performance obligation.

For certain products or services and customer types, the Company may require payment before the products are delivered or services are rendered to the customer.

Practical expedients and exemptions. Taxes assessed by governmental authorities, such as sales or value-added taxes, are excluded from product revenues.

Sales commissions are expensed when incurred if the amortization period is one year or less. These costs are recorded in sales and marketing expense in the consolidated statements of operations. If the amortization period exceeds one year, the Company defers the cost of the commission and expenses it over the life of the related sales contract.

Revenues by product. The following table represents total net revenues by product line:

	Years ended December 31,
	2022	2021	2020
COVID-19	$243,325	$76,874	$50,927
Genomics	54,335	63,350	36,878
HIV	38,812	42,144	44,224
HCV	13,369	11,783	8,448
Risk assessment testing	10,269	9,678	9,194
Microbiome	7,503	7,944	5,474
Laboratory services	7,296	11,840	8,746
Other product and service revenues	3,138	3,284	2,490
Net product and services revenues	$378,047	$226,897	$166,381
Royalty income	2,683	4,420	3,432
Other non-product revenues	6,749	2,357	1,908
Other revenues	9,432	6,777	5,340
Net revenues	$387,479	$233,674	$171,721

Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	Years ended December 31,
	2022	2021	2020
United States	$350,206	$188,383	$130,835
Europe	11,536	13,799	12,068
Other regions	25,737	31,492	28,818
	$387,479	$233,674	$171,721

Customer and Vendor Concentrations. The Company had one customer that accounted for more than 57% of the Company's consolidated accounts receivable as of December 31, 2022 and none as of December 31, 2021. The same customer accounted for approximately 58% of the Company's consolidated revenues for the year ended December 31, 2022. The Company had no customers that accounted for more than 10% of the Company's consolidated net revenues for the years ended December 31, 2021 and 2020.

The Company currently purchases certain products and critical components of the Company's products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, the Company could be subject to increased costs and substantial delays in the delivery of the Company's products to the Company's customers. Third-party suppliers also manufacture certain products. The Company's inability to have a timely supply of any of these components and products could have a material adverse effect on the Company's business, as well as the Company's financial condition and results of operations.

The Company’s Intercept i2® he collection device is manufactured and supplied under a long-term agreement with Thermo Fisher, the sole-source supplier for these products. DNAG has three long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. The Company is actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products.

Business Combinations and Contingent Consideration

Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to contingent consideration are recorded to the balance sheet at the date of acquisition based on their relative fair values. The purchase price allocation requires the Company to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

The Company accounts for contingent consideration in accordance with applicable guidance provided within the business combination accounting standard. As part of the Company's consideration for the recent acquisitions, the Company is contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, the Company is required to update the Company's underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in the Company's consolidated statements of operations. The Company's estimates of fair value are based on assumptions the Company believes to be reasonable, but the assumptions are uncertain and involve significant judgment by management. Updates to these assumptions could have a significant impact on the Company's results of operations in any given period and any updates to the fair value of the contingent consideration could differ materially from the previous estimates.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur the Company may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred.

Advertising Expenses

Advertising costs are charged to expense as incurred. During 2022, 2021, and 2020, the Company incurred $4,849, $5,103, and $1,126, respectively, in advertising expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors using the fair value method. The Company recognizes compensation expense for stock option and restricted stock awards issued to employees and directors on a straight-line basis over the requisite service period of the award. The Company recognizes compensation expense related to performance-based restricted stock units based on assumptions as to what percentage of each performance target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. To satisfy the exercise of options, issuance of restricted stock, or redemption of performance-based restricted stock units, the Company issues new shares rather than purchase shares in the open market.

Income Taxes

The Company follows the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis of assets and liabilities, as well as operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates for the respective taxing jurisdiction that are expected to apply to taxable income in the years in which those temporary differences and operating loss and credit carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses the realizability of the Company's net deferred tax assets on a quarterly basis. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized, the Company reduces its net deferred tax assets by a valuation allowance. The realization of the net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the Company's net operating loss carryforwards.

Foreign Currency Translation

The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in the Company's consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $1,553, $(667), and $(337) for the years ended December 31, 2022, 2021, and 2020, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted-average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options, unvested restricted stock or performance stock units, unless the impact is anti-dilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares and performance stock units were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of excluded items would be anti-dilutive.

For the years ended December 31, 2022, 2021, and 2020 outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 436, 769, and 984 shares, respectively, were excluded from the computation of diluted loss per share.

Accumulated Other Comprehensive Loss

The Company classifies items of other comprehensive income (loss) by their nature and discloses the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of the Company's consolidated balance sheets.

The Company has defined the Canadian dollar as the functional currency of the Company's Canadian subsidiary, DNAG, and the Company has defined the Euro as the functional currency of the Company's Belgian subsidiary, Novosanis. The results of operations are translated into U.S. dollars, which is the reporting currency of the Company. Accumulated other comprehensive loss at December 31, 2022 consists of $18,215 of currency translation adjustments and $220 of net unrealized losses on marketable securities. Accumulated other comprehensive loss at December 31, 2021 consists of $9,643 of currency translation adjustments and $434 of net unrealized losses on marketable securities, which represents the fair market value adjustment for the Company's investments portfolio.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of this update is to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU were effective upon issuance and could be applied prospectively through December 31, 2022. The FASB issued an amendment, ASU 2022-06, Deferral of the Sunset Date of Topic 848, in December 2022, which, extends the date for prospective application to December 31, 2024. Management has evaluated this ASU and concluded that it will not have a material impact on the Company's Consolidated Financial Statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. See Note 4 for discussion of the reclassification related to the U.S. Department of Defense contract.

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

During the year ended December 31, 2020, the Company incurred a total of $393 of acquisition related costs, including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expense in the consolidated statement of operations for the year ended December 31, 2020.

Pursuant to the Company's acquisition agreement, the Company was to pay up to an additional $28,000 of contingent consideration over the three years following the acquisition date based on the achievement of certain performance criteria as defined under the agreements, including generating certain revenue dollars, and the achievement of certain clinical milestones associated with the development of certain new technology. The Company, with the assistance of an independent valuation specialist, determined the estimated acquisition-date fair value of the acquisition-related contingent consideration of $3,440. The fair value was determined using a probability-weighted model based on the Company's assessment of the likelihood that the benchmarks will be achieved. The probability-weighted payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The fair value measurement was based on significant inputs, including the likelihood of the achievement of clinical milestones and revenue forecasts, not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. As of December 31, 2022, it is not likely the Company will be required to make a material payment.

The following table represents the change in contingent consideration:

Estimated fair value of contingent consideration as of acquisition date	$3,440
Change in fair value during the period	(989)
Balance as of December 31, 2020	2,451
Payments made during the period	(406)
Change in fair value during the period	(1,485)
Balance as of December 31, 2021	560
Payments made during the period	(208)
Change in fair value during the period	(188)
Balance as of December 31, 2022	$164

The change in fair value during the years ended December 31, 2022, 2021 and 2020 is a result of delays in achieving certain product development milestones and a decrease in associated revenue forecasts as result of these delays.

Revenues from UrSure primarily consist of grant money received to fund the development of certain new technology. Effective as of July 22, 2020, the financial results of UrSure are included in the Company's Diagnostics segment.

The Company finalized its valuation of the assets acquired and liabilities assumed. The total consideration of $3,037 was allocated to assets acquired and liabilities assumed as of the acquisition date as follows:

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

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that the Company expects to achieve as a result of the acquisition. The Company believes the goodwill related to the acquisition was a result of gaining a complementary product offering that will enable the Company to leverage those products with existing and new customers. The goodwill is not deductible for income tax purposes. All of the goodwill identified above has been allocated to the Company's Diagnostics segment.

4. GOVERNMENT CAPITAL CONTRACTS:

In September 2021, the Company entered into an agreement for $109,000 in funding from the U.S. Department of Defense (the “DOD”), in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for the Company's InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. Funding will be paid to the Company based on achievement of milestones expected to occur through December 2023 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment, as set forth in the agreement. In accordance with the milestone payment schedule, 15% of the total will not be funded until the completion of the final validation testing, which is scheduled to occur in late 2023. The Company began making payments to vendors for the capital project during the fourth quarter of 2021. The Company began receiving funds from the DOD in January 2022 and has received $60,331 as of the date of this report. The remaining $48,669 is expected to be collected within the next year.

Activity for these capital contracts is accounted for pursuant to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. Funding received in relation to capital-related costs incurred for government contracts is recorded as a reduction to the cost of property, plant and equipment and reflected within investing activities in the consolidated statements of cash flows; and associated unpaid liabilities and government proceeds receivable are considered non-cash changes in such balances within the operating section of the consolidated statements of cash flows. Property, plant and equipment in the amount of $14,729 that was recorded on the Company's consolidated balance sheet as of December 31, 2021 was reclassified in 2022 as the assets were allocated to the DOD build out. The consolidated balance sheet as of December 31, 2021 has been updated to reflect a reduction of $14,729 in property, plant and equipment and an increase in other current assets of $10,875 and other noncurrent assets of $3,854 for amounts due from DOD. The respective investing activities on the consolidated cash flows for the year ended December 31, 2021 have also been reclassified.

The DOD also reimburses the Company for certain engineering consulting costs. These expenses are reflected in research and development expenses as incurred with the corresponding amount presented in other income. For the year ended December 31, 2022, $1,422 was recorded in research and development expenses and other income. Amounts earned in excess of the Company's expected costs for the project for project management are recognized straight-line in other income over the term of the government contract. The Company recognized $2,246 and $561 of such income, which is reported as other income in the Company's consolidated statement of operations for the year ended December 31, 2022 and 2021, respectively.

Additionally, during 2021, the Company received $531 in funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development, for the purchase of machinery and equipment as part of an expansion of manufacturing operations in Pennsylvania. All related purchases were completed in 2021.

The balances corresponding to government contracts included in the Company's consolidated balance sheet are as follows:

	December 31, 2022	December 31, 2021
Other current assets:
Billed receivables	$—	$9,913
Unbilled receivables	27,013	20,591
Total other current assets	27,013	30,504
Other non-current assets	—	3,854
Accrued expenses and other current liabilities	$(318)	$(8,103)

The activity corresponding to the government contracts included in the Company's consolidated statements of cashflows is as follows:

	December 31, 2022	December 31, 2021
Cost of assets, cumulative	$83,359	$26,224
Reduction for funding earned to date, not yet received	(22,497)	(25,693)
Reduction for funding received to date	(60,862)	(531)
Total property, plant and equipment, net	$—	$—

5. INVENTORIES:

	December 31,
	2022	2021
Raw materials	$42,445	$33,168
Work in process	2,335	2,252
Finished goods	51,452	17,718
	$96,232	$53,138

During 2022, 2021, and 2020, the Company recorded adjustments to inventory which had a cost of $15,618, $13,400, and $2,564, respectively. The adjustments in 2021 included a write-off of $3,008 of COVID-19 antibody inventory, which the Company does not believe the Company can sell as a result of the decision to no longer pursue an EUA for the ELISA antibody test. Additionally, a significant portion of the Company's 2022 and 2021 adjustments were related to production and tech-transfer issues associated with the Company's COVID-19 rapid test.

6. PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2022	2021
Land	$1,118	$1,118
Buildings and improvements	35,582	35,420
Machinery and equipment	60,725	57,919
Computer equipment and software	16,681	14,700
Furniture and fixtures	4,064	4,228
Construction in progress	11,124	21,207
	129,294	134,592
Less accumulated depreciation	(69,881)	(61,157)
	$59,413	$73,435

During the year ended December 31, 2022, management determined several manufacturing lines and associated supporting assets will not be utilized due to changes in forecasted demand for the products the lines are intended to produce. As a result of this decision, the Company determined that the carrying values of the equipment are not recoverable and recorded aggregate pre-tax asset impairment charges of $8,585 and $4,912 to the Molecular Solutions and Diagnostics segments, respectively, to write the assets down to their estimated fair values. This resulted in the assets being fully impaired. This charge is reported within loss on impairments in the consolidated statement of operations.

The Company estimated the fair value of the impaired long-lived assets using a market approach, which required the Company to estimate the value that would be received for the equipment in the most advantageous market for that equipment in an orderly transaction between market participants. Due to the extremely specialized nature of the manufacturing equipment and various market data points, the estimated fair value was not significant. The Company's fair value estimates were representative of Level 3 measurements within the fair value hierarchy due to the significant level of estimation involved and the lack of transparency as to the inputs used.

Depreciation expense was $11,740, $7,498, and $5,514 for 2022, 2021, and 2020, respectively. See Note 4 for discussion of prior year reclassification.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table represents total goodwill by operating segment:

	December 31,
	2022	2021
Diagnostics	$—	$3,604
Molecular Solutions	35,104	36,675
	$35,104	$40,279

The changes in goodwill are as follows:

	December 31,
	2022	2021
Balance as of January 1	$40,279	$40,351
Impairment	(3,604)	—
Purchase price adjustment	—	18
Change related to foreign currency translation	(1,571)	(90)
Balance as of December 31	$35,104	$40,279

During the second quarter of 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding decline in the Company's market capitalization. As a result, the Company performed an interim quantitative goodwill impairment test and concluded that the carrying value of the Company's Diagnostics reporting unit exceeded its estimated fair value and the goodwill balance for that segment was fully impaired. The Company recognized a pre-tax impairment charge of $3,604 during the year ended December 31, 2022, which is reported in loss on impairments in the Company's consolidated statement of operations. The Company's quantitative goodwill impairment test concluded that the carrying value of the Company's Molecular Solutions reporting unit exceeded its estimated fair value and no impairment of the related goodwill exists.

Intangible assets consist of the following:

		December 31, 2022
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer relationships	10	$14,286	$(11,011)	$3,275
Patents and product rights	5	7,620	(6,615)	1,005
Developed technology	7-10	15,478	(9,940)	5,538
Tradename	5-15	5,387	(3,511)	1,876
		$42,771	$(31,077)	$11,694

		December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Customer relationships	10	$15,016	$(11,205)	$3,811
Patents and product rights	5	7,785	(6,241)	1,544
Developed technology	7-10	16,293	(9,725)	6,568
Tradename	5-15	5,661	(3,241)	2,420
		$44,755	$(30,412)	$14,343

Amortization expense for 2022, 2021, and 2020 was $2,269, $3,260, and $3,246, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2023	$2,221
2024	2,183
2025	1,947
2026	1,591
2027	1,520
Beyond	2,232
$11,694

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,
	2022	2021
Payroll and related benefits	$14,103	$15,570
Commitment to purchase under government contract	—	8,103
Professional fees	4,685	3,335
Sales tax payable	1,519	2,227
Other	5,455	4,543
	$25,762	$33,778

9. LEASES:

The Company determines whether an arrangement is a lease at inception. The Company has operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of December 31, 2022, the Company is the lessee in all agreements. The Company's leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within 1 year. The Company presents the operating right-of-use asset amortization and the change in operating lease liabilities on the same line item, other non-cash amortization on the statement of cash flows.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

The Company has lease agreements that contain both lease and non-lease components (e.g., common-area maintenance). For these agreements, the Company accounts for lease components separately from non-lease components. During 2021, the Company entered into various purchase agreements for the Company's Molecular Solutions business which include a finance lease component for the use of specialized molds made and used by the vendor for purposes of manufacturing the goods to be purchased. The Company recorded an aggregate ROU asset and offsetting lease liability of $2,074 upon commencement of these contracts. The consideration to be paid under the agreements is variable based on the amounts purchased with a fixed amount charged if specified purchase minimums are not met. Only the fixed amount has been included in the measurement of the finance right-of-use asset and lease liability, and the variable costs are recognized as purchases are made within cost of products and services sold in the Company's consolidated statements of operations. The consideration for the contract has been allocated between the lease and non-lease components based on their relative estimated stand-alone selling prices.

The components of lease expense are as follows:

	Years ended December 31,
	2022	2021	2020
Operating lease cost	$2,910	$2,226	$1,291
Variable and short-term lease cost	521	201	—
Finance lease cost:
Amortization of right-of use assets	1,299	900	627
Interest on lease liabilities	94	82	72
Total finance lease cost	1,393	982	699
Total lease cost	$4,824	$3,409	$1,990

Supplemental cash flow information related to leases is as follows:

	Years ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,209	$3,733	$1,280
Operating cash flows from financing leases	94	82	72
Financing cash flows from financing leases	1,381	686	687
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	3,963	6,480	498
Right-of-use assets obtained in exchange for finance lease obligations	117	2,074	46

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021
Operating Leases
Right-of-use assets	$10,399	$9,056
Lease liabilities:
Current lease liabilities	1,764	2,181
Non-current lease liabilities	9,101	7,202
Total operating lease liabilities	$10,865	$9,383

Finance Leases
Right-of-use assets	$1,293	$2,493
Lease liabilities:
Current lease liabilities	1,179	939
Non-current lease liabilities	503	1,952
Total finance lease liabilities	$1,682	$2,891

Weighted Average Remaining Lease Term
Weighted-average remaining lease term—operating leases	6.24 years	5.26 years
Weighted-average remaining lease term—finance leases	1.33 years	2.21 years

Weighted Average Discount Rate
Weighted-average discount rate—operating leases	4.06%	3.90%
Weighted-average discount rate—finance leases	3.44%	3.57%

As of December 31, 2022, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2023	$1,216	$1,898
2024	505	2,311
2025	20	1,928
2026	12	1,710
2027	—	1,544
Thereafter	—	3,083
Total minimum lease payments	1,753	12,474
Less: imputed interest	(71)	(1,609)
Present value of lease liabilities	$1,682	$10,865

10. INCOME TAXES:

Income (loss) before income tax expense consists of the following:

	Years Ended December 31,
	2022	2021	2020
United States	$(7,912)	$(60,500)	$(47,995)
Foreign	(8,564)	51,208	44,471
	$(16,476)	$(9,292)	$(3,524)

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	955	163	(106)
Foreign	2,154	12,517	11,896
	3,109	12,680	11,790
Deferred
Federal	(2,250)	(10,318)	(20,946)
State	(633)	(965)	(1,053)
Foreign	(2,617)	(151)	(410)
	(5,500)	(11,434)	(22,409)
Increase (decrease) in valuation allowance	3,849	12,460	22,017
	(1,651)	1,026	(392)
Total income tax expense	$1,458	$13,706	$11,398

For the years ended December 31, 2022, 2021, and 2020 the Company recorded foreign income tax expense of $503, $13,543, and $12,185, respectively. The Company's 2022 income tax expense is comprised of $1,703 of Canadian withholding taxes paid on the repatriation of Canadian earnings which occurred in the first quarter of 2022, $955 of U.S. state income taxes, and a foreign income tax benefit of $1,200 associated with the Company's Canadian subsidiary. The Company's 2021 income tax expense is comprised of U.S. state income taxes of $163 and foreign tax expense associated with the Company's Canadian subsidiary of $13,543. The Company's 2020 income tax expense is comprised of a U.S. state income tax benefit of a $794 and foreign tax expense associated with the Company's Canadian subsidiary of $12,192.

A reconciliation of the statutory United States federal income tax rate to the Company's effective tax rate for each of the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nondeductible executive compensation	(5.5)	(6.1)	(0.9)
Impact of share-based payment awards	(4.8)	(3.3)	(12.4)
Tax effect of foreign items	(5.7)	(30.8)	(70.7)
State income taxes, net of federal benefit	(0.8)	6.8	26.0
U.S. and foreign tax credits	3.6	2.5	34.9
Nondeductible transaction costs	—	—	(2.8)
Nondeductible expenses and other	7.0	(4.0)	(2.6)
NOL adjustment due to change in GILTI regulations	—	—	308.9
Change in valuation allowance, federal and state	(23.7)	(133.6)	(624.8)
Effective tax rate	(8.9)%	(147.5)%	(323.4)%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$39,783	$44,191
Inventories	4,504	4,642
Capitalized research and development costs	6,505	453
Accruals and reserves currently not deductible	2,799	3,245
Acquired intangible assets	(2,641)	(3,117)
Depreciation and amortization	(6,227)	(8,536)
Right-of-use assets	(2,775)	(2,777)
Lease liabilities	2,990	2,957
Stock-based compensation	3,032	1,891
Tax credit carryforwards	4,509	3,855
Net deferred tax asset	52,479	46,804
Valuation allowance	(52,887)	(49,038)
Net deferred tax liability	$(408)	$(2,234)

In assessing the realizability of the Company's deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. In 2008, the Company established a full valuation allowance against the Company's U.S. deferred tax asset, and management believes the full valuation allowance is still appropriate as of December 31, 2022 and 2021 since the facts and circumstances necessitating the allowance have not changed. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2022, 2021, and 2020.

The Company's Federal NOL carryforwards expire as follows:

Year of Expiration	NOLs
2030 - 2033	$36,107
2034 - 2037	12,055
Non-Expiring	117,885
$166,047

The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 that limit the annual amount of federal and state NOL carryforwards that can be used in any given year in the event a significant change in ownership. The Company does not believe that there is a Section 382 limitation that will impair the Company's future ability to utilize NOLs to offset the Company's future taxable income. The Company continues to review ownership changes on an annual basis and the Company does not believe it has had a subsequent ownership change that would impact the NOLs.

In January 2022, approximately $65,000 was repatriated from the Company's Canadian subsidiary as a one-time event. Associated with this repatriation the Company paid $1.7 million in Canadian withholding tax which is included in the Company's foreign income tax expense within the table further above. It is still the Company's intention to continue to permanently reinvest the historical undistributed earnings of the Company's foreign subsidiary to the extent that the Company will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers. As such, deferred taxes have not been recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2022.

As of December 31, 2022, the Company's gross unrecognized tax benefits totaled $373, and based upon the valuation allowance for the Company's U.S. operations, the recognition of any tax benefit would not impact the Company's effective tax rate. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2022, 2021, and 2020. As a result of the Company's net operating loss carryforward position, the Company is subject to audit by the Internal Revenue Service since the Company's inception, as well as by several state jurisdictions for the years ended September 30, 1998 through December 31, 2022.

A reconciliation of the Company's unrecognized tax benefits is as follows:

	2022	2021	2020
Balance as of January 1	$805	$1,172	$1,308
Additions for tax positions of prior periods	1	1	1
Reductions for tax positions of prior periods	(433)	(368)	(137)
Balance as of December 31	$373	$805	$1,172

11. STOCKHOLDERS’ EQUITY:

Stock-Based Awards

The Company grants stock-based awards under the OraSure Technologies, Inc. Stock Award Plan, as amended (the “Stock Plan”). The Stock Plan permits stock-based awards to employees, outside directors and consultants or other third-party advisors. Awards which may be granted under the Stock Plan include qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards.

As of December 31, 2022, 3,921 shares were available for future grants under the Stock Plan.

Under the terms of the Stock Plan, nonqualified stock options may be granted to eligible employees, including the Company's officers at a price not less than 75 percent of the fair market value of a share of common stock on the date of grant. The option term and vesting schedule of such awards may be either unlimited or have a specified period in which to vest and be exercised. To date, options generally have been granted with ten-year exercise periods and an exercise price not less than the fair market value on the date of grant. Options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over the next three years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2022	2021	2020
Risk-free interest rate(1)	1.65%	0.47%	1.33%
Expected dividend yield	—	—	—
Expected stock price volatility(2)	50%	50%	42%
Expected life of stock options (in years)(2)	5	5	5

(1)
Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of the Company's stock options.
(2)
Based upon historical experience.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was $4.15, $6.14 and $2.79, respectively.

Compensation expense recognized in the financial statements related to stock options was $1,515, 1,063, and $892 for the years ended December 31, 2022, 2021, and 2020, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $4, $130, and $3,117, respectively.

The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2022	1,410	$10.73
Granted	589	8.86
Exercised	(2)	7.17
Expired	(28)	10.01
Forfeited	(211)	9.63
Outstanding on December 31, 2022	1,758	$10.25	6.54	$—
Vested or expected to vest as of December 31, 2022	1,633	$10.29	7.03	$—
Exercisable on December 31, 2022	1,045	$10.67	5.11	$—

As of December 31, 2022, there was $2,583 of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.6 years.

Net cash proceeds from the exercise of stock options were $15, $246 and $3,222 for the years ended December 31, 2022, 2021, and 2020, respectively. As a result of the Company's net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2022:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$5.37-$8.86	1,036	7.2	$7.83	435	$6.83
$8.87-$13.31	362	4.8	10.67	357	10.64
$14.95-$22.43	360	6.5	16.79	253	17.30
	1,758	6.5	$10.25	1,045	$10.67

The Stock Plan also permits the Company to grant restricted shares and restricted units of the Company's common stock to eligible employees, including officers, and the Company's outside directors. Generally, these shares or units are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Company's Compensation Committee or Board of Directors. The market value of these shares and units at the date of grant is recognized on a straight-line basis over the period during which the vesting restrictions lapse. Compensation cost of $9,169, $4,094 and $4,094 related to restricted shares was recognized during the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes restricted stock award and restricted stock units activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2022	701	$11.53
Granted	2,995	6.45
Vested	(750)	9.50
Forfeited	(373)	9.47
Issued and unvested, December 31, 2022	2,573	$6.51
Issued and expected to vest, December 31, 2022	2,538	$6.53

As of December 31, 2022, there was $11,185 of unrecognized compensation expense related to unvested restricted stock awards and unvested restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

In connection with the vesting of restricted shares during the years ended December 31, 2022, 2021, and 2020, the Company purchased and immediately retired 241, 107 and 127 shares with aggregate values of $1,621, $1,417 and $1,219, respectively, in satisfaction of minimum tax withholding and exercise obligations.

The Company grants performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of certain performance-based metrics during a one-year or three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain in the Company's service for three years from the grant date. Prior to 2021, performance during the one-year period was based on a one-year income before tax target. Performance during the three-year period was based on achievement of a three-year compound annual growth rate for consolidated revenues. In 2021 and 2022, performance shares were granted based on the achievement of three-year cumulative revenue metrics with a market-based condition, or a total shareholder return modifier. PSUs are converted into shares of the Company's common stock once vested and the number of shares actually earned at the end of the performance period will vary, based on actual performance, from 0% to 200% of the target number of performance share units granted. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Compensation cost of $938, $2,650 and $2,153 related to the PSUs was recognized during the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2022	622	$9.88
Granted (1)	532	8.86
Performance adjustment (2)	36	N/A
Vested	(241)	11.09
Forfeited	(234)	10.50
Issued and unvested, December 31, 2022	715	$6.86
Issued and expected to vest, December 31, 2022	698	$6.82

(1) Grant activity for all PSUs disclosed at target.

(2) Reflects the performance adjustment based on actual performance measured at the end of the performance period.

As of December 31, 2022, there was $316 of unrecognized compensation expense related to unvested performance stock units that is expected to be recognized over a weighted average period of 1.6 years.

In connection with the vesting of performance stock units during the year ended December 31, 2022, 2021 and 2020, we purchased and immediately retired 88, 46, and 121 shares with aggregate values of $633, $696 and $869, respectively.

Public Offering

On June 1, 2020, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Evercore Group LLC, as representatives of several underwriters, relating to the issuance and sale of 8,000 shares of the Company's common stock. The price to the public in the offering was $11.00 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,200 shares of common stock. On June 3, 2020, the Company announced the full exercise by the underwriters of their option to purchase these additional shares.

The offering was made pursuant to an effective registration statement on Form S-3 (File No. 333-228877) the Company had previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $95,000 after deducting underwriting discounts and offering expenses paid by the Company.

Share Repurchase Program

On August 5, 2008, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is permitted to acquire up to $25,000 of the Company's outstanding common shares. No shares were purchased and retired in 2022, 2021, and 2020.

12. TRANSITION COSTS

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

Pursuant to the Transition Agreement, Dr. Tang received severance of $1,569, which was accrued in the consolidated financial statements at December 31, 2021 and paid in April 2022. Additionally, in accordance with his Transition Agreement, certain of his unvested time-vesting restricted stock awards and unvested PSUs that were outstanding at March 31, 2022 vested on April 8, 2022. His remaining unvested time-vesting restricted stock awards and PSUs were forfeited on March 31, 2022. These payments, rights and benefits are substantially similar to the severance benefits contemplated by his previous employment agreement in respect to a termination without cause thereunder. In aggregate, the Company recognized $1,508 of expense in relation to Dr. Tang's stock compensation for the year ended December 31, 2022.

13. BUSINESS SEGMENT INFORMATION:

The Company's business consists of two segments, which are described in Note 1: the Company's “Diagnostics” segment and the Company's “Molecular Solutions” segment.

The Company organized its operating segments according to the nature of the products included in those segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance of its operating segments based on revenue and operating income. The Company does not allocate interest income, interest expense, other income, other expenses or income taxes to its operating segments. Reportable segments have no inter-segment revenues and inter-segment expenses have been eliminated.

The following table summarizes operating segment information for the years ended December 31, 2022, 2021, and 2020, and asset information as of December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021	2020
Net revenues:
Diagnostics	$303,673	$90,040	$65,240
Molecular Solutions	83,806	143,634	106,481
Total	$387,479	$233,674	$171,721
Operating income (loss):
Diagnostics	$(598)	$(57,177)	$(43,156)
Molecular Solutions	(22,359)	47,013	37,979
Total	$(22,957)	$(10,164)	$(5,177)
Depreciation and amortization:
Diagnostics	$8,099	$4,325	$3,345
Molecular Solutions	7,209	7,333	6,042
Total	$15,308	$11,658	$9,387
Capital expenditures:
Diagnostics(1)	$3,644	$12,265	$17,860
Molecular Solutions	3,130	9,628	8,814
Total	$6,774	$21,893	$26,674

(1) Excludes $57,135 and $26,224 for purchases of property and equipment under government contracts for the years ended December 31, 2022 and 2021 respectively. No purchases of property and equipment under government contracts were made in 2020.

	December 31,
	2022	2021
Total assets:
Diagnostics	$279,994	$209,674
Molecular Solutions	164,714	251,316
Total	$444,708	$460,990

The following table represents total long-lived assets by geographic area:

	December 31,
	2022	2021
United States	$60,751	$72,376
Canada	8,526	11,488
Other regions	1,828	1,120
	$71,105	$84,984

14. COMMITMENTS AND CONTINGENCIES:

Purchase Commitments

As of December 31, 2022, the Company had manufacturing agreements with certain third party vendors, in which minimum purchase commitments are required. If the minimum commitments are not achieved, the Company will be required to make annual penalty payments over the next three years. Based on current forecasts, these penalties aggregate to approximately $1,143 and are accrued for in the consolidated balance sheet. These estimated penalties can fluctuate based on changes in forecasted demand. The table below represents an estimate of future purchases under those agreements.

2023	$21,710
2024	9,695
2025	6,928
2026	—
2027	—
$38,333

Litigation

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's future financial position or results of operations.

Spectrum Patent Litigation

In March 2021, DNAG filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe DNAG's patent and that DNAG's patent is invalid. In August 2021, DNAG amended its complaint to add a second patent to this litigation. Spectrum responded to DNAG's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office. DNAG filed a motion to dismiss Spectrum’s counterclaims in October 2021, which was denied by the Court on March 30, 2022. Expert discovery is ongoing. On November 29, 2022, the district court issued a claim construction order. On January 30, 2023, Spectrum filed a motion for summary judgment of noninfringement. DNAG oppossed the motion. Briefing is complete and the motion remains pendng. The final pretrial conference is set for September 7, 2023. The Patent and Trademark Office instituted review of the second patent on February 10, 2023, scheduling a hearing for November 14, 2023.

15. RETIREMENT PLANS:

Substantially all of the Company's U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for the Company to match employee contributions up to $4 per year. The Company contributed $1,763, $1,295 and $994 to the 401(k) Plan, net of forfeitures, in 2022, 2021, and 2020, respectively.

In addition to the Company's 401(k) plan, the Company offers a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. The Company also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2022 and 2021, the value of the assets associated with this plan was $747 and $1,763, respectively, and is included in current assets and other assets in the Company's consolidated balance sheets. The Company's obligation related to the deferred compensation plan is included in accrued expenses and other liabilities in the Company's consolidated balance sheets. As of December 31, 2022 and 2021, the Company's total obligation under this plan was $747 and $1,763, respectively.

Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Canada Revenue Agency. The RRSP also provides for DNAG to match employee contributions up to $4 CAD per year. The Company contributed $453, $448 and $366 to the RRSP in 2022, 2021, and 2020, respectively.

16. SUBSEQUENT EVENTS:

On February 14, 2023, the Company announced a 11% reduction in its non-production workforce. This will be accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations, and the expense will primarily be recorded in the first quarter of 2023.