Form 10-Q
period 2023-03-31
ORASURE TECHNOLOGIES INC
filed 2023-05-10
CIK 1116463

ou

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

As of May 3, 2023, the registrant had 73,262,370 shares of common stock, $0.000001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Federal securities laws. These may include statements about our expected revenues, earnings/losses per share, net income (loss), expenses, cash flow or other financial performance, or developments, clinical trial or development activities, expected regulatory filings and approvals, planned business transactions, views of future industry, competitive or market conditions, and other factors that could affect our future operations, results of operations or financial position. These statements often include words, such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” or similar expressions.

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

•
Our ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration or other regulators;

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

•
Changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention or other agencies; ability to fund research and development and other products and operations;

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

•
The impact of terrorist attacks and civil unrest; and

•
General political, business and economic conditions, including inflationary pressures and banking instability.

These and other factors that could affect our results are discussed more fully under the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023, and in other SEC filings. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this report and we undertake no duty to update these statements, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$90,194	$83,980
Short-term investments	22,178	26,867
Accounts receivable, net of allowance of $2,297 and $2,365	107,445	70,797
Inventories	77,189	95,704
Prepaid expenses	6,161	6,273
Other current assets	40,428	41,569
Total current assets	343,595	325,190
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation of $72,400 and $69,881	57,343	59,413
Operating right-of-use assets, net	9,922	10,399
Finance right-of-use assets, net	1,136	1,293
Intangible assets, net of accumulated amortization of $31,732 and $31,077	11,184	11,694
Goodwill	35,204	35,104
Other noncurrent assets	1,031	1,087
Total noncurrent assets	115,820	118,990
TOTAL ASSETS	$459,415	$444,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,396	$38,020
Deferred revenue	1,989	2,273
Accrued expenses and other current liabilities	22,673	25,762
Finance lease liability	1,229	1,179
Operating lease liability	1,761	1,764
Acquisition-related contingent consideration obligation	75	65
Total current liabilities	55,123	69,063
Noncurrent Liabilities:
Finance lease liability	472	503
Operating lease liability	8,623	9,101
Acquisition-related contingent consideration obligation	—	99
Other noncurrent liabilities	609	581
Deferred income taxes	409	408
Total noncurrent liabilities	10,113	10,692
TOTAL LIABILITIES	65,236	79,755
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 73,254 and 72,734 shares issued and outstanding	—	—
Additional paid-in capital	521,964	520,446
Accumulated other comprehensive loss	(17,418)	(18,435)
Accumulated deficit	(110,367)	(137,586)
Total stockholders' equity	394,179	364,425
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$459,415	$444,180

r

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
NET REVENUES:
Products and services	$152,914	$65,236
Other	2,049	2,471
	154,963	67,707
COST OF PRODUCTS AND SERVICES SOLD	89,148	43,408
Gross profit	65,815	24,299
OPERATING EXPENSES:
Research and development	10,560	8,634
Sales and marketing	12,142	12,717
General and administrative	17,711	19,156
Loss on impairments	1,105	—
Change in the estimated fair value of acquisition-related contingent consideration	(24)	(36)
	41,494	40,471
Operating income (loss)	24,321	(16,172)
OTHER INCOME	2,673	168
Income (loss) before income taxes	26,994	(16,004)
INCOME TAX (BENEFIT) EXPENSE	(225)	3,936
NET INCOME (LOSS)	$27,219	$(19,940)

INCOME (LOSS) PER SHARE:
BASIC	$0.37	$(0.28)
DILUTED	$0.37	$(0.28)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	73,112	72,194
DILUTED	73,966	72,194

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$27,219	$(19,940)
OTHER COMPREHENSIVE INCOME
Currency translation adjustments	797	1,756
Unrealized gain on marketable securities	220	74
COMPREHENSIVE INCOME (LOSS)	$28,236	$(18,110)

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$27,219	$(19,940)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	2,655	3,524
Depreciation and amortization	3,696	3,682
Loss on impairments	1,105	—
Other non-cash amortization	—	80
Provision for credit losses	(67)	347
Unrealized foreign currency loss	44	169
Interest expense on finance leases	15	32
Deferred income taxes	—	200
Loss on sale of fixed assets	—	710
Change in the estimated fair value of acquisition-related contingent consideration	(24)	(36)
Payment of acquisition-related contingent consideration	(19)	—
Changes in assets and liabilities
Accounts receivable	(36,613)	(15,295)
Inventories	18,540	(8,198)
Prepaid expenses and other assets	5,299	(736)
Accounts payable	(12,097)	4,287
Deferred revenue	(279)	(44)
Accrued expenses and other liabilities	(3,472)	(4,603)
Net cash provided by (used in) operating activities	6,002	(35,821)
INVESTING ACTIVITIES:
Purchases of investments	(22,330)	—
Proceeds from maturities and redemptions of investments	27,304	12,135
Purchases of property and equipment	(1,191)	(20,219)
Purchase of property and equipment under government contracts	(2,767)	(28,188)
Proceeds from funding under government contract	—	26,333
Net cash provided by (used in) investing activities	1,016	(9,939)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(148)	(153)
Proceeds from exercise of stock options	66	15
Payment of acquisition-related contingent consideration	(46)	(208)
Repurchase of common stock	(1,203)	(1,049)
Net cash used in financing activities	(1,331)	(1,395)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	527	1,114
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,214	(46,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,980	116,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,194	$70,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$(10)	$3,570
Non-cash investing activities
Accrued property and equipment purchases	$733	$642
Accrued property and equipment purchases under government contracts	$—	$1,905

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts, unless otherwise indicated)

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations expected for the full year.

Summary of Significant Accounting Policies. There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on the consolidated financial statements and related notes except as discussed herein. See Note 11 for the discussion regarding the change in business segments.

Investments. The Company considers all investments in debt securities to be available-for-sale securities. These securities consist of guaranteed investment certificates and corporate bonds purchased with maturities greater than ninety days. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.

The Company records an allowance for credit loss for its available-for-sale securities when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made.

The following is a summary of the Company's available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Guaranteed investment certificates	$22,178	$—	$—	$22,178
Corporate bonds	—	—	—	—
Total	$22,178	$—	$—	$22,178
December 31, 2022
Guaranteed investment certificates	$22,109	$—	$—	$22,109
Corporate bonds	4,978	—	(220)	4,758
Total	$27,087	$—	$(220)	$26,867
At March 31, 2023, maturities of the Company's available-for-sale securities were as follows:

Less than one year	$22,178	$—	$—	$22,178
Greater than one year	$—	$—	$—	$—

Fair Value of Financial Instruments. As of March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.

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

All of the Company's available-for-sale corporate bonds are measured as Level 2 instruments as of December 31, 2022. The Company's available-for-sale guaranteed investment certificates are measured as Level 1 instruments as of March 31, 2023 and December 31, 2022.

Included in cash and cash equivalents at March 31, 2023 and December 31, 2022, was $6,846 and $1,730 invested in money market funds. These money market funds have investments in government securities and are measured as Level 1 instruments.

The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of its Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of March 31, 2023 and December 31, 2022 was $678 and $747, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

Foreign Currency Translation. Net foreign exchange gains and (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $(50) and $729 for the three months ended March 31, 2023 and 2022, respectively.

Accumulated Other Comprehensive Loss. Changes in Accumulated other comprehensive loss by component is listed below.

	Foreign Currency	Marketable Securities	Total
Balance at December 31, 2022	$(18,215)	$(220)	$(18,435)
Other comprehensive gain	797	220	1,017
Balance at March 31, 2023	$(17,418)	$0	$(17,418)

Immaterial Correction of Errors. Inventories, accounts payable and cost of products and services were reduced by $528, $1,329 and $801, respectively, as of and for the year ended December 31, 2022 to correct for the accounting of a vendor rebate earned in 2022. The tax impact of the vendor rebate was negligible. This correction was deemed to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2022. For the three months ended March 31, 2022, cost of products and services sold was reduced by $27. The respective operating activities on the consolidated statement of cash flows for the three months ended March 31, 2022 has also been adjusted. Furthermore, stockholder's equity at March 31, 2022 has been adjusted to reflect the reduction in cost of products and services sold.

Reclassification. Certain prior period amounts have been reclassified to conform to current year presentations. For the three months ended March 31, 2022, $221 of research and development expenses were reclassed to other income in relation to the U.S. Department of Defense (the “DOD”) engineering consulting costs further described in Note 2. This reclassification was made to conform to the presentation in our Annual Report on Form 10-K for the year ended December 31, 2022.

2. Government Capital Contracts

In September 2021, the Company entered into an agreement for $109,000 in funding from the DOD, in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for its InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. Funding will be paid to the Company based on achievement of milestones through December 2023 for the design, acquisition, installation, qualification and acceptance of the manufacturing equipment, as set forth in the agreement. In accordance with the milestone payment schedule, 15% of the total will not be funded until the completion of the final validation testing, which is scheduled to occur in late 2023. The Company began making payments to vendors for the capital project during the fourth quarter of 2021. The Company began receiving funds from the DOD in January 2022 and has received $60,862, as of March 31, 2023. The remaining $48,138 is expected to be collected during 2023.

Activity for these capital contracts is accounted for pursuant to International Accounting Standards ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. Funding received in relation to capital-related costs incurred for government contracts is recorded as a reduction to the cost of property, plant and equipment and reflected within investing activities in the consolidated statements of cash flows; and associated unpaid liabilities and government proceeds receivable are considered non-cash changes in such balances within the operating section of the consolidated statements of cash flows.

The DOD also reimburses the Company for certain engineering consulting costs. These expenses are reflected in research and development as incurred with the corresponding reimbursement presented in other income. For the three months ended March 31, 2023 and 2022, $1,051 and $221, respectively, were recorded in research and development and other income. Amounts earned in excess of the Company's expected costs for the project for project management are recognized straight-line in other income over the term of the government contract. The Company recognized $561 of such income, which is reported as other income in the Company's consolidated statement of operations for both the three months ended March 31, 2023 and 2022.

The balances corresponding to government contracts included in the Company's consolidated balance sheet are as follows:

	March 31, 2023	December 31, 2022
Other current assets:
Billed receivables	$17,792	$—
Unbilled receivables	13,604	27,013
Total other current assets	31,396	27,013
Accrued expenses and other current liabilities	$(679)	$(318)

The activity corresponding to the government contracts included in the Company's consolidated statements of cash flows is as follows:

	March 31, 2023	December 31, 2022
Cost of assets, cumulative	$86,126	$83,359
Reduction for funding earned to date, not yet received	(25,264)	(22,497)
Reduction for funding received to date	(60,862)	(60,862)
Total property, plant and equipment, net	$—	$—

3. Inventories

	March 31,	December 31,
	2023	2022
Raw materials	$35,607	$42,445
Work in process	2,182	2,335
Finished goods	39,400	50,924
	$77,189	$95,704

4. Property, Plant and Equipment, net

	March 31,	December 31,
	2023	2022
Land	$1,118	$1,118
Buildings and improvements	35,626	35,582
Machinery and equipment	61,827	60,725
Computer equipment and software	16,917	16,681
Furniture and fixtures	4,068	4,064
Construction in progress	10,187	11,124
	129,743	129,294
Accumulated depreciation	(72,400)	(69,881)
	$57,343	$59,413

During the three months ended March 31, 2023, the Company determined several manufacturing lines will not be utilized due to changes in forecasted demand for the products the equipment is intended to produce. As a result of this decision, the Company determined that the carrying values of the equipment is not recoverable and recorded an aggregate pre-tax asset impairment charge of $1,105 during the three months ended March 31, 2023. This charge is reported within loss on impairments in the consolidated statement of operations.

The Company estimated the fair value of the impaired long-lived assets using a market approach, which required the Company to estimate the value that would be received for the equipment in the principal or most advantageous market for that equipment in an orderly transaction between market participants. Due to the extremely specialized nature of the manufacturing equipment and various market data points, the estimated fair value was zero.

5. Accrued Expenses and other current liabilities

	March 31,	December 31,
	2023	2022
Payroll and related benefits	$7,989	$14,103
Professional fees	7,981	4,685
Sales tax payable	1,512	1,519
Other	5,191	5,455
	$22,673	$25,762

6. Termination Benefits

On February 14, 2023, the Company announced a reduction in its non-production workforce. This was accounted for pursuant to Accounting Standards Codification ("ASC") 420, Exit or Disposal Cost Obligations.

The expense included in the Company's consolidated statements of operations are as follows:

Three Months Ended March 31, 2023
Cost of products and services sold	$35
Research and development	566
Sales and marketing	1,448
General and administrative	586
Total	$2,635

As of March 31, 2023, the Company had $1,894 accrued and had paid $741 related to the reduction in workforce.

7. Revenues

Revenues by product line. The following table represents total net revenues by product line:

	Three Months Ended March 31,
	2023	2022

COVID-19 (1)	$118,409	$31,032
HIV	13,904	8,166
Molecular Products (2)	12,942	17,933
HCV	3,186	3,257
Risk assessment testing	2,628	2,560
Molecular Services	1,379	1,733
Other product and service revenues	466	555
Net product and services revenues	152,914	65,236
Other non-product revenues (3)	2,049	2,471
Net revenues	$154,963	$67,707

(1) Includes COVID-19 Diagnostics and COVID-19 Molecular Products.

(2) Includes Genomics and Microbiome and Novosanis Products.

(3) Other non-product and services revenues include funded research and development contracts, royalty income, and grant revenues.

Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2023	2022
United States	$145,019	$57,987
Europe	1,852	4,286
Other regions	8,092	5,434
	$154,963	$67,707

Customer and Vendor Concentrations. At March 31, 2023, one non-commercial customer accounted for 77% of the Company's consolidated accounts receivable. The same non-commercial customer accounted for more than 57% of the Company's consolidated accounts receivable as of December 31, 2022. The same non-commercial customer also accounted for 78% and 18% of net consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

The Company currently purchases certain products and critical components of its products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, the Company could be subject to increased costs and substantial delays in the delivery of its products to its customers. Third-party suppliers also manufacture certain products. The Company's inability to have a timely supply of any of these components and products could have a material adverse effect on its business, as well as its financial condition and results of operations.

Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of March 31, 2023 and December 31, 2022 included customer prepayments of $1,358 and $1,180, respectively. Deferred revenue as of March 31, 2023 and December 31, 2022 also included $631 and $1,093, respectively, associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue is recognized at that average price.

8. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense (benefit) of $(225) and $3,936, respectively. Income taxes for 2023 is comprised of a U.S. state tax benefit. Income taxes for the first quarter of 2022 are primarily comprised of Canadian withholding tax on the repatriation of $65,000 of unremitted earnings from Canada to the United States with the remainder of tax primarily consisted of foreign tax expense. The decline in foreign tax expense in 2023 compared to 2022 is a result of the decrease in projected income before taxes expected to be generated by the Company's Canadian subsidiary.

Tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of the Company's total deferred tax liability as of March 31, 2023 and December 31, 2022 relate to the tax effects of the basis difference between the intangible assets acquired in its acquisitions for financial reporting and for tax purposes along with basis differences arising from accelerated tax depreciation of fixed assets.

A valuation allowance is recorded to the extent it is more likely than not that the some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. deferred tax assets as of March 31, 2023 and December 31, 2022.

9. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (loss) per share except that the weighted-average number of shares outstanding is increased to include incremental shares from the assumed vesting or exercise of dilutive securities, such as common stock options, unvested restricted stock or performance stock units, unless the impact is antidilutive. The number of incremental shares is calculated by assuming that outstanding stock options were exercised and unvested restricted shares and performance stock units were vested, and the proceeds from such exercises or vesting were used to acquire shares of common stock at the average market price during the reporting period. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of excluded items would be anti-dilutive.

For the three months ended March 31, 2022, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 463 shares, were excluded from the computation of diluted loss per share. For the three months ended March 31, 2023, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 2,237 shares were excluded from the computation of dilute earnings per share as their inclusion would have been anti-dilutive.

10. Stockholders’ Equity

Reconciliation of the changes in stockholder's equity for the three months ended March 31, 2023 and 2022.
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	72,734	$—	$520,446	$(18,435)	$(137,586)	$364,425
Common stock issued upon exercise of options	12	—	66	—	—	66
Vesting of restricted stock and performance stock units	737	—	—	—	—	—
Purchase and retirement of common shares	(229)	—	(1,203)	—	—	(1,203)
Stock-based compensation	—	—	2,655	—	—	2,655
Net income	—	—	—	—	27,219	27,219
Currency translation adjustments	—	—	—	797	—	797
Unrealized gain on marketable securities	—	—	—	220	—	220
Balance at March 31, 2023	73,254	$—	$521,964	$(17,418)	$(110,367)	$394,179

Balance at December 31, 2021	72,069		$511,063	$(10,077)	$(120,453)	$380,533
Common stock issued upon exercise of options	2	—	15	—	—	15
Vesting of restricted stock and performance stock units	352	—	—	—	—	—
Purchase and retirement of common shares	(116)	—	(1,049)	—	—	(1,049)
Stock-based compensation	—	—	3,524	—	—	3,524
Net loss	—	—	—	—	(19,940)	(19,940)
Currency translation adjustments	—	—	—	1,756	—	1,756
Unrealized gain on marketable securities	—	—	—	74	—	74
Balance at March 31, 2022	72,307	$—	$513,553	$(8,247)	$(140,393)	$364,913

11. Business Segments

The Company is organized on the basis of products and services under a new organizational structure. All products and services reside under the same reporting hierarchy. Historically there was separate management leading the Company's Diagnostics and Molecular Solutions businesses. In February 2023 the Company announced a corporate restructuring to combine the commercial and innovation teams across the Diagnostics and Molecular Solutions segments into one operating segment with sales, marketing, product development and research teams covering all product lines and reporting to a Chief Product Officer. Resources are allocated and performance is assessed on a consolidated basis by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker ("CODM"). The CODM reviews the business based on individual product success. Therefore, our historical reportable segments, Diagnostics and Molecular Solutions are now considered one reportable segment and there will no longer be a distinction between Diagnostics and Molecular Solutions, only the Company holistically.

12. Commitments and Contingencies

Litigation

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company's future financial position or results of operations.

In March 2021, the Company filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe the Company's patent and that the Company's patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office ("PTO"), which was granted by the PTO. On May 2, 2023, the District Court issued two orders. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement, holding that Spectrum’s saliva collection devices are not “kits for collecting and preserving a biological sample,” among other rulings. The Company intends to appeal the Court’s grant of summary judgment. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations. A separate motion by Spectrum to amend its counterclaims remains pending. An inter partes review is currently pending before the PTO regarding the second asserted patent. The final pretrial conference in the District Court is set for October 26, 2023.

13. Subsequent Events

In May 2023, the Company announced a reduction in its workforce and estimates the expense will be in the range of $500 to $600. This will be accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 3, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and impact and potential impacts on our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Business Overview

The overall goal of the Company is to empower the global community to improve health and wellness by providing access to accurate essential information through effortless tests, collection kits and services. In 2022, our business previously consisted of two segments: our “Diagnostics” segment, and our “Molecular Solutions” segment. In February 2023, we announced a corporate restructuring to combine the commercial and innovation teams across the two segments into one business unit with sales, marketing, product development and research teams covering multiple product lines. This change is intended to accelerate innovation, enhance customer experience and result in operational synergies.

The Company's business consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using the Company's proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Company's diagnostic products includes tests for diseases including COVID-19, HIV and Hepatitis C that are performed on a rapid basis at the point of care, and tests for drugs of abuse that are processed in a laboratory. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's COVID-19 and HIV products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries.

The Company's business also includes molecular collection kits and services used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. These revenues are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental markets. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. Additionally, the Company offers laboratory and analytical services for both genomics and microbiome customers to more fully meet their needs. These services are primarily provided to pharmaceutical, biotech companies, and research institutions.

Results of Operations

Three months ended March 31, 2023 compared to March 31, 2022

CONSOLIDATED NET REVENUES

The table below shows an outline of total consolidated net revenues (dollars in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	Dollars			Percentage of Total Net Revenues
	2023	2022	% Change	2023	2022
COVID-19 Diagnostics	$118,254	$22,136	434%	76%	33%
Diagnostics (1)	17,090	11,423	50	11	17
Molecular Products	12,942	17,933	(28)	8	26
Other products and services (2)	3,094	3,115	(1)	2	5
Molecular Services	1,379	1,733	(20)	1	3
COVID-19 Molecular Products	155	8,896	(98)	1	12
Net product and services revenues	152,914	65,236	134	99	96
Non-product and services revenues	2,049	2,471	(17)	1	4
Net revenues	$154,963	$67,707	129%	100%	$100%

(1) Includes HIV and HCV product revenues.

(2) Includes Risk assessment testing and other product and services revenues.

Product and Services Revenues

Consolidated net product and services revenues increased 134% to $152.9 million for the three months ended March 31, 2023 from $65.2 million for the three months ended March 31, 2022. The Company expects total net product and services revenues to taper off throughout 2023 as demand for its COVID-19 Diagnostic product has declined.

COVID-19 Diagnostics revenues increased by 434% to $118.3 million for the three months ended March 31, 2023 compared to $22.1 million in the three months ended March 31, 2022 due to increased sales of the Company's InteliSwab® tests through its government procurement contracts.

Sales of the Company's Diagnostics products increased 50% to $17.0 million for the three months ended March 31, 2023 from $11.4 million for the three months ended March 31, 2022. This increase in revenues was primarily driven by higher sales of the Company's OraQuick® In-Home HIV tests in support of the CDC's "Together Take Me Home" HIV self-test program which commenced during the first quarter of 2023 and higher sales of the Company's OraQuick® HIV Self-Test in the international markets due to customer ordering patterns.

Molecular Products revenues decreased 28% to $12.9 million for the three months ended March 31, 2023 from $17.9 million for the three months ended March 31, 2022. Sales of the Company's Molecular Products are being impacted by macro-economic factors in the markets in which its customers operate. One of the Company's largest customer scaled down purchasing after they reorganized their business in the second half of 2022 and certain other customers placed large orders in Q1 2022 which did not repeat in the first quarter of 2023. Furthermore revenues are impacted by customer ordering patterns whereby customers purchased at the end of 2022 and did not require further inventory in the first quarter of 2023.

Other products and services revenues were largely flat at $3.1 million for the three months ended March 31, 2023 and 2022.

Molecular Services revenues, which are largely derived from the Company's laboratory services, decreased 20% to $1.4 million for the three months ended March 31, 2023 from $1.7 million for the three months ended March 31, 2022. The decline in services revenues was the direct result of loss of two large customers in 2022. One customer ceased operations in 2022 and the other deprioritized microbiome studies.

Sales of the Company's COVID-19 Molecular Products collection kits decreased significantly by 98% to $0.2 million for the three months ended March 31, 2023 from $8.9 million for the three months ended March 31, 2022 due to decline in demand for COVID PCR testing given the availability of rapid antigen tests.

Non-product and Services Revenues

Non-product and services revenues decreased 17% to $2.0 million for the three months ended March 31, 2023 from $2.5 million for the three months ended March 31, 2022 as a result the timing of activities under the Company's funded research and development agreements for the development of a second generation Ebola test and to obtain 510(k) clearance and CLIA waiver for our InteliSwab® test coupled with lower royalty income.

CONSOLIDATED OPERATING RESULTS

Consolidated gross profit margin increased to 42.5% for the three months ended March 31, 2023 and 2022 from 36% for the three months ended March 31, 2022. This improvement in margins was driven by InteliSwab® sales which generated higher margins due to reduced costs associated with the correction of manufacturing inefficiencies which occurred during the first quarter of 2022, a packaging change implemented during the first quarter of 2023, and lower freight charges. These improved margins were partially offset by lower COVID-19 Molecular Products revenue which historically generated higher margins. Lower scrap expense in the first quarter of 2023 compared to the first quarter of 2022 also contributed to the improved margins.

Consolidated operating income for the three months ended March 31, 2023 was $24.3 million, a $40.5 million increase from the $16.2 million operating loss reported for the three months ended March 31, 2022. Results for the three months ended March 31, 2023 were positively impacted by the increase in revenues and gross margins described above and were partially offset by impairment charges of $1.1 million taken for idle manufacturing lines.

Operating expenses in the first quarter of 2023, excluding the impairment charge, remained largely flat compared to the first quarter of 2022. Research and development expenses increased 22% to $10.6 million for the three months ended March 31, 2023 from $8.6 million for the three months ended March 31, 2022 largely due to an increase in clinical study activities related to obtaining 510(k) clearance and CLIA waiver for our InteliSwab® rapid test, severance costs associated with our reduction in workforce that occurred during the quarter and higher costs incurred under our DOD expansion contract. Increased spend in research and development was offset by lower sales and marketing and general and administrative costs.

Sales and marketing expenses decreased 5% to $12.1 million for the three months ended March 31, 2023 from $12.7 million for the three months ended March 31, 2022 due to a decrease in our reserve for expected credit losses and lower consulting fees offset by severance cost related to our reduction in workforce. General and administrative expenses decreased 8% to $17.7 million for the three months ended March 31, 2023 from $19.2 million for the three months ended March 31, 2022 largely due to lower consulting fees, stock compensation expense and recruitment fees. In the first quarter of 2022, the company incurred high stock compensation expense associated with the accelerated vesting of shares under our former CEO's employment agreement and higher recruitment expense associated with the new CEO search. These decreases in expense were partially offset by increased legal fees and severance costs associated with the reduction in workforce.

All of the above contributed to the Company's operating income of $24.3 million for the three months ended March 31, 2023, which included the non-cash impairment charge of $1.1 million related to equipment that will no longer be used in production, non-cash charges of $3.7 million for depreciation and amortization and $2.7 million for stock-based compensation. The Company's operating loss of $16.2 million for the three months ended March 31, 2022 included non-cash charges of $3.7 million for depreciation and amortization and $3.5 million for stock-based compensation.

Other income for the three months ended March 31, 2023 was $2.7 million compared to $0.2 million for the months ended March 31, 2022. This increase is largely due to the reimbursement of costs incurred under our DOD expansion contract which are presented in research and development expenses as discussed above.

CONSOLIDATED INCOME TAXES

The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2023, the Company recorded a U.S. state tax benefit of $0.2 million compared to $3.9 million of tax expense for the three months ended March 31, 2022. The 2022 tax expense is comprised of U.S. state tax expense of $0.2 million, $1.7 million of withholding taxes associated with our repatriation of $65.0 million of cash from Canada to the United States, and Canadian income tax expense of $2.0 million. No foreign taxes were recorded for the three months ended March 31, 2023 due to it being more likely than not that the Canadian subsidiary will not produce sufficient income to receive a tax benefit for the year to date loss.

Liquidity and Capital Resources

	March 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$90,194	$83,980
Available-for-sale securities	22,178	26,867
Working capital	288,472	256,127

The Company's cash and cash equivalents and available-for-sale securities increased to $112.4 million at March 31, 2023 from $110.8 million at December 31, 2022. $72.8 million or 65% of the $112.4 million in cash, cash equivalents and available-for-sale securities is held by DNAG, the Company's Canadian subsidiary. In 2022, the Company repatriated $65.0 million of cash into the United States and incurred $1.7 million of Canadian withholding tax. Further repatriation of cash from Canada into the United States could have additional adverse tax consequences. It is still the Company's intention going forward to continue to permanently reinvest the historical undistributed earnings of our foreign subsidiaries.

The Company's working capital increased to $288.5 million at March 31, 2023 from $256.1 million at December 31, 2022. Working capital increased primarily due to increased accounts receivable of $36.6 million. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.

Analysis of Our Cash Flows

Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $6.0 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net income of $27.2 million included non-cash charges of depreciation and amortization expense of $3.7 million, stock-based compensation expense of $2.7 million, and impairment charges taken for idle equipment of $1.1 million. Cash used to fund the working capital accounts included an increase in accounts receivable of $36.6 million largely associated with product shipped to the U.S. government at the end of the first quarter 2023, a decreases in accounts payable of $12.1 million due to reduced inventory purchasing and the timing of payments made and invoices received, and a decrease in accrued expenses of $3.5 million largely associated with the payment of the Company's 2022 year-end bonuses. Offsetting these uses of cash was a decrease in inventory of $18.5 million as demand for the Company's InteliSwab® COVID-19 rapid test is declining, and a $5.3 million decrease in prepaid and other assets as the Company received payment of its Employee Retention Credit filed for in 2021.

Investing Activities

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2023, which reflects proceeds from the maturities of investments of $27.3 million offset by $22.3 million used to purchase investments, $2.8 million to build additional manufacturing capacity as required by the $109 million agreement with the DOD and, $1.2 million to acquire property and equipment to support the normal operations of the business.

Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2023, which is largely comprised of $1.2 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to the Company's employees.

Resources

The Company expects existing cash and cash equivalents and available-for-sale securities will be sufficient to fund its operating expenses and capital expenditure requirements over the next twelve months. The Company's cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the timing of reimbursement under its $109 million DOD contract, the scope and timing of future strategic acquisitions, the progress of its research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.

A summary of the Company's obligations to make future payments under contracts existing at December 31, 2022 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there were no significant changes to this information.

Critical Accounting Policies and Estimates

A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. No material changes have been made to such critical accounting policies during the three months ended March 31, 2023.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Readers should not place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to update or revise our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, factors described in the Risk Factors discussion in Item 1A of Part I of our most recently filed Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Spectrum Patent Litigation

In March 2021, the Company filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum has filed an answer to the initial complaint, asserting that its device does not infringe the Company's patent and that the Company's patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office ("PTO"), which was granted by the PTO. On May 2, 2023, the District Court issued two orders. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement, holding that Spectrum’s saliva collection devices are not “kits for collecting and preserving a biological sample,” among other rulings. The Company intends to appeal the Court’s grant of summary judgment. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations. A separate motion by Spectrum to amend its counterclaims remains pending. An inter partes review is currently pending before the PTO regarding the second asserted patent. The final pretrial conference in the District Court is set for October 26, 2023.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, other than as set forth below.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, and Signature Bank and Silvergate Capital Corp, respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future.

Although we do not maintain any deposit accounts, credit agreements or letters of credit with any financial institution currently in receivership, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of these financial institutions or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
January 1, 2023-January 31, 2023	158,726	(3)	$5.64	—	11,984,720
February 1, 2023-February 28, 2023	70,685	(3)	5.14	—	11,984,720
March 1, 2023-March 31, 2023	—	(3)	—	—	11,984,720
	229,411			—

(1)
On August 5, 2008, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is permitted to acquire up to $25.0 million of outstanding shares. This share repurchase program may be discontinued at any time.
(2)
This column represents the amount that remains available under the $25.0 million repurchase plan, as of the period indicated. The Company has made no commitment to purchase any shares under this plan.
(3)
Pursuant to the OraSure Technologies, Inc. Stock Award Plan, and in connection with the vesting of restricted and performance shares, these shares were retired to satisfy minimum tax withholdings.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit Number	Exhibit

3.1*	Second Amended and Restated Bylaws of OraSure Technologies, Inc., as of May 9, 2023.

31.1*	Certification of Carrie Eglinton-Manner required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: May 10, 2023	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: May 10, 2023	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)