Form 10-Q
period 2024-09-30
ORASURE TECHNOLOGIES INC
filed 2024-11-06
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2024, the registrant had 74,594,154 shares of common stock, $0.000001 par value per share, outstanding.

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
•The Company's ability to achieve the anticipated cost savings as a result of its business restructuring, including from in-sourcing third party manufacturing; exiting microbiome services and exiting its risk assessment business;
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

Item 1.    FINANCIAL STATEMENTS
ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$278,571	$290,407
Accounts receivable, net of allowance of $1,237 and $1,216	26,954	40,171
Inventories	38,870	47,614
Prepaid expenses	3,038	6,041
Other current assets	2,718	2,226
Total current assets	350,151	386,459
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation of $79,562 and $85,143	38,143	45,420
Operating right-of-use assets, net	9,904	12,270
Finance right-of-use assets, net	157	576
Intangible assets, net of accumulated amortization of $33,711 and $33,649	665	1,206
Goodwill	35,287	35,696
Investment in equity method investee	28,829	—
Other noncurrent assets	949	1,218
Total noncurrent assets	113,934	96,386
TOTAL ASSETS	$464,085	$482,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,581	$13,151
Deferred revenue	1,619	1,559
Accrued expenses and other current liabilities	15,013	22,710
Finance lease liability	41	539
Operating lease liability	1,530	1,577
Total current liabilities	27,784	39,536
Noncurrent Liabilities:
Finance lease liability	124	226
Operating lease liability	9,412	11,162
Other noncurrent liabilities	529	696
Deferred income taxes	671	554
Total noncurrent liabilities	10,736	12,638
TOTAL LIABILITIES	38,520	52,174
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 74,593 and 73,528 shares issued and outstanding	—	—
Additional paid-in capital	535,402	529,543
Accumulated other comprehensive loss	(17,200)	(14,941)
Accumulated deficit	(92,637)	(83,931)
Total stockholders' equity	425,565	430,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$464,085	$482,845

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET REVENUES:
Products and services	$39,651	$89,014	$147,379	$326,666
Other	264	173	1,003	2,925
	39,915	89,187	148,382	329,591
COST OF PRODUCTS AND SERVICES SOLD	22,845	44,847	82,558	193,065
Gross profit	17,070	44,340	65,824	136,526
OPERATING EXPENSES:
Research and development	5,623	8,516	19,960	26,737
Sales and marketing	7,615	8,736	23,994	29,413
General and administrative	9,831	10,051	33,310	44,186
Loss on impairments	—	6,183	4,392	7,503
Change in the estimated fair value of acquisition-related contingent consideration	—	(40)	—	(99)
	23,069	33,446	81,656	107,740
Operating (loss) income	(5,999)	10,894	(15,832)	28,786
OTHER INCOME	2,781	2,612	9,338	6,752
(Loss) income before income taxes	(3,218)	13,506	(6,494)	35,538
INCOME TAX EXPENSE	678	2,347	1,041	1,956
LOSS ON EQUITY INVESTMENT	(611)	—	(1,171)	—
NET (LOSS) INCOME	$(4,507)	$11,159	$(8,706)	$33,582

(LOSS) INCOME PER SHARE:
BASIC	$(0.06)	$0.15	$(0.12)	$0.46
DILUTED	$(0.06)	$0.15	$(0.12)	$0.45
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	74,583	73,453	74,330	73,298
DILUTED	74,583	74,349	74,330	74,197
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET (LOSS) INCOME	$(4,507)	$11,159	$(8,706)	$33,582
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	1,431	(2,813)	(2,259)	843
Unrealized gain on marketable securities	—	—	—	220
COMPREHENSIVE (LOSS) INCOME	$(3,076)	$8,346	$(10,965)	$34,645
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(8,706)	$33,582
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	9,178	7,602
Depreciation and amortization	8,380	17,372
Loss on impairments	4,392	7,503
Other non-cash amortization	(569)	3
Provision for credit losses	521	(75)
Unrealized foreign currency gain	(154)	(66)
Interest expense on finance leases	20	42
Loss on equity investment	1,171	—
Deferred income taxes	165	(490)
Loss on sale of fixed assets	(121)	—
Change in the estimated fair value of acquisition-related contingent consideration	—	(99)
Payment of acquisition-related contingent consideration	—	(19)
Changes in assets and liabilities:
Accounts receivable	12,658	17,468
Inventories	8,659	36,425
Prepaid expenses and other assets	2,622	10,530
Accounts payable	(3,431)	(25,122)
Deferred revenue	66	(449)
Accrued expenses and other liabilities	(7,586)	(3,990)
Net cash provided by operating activities	27,265	100,217
INVESTING ACTIVITIES:
Purchases of short-term investments	(53,244)	(74,652)
Investment in equity method investee	(30,000)	—
Proceeds from maturities and redemptions of short-term investments	53,052	94,980
Purchases of property and equipment	(3,341)	(4,517)
Purchase of property and equipment under government contracts	—	(4,501)
Proceeds from funding under government contract	—	24,290
Net cash (used in) provided by investing activities	(33,533)	35,600
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(746)	(835)
Proceeds from exercise of stock options	214	76
Payment of acquisition-related contingent consideration	—	(46)
Repurchase of common stock	(3,533)	(1,863)
Net cash used in financing activities	(4,065)	(2,668)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,503)	404
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,836)	133,553
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290,407	83,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,571	$217,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (refunds) paid for income taxes	$1,637	$(5,733)
Non-cash investing and financing activities
Accrued property and equipment purchases	$103	$155
Accrued property and equipment purchases under government contracts	$—	$2
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
1.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), and Novosanis NV (“Novosanis”). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations expected for the full year.
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
The Company had no available-for-sale securities as of September 30, 2024 and December 31, 2023.
Fair Value of Financial Instruments
As of September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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
All of the Company's guaranteed investment certificates are measured as Level 1 instruments as of September 30, 2024.
Included in cash and cash equivalents at September 30, 2024 and December 31, 2023 was $42.5 million and $71.7 million, respectively, of guaranteed investment certificates.

Also included in cash and cash equivalents at September 30, 2024 and December 31, 2023 was $117.1 million and $112.7 million, respectively, invested in money market funds. These money market funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of its Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of September 30, 2024 and December 31, 2023 was $0.7 million and $0.8 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 financial instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
Equity Method Investee
In January 2024, the Company lead the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of September 30, 2024, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The investment in Sapphiros of $28.8 million as of September 30, 2024 is included in the investment in equity method investee line of the Company's balance sheet and is measured as a Level 3 investment. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's September 30, 2024 financial statements, the Company considered whether the carrying value of the investment in Sapphiros was impaired and concluded that no such impairment existed. There was no similar investment as of December 31, 2023.
Foreign Currency Transactions
Net foreign exchange gains and (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $(0.2) million and $(0.1) million for the three months ended September 30, 2024 and 2023, respectively. Net foreign exchange gains and (losses) resulting from foreign currency transactions for the nine months ended September 30, 2024 and 2023 were $0.1 million and $(0.7) million, respectively.
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
During the first quarter of 2024, the Company identified a triggering event to test for the recoverability of all the property, plant, and equipment and ROU assets of both the Diversigen and Novosanis subsidiaries, given the Company's decision to initiate a strategic plan to transition away from the microbiome molecular sequencing services business and close its Belgian operations. The Company performed an undiscounted cash flow analysis and determined the carrying values of the property, plant and equipment and ROU assets could not be recovered through the sum of the undiscounted future cash flows and were impaired. During the nine months ended September 30, 2024 the Company recognized aggregate pre-tax impairment charges of $1.2 million and $0.3 million to its operating and finance ROU assets, respectively. These charges are reported in the Company's consolidated statement of operations. The impact of the impairments on the Company's property, plant, equipment for the nine months ended September 30, 2024 is discussed further in Note 4.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below (in thousands):

	Foreign Currency	Total
Balance at December 31, 2023	$(14,941)	$(14,941)
Other comprehensive loss	(2,259)	(2,259)
Balance at September 30, 2024	$(17,200)	$(17,200)
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
Amounts earned for the Company's guaranteed profit which covered project management costs were recognized straight-line in other income over the term of the government contract. The Company recognized no such income during the three and nine months ended September 30, 2024. The Company recognized $0.6 million and $1.7 million of such income during the three and nine months ended September 30, 2023, respectively.
The DOD also reimbursed the Company for certain engineering consulting costs. These expenses are reflected in research and development expenses as incurred with the corresponding amount presented in other income. The Company recognized no such costs during the three and nine months ended September 30, 2024. The Company recognized $0.4 million and $2.0 million of such costs during the three and nine months ended September 30, 2023, respectively.
The activity corresponding to the government contracts included in the Company's consolidated statements of cash flows for the cumulative period ended December 31, 2023 is as follows (in thousands):

December 31,
2023
Cost of assets, cumulative	$86,993
Reduction for funding received to date	(86,993)
Total property, plant and equipment, net	$—

3.    Inventories (in thousands)

	September 30,	December 31,
	2024	2023
Raw materials	$19,948	$20,727
Work in process	1,435	1,900
Finished goods	17,487	24,987
	$38,870	$47,614
4.    Property, Plant and Equipment, net (in thousands)

	September 30,	December 31,
	2024	2023
Land	$1,118	$1,118
Buildings and improvements	34,003	34,606
Machinery and equipment	58,618	64,156
Computer equipment and software	11,680	17,739
Furniture and fixtures	3,334	3,748
Construction in progress	8,952	9,196
	117,705	130,563
Accumulated depreciation	(79,562)	(85,143)
	$38,143	$45,420
During the first quarter of 2024, the Company initiated a strategic plan to transition away from the microbiome molecular sequencing services business and to exit operations at its Belgium location. As a result of these decisions, the Company determined that the carrying values of all of Diversigen and Novosanis' property, plant, and equipment were not recoverable and recorded an aggregate pre-tax asset impairment charge of $1.8 million during the nine months ended September 30, 2024.
During the second quarter of 2024, the Company determined a manufacturing line will no longer be utilized. As a result of this decision, the Company determined that the carrying value of the equipment was not recoverable and recorded an aggregate pre-tax impairment charge of $1.1 million during the nine months ended September 30, 2024.
During the nine months ended September 30, 2023, the Company determined several manufacturing lines would no longer be utilized due to changes in forecasted demand for the products the equipment was intended to produce. Additionally, the Company elected not to proceed with certain leasehold improvements to its research and development laboratories. As a result of these decisions, the Company determined that the carrying values of the equipment and leasehold improvements made to date were not recoverable and recorded an aggregate pre-tax asset impairment charge of $1.3 million during the nine months ended September 30, 2023.
Due to the extremely specialized nature of the property, plant, and equipment in each triggering event noted above and due to various market data points, the estimated fair value of all assets was determined to be zero. These charges are reported within loss on impairments in the consolidated statements of operations.

5.    Accrued Expenses and Other Current Liabilities (in thousands)

	September 30,	December 31,
	2024	2023
Payroll and related benefits	$9,320	$14,654
Professional fees	1,264	2,827
Sales tax payable	1,228	1,245
Other	3,201	3,984
	$15,013	$22,710
6.    Termination Benefits
2023 Reduction in Workforce
During the first and second quarters of 2023, the Company executed a reduction in workforce. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows (in thousands):

For the Nine Months Ended September 30,
2023
Cost of products and services sold	$369
Research and development	566
Sales and marketing	1,542
General and administrative	787
$3,264
As of September 30, 2024 the Company has fully paid the $3.3 million related to the reduction in workforce. No additional expense associated with the 2023 reduction in workforce was incurred during the nine months ended September 30, 2024. This plan was completed as of June 30, 2024.
Q1 2024 Reduction in Workforce
During the first quarter of 2024, the Company executed a reduction in workforce largely affecting its COVID-19 manufacturing workforce. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows (in thousands):

For the Nine Months Ended September 30,
2024
Cost of products and services sold	$231
Research and development	87
Sales and marketing	69
General and administrative	17
$404
As of September 30, 2024 the Company had $6.0 thousand accrued and had paid $0.4 million related to the reduction in workforce. No additional expense associated with the Q1 2024 reduction in workforce was incurred during the three months ended September 30, 2024. The Company expects this plan to be completed by December 31, 2024.

Q2 2024 Reduction in Workforce
During the second quarter of 2024, the Company executed an additional reduction in workforce as the Company notified employees of its intention to consolidate its Novosanis site in Belgium into other locations by the end of December 31, 2024, discontinue the Diversigen molecular services line of business by the end of June 30, 2024, and consolidate facilities by bringing third-party manufacturing activities into its Pennsylvania facilities by the end of the third quarter of 2025. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Cost of products and services sold	$—	$889
Research and development	—	478
Sales and marketing	—	125
General and administrative	—	160
	$—	$1,652
As of September 30, 2024 the Company had $0.9 million accrued and had paid $0.7 million related to the reduction in workforce. No additional expense associated with the Q2 2024 reduction in workforce was incurred during the three months ended September 30, 2024. The Company expects this plan to be completed by September 2025.
Q3 2024 Reduction in Workforce
During the third quarter of 2024, the Company executed a reduction in workforce largely as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024 and additional severance costs will be incurred. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows (in thousands):

For the Three Months Ended September 30,
2024
Cost of products and services sold	$7
Research and development	—
Sales and marketing	346
General and administrative	—
$353
As of September 30, 2024 the Company had $0.3 million accrued and had paid $7.1 thousand related to the reduction in workforce. The Company expects this plan to be completed by January 2026.

7.    Revenues
Revenues by product line. The following table represents total net revenues by product line (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
HIV	$18,347	$16,650	$45,379	$46,518
COVID-19 (1)	2,155	50,199	44,222	216,115
Molecular Sample Management Solutions (2)	12,806	15,238	36,237	41,230
HCV	3,228	2,901	10,962	9,957
Risk assessment testing (3)	1,911	2,554	6,265	7,540
Other product and service revenues (4)	1,196	638	2,623	1,739
Molecular Services	9	834	1,692	3,567
Net product and services revenues	39,652	89,014	147,380	326,666
Non-product and services revenues (5)	263	173	1,002	2,925
Net revenues	$39,915	$89,187	$148,382	$329,591
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
Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$25,353	$77,925	$115,055	$296,815
Europe	2,126	1,992	5,892	6,297
Other regions	12,436	9,270	27,435	26,479
	$39,915	$89,187	$148,382	$329,591
Customer and Vendor Concentrations. The following table represents the concentration risk.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue Concentration	2024	2023	2024	2023
Commercial customer (1)	11%	NA	NA	NA
Commercial customer (1)	10%	NA	NA	NA
Non-Commercial customer (2)	NA	56%	26%	66%

	September 30,	December 31,
Accounts Receivable	2024	2023
Commercial customer (1)	21%	NA
Non-Commercial customer (2)	NA	40%
(1) Each commercial customer is different.
(2) Same non-commercial customer.

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
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2024 and December 31, 2023 included customer prepayments of $1.6 million and $1.2 million, respectively. Deferred revenue as of December 31, 2023 also included $0.4 million associated with a long-term contract that had variable pricing based on volume. The average price over the life of the contract was determined and revenue was recognized at that average price. The $0.4 million associated with the long-term contract at December 31, 2023 met the criteria to be recognized as revenue during the nine months ended September 30, 2024, and as such there was no equivalent balance remaining in deferred revenue at September 30, 2024. Deferred revenue recognized for the three months ended September 30, 2024 and 2023, was $0.5 million and $0.4 million, respectively. Deferred revenue recognized for the nine months ended September 30, 2024 and 2023, was $3.3 million and $2.2 million, respectively.

8.    Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
State income tax expense (benefit)	$18	$1,131	$(209)	$2,388
Foreign income tax expense (benefit)	660	1,216	1,250	(432)
	$678	$2,347	$1,041	$1,956
During the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.7 million and $2.3 million, respectively. The three months ended September 30, 2024 net tax expense decrease is due to having a U.S. pretax loss and foreign pretax income in 2024 compared to a U.S. and foreign pretax income for the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $1.0 million and $2.0 million, respectively. Foreign pre-tax income increased during the nine months ended September 30, 2024 compared to a foreign pre-tax loss during the nine months ended September 30, 2023. In addition, there was lower state pre-tax income for nine months ended September 30, 2024 compared to 2023.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of the Company's total deferred tax liability as of September 30, 2024 and at December 31, 2023 relate to the tax effects of the basis difference arising from accelerated tax depreciation of fixed assets.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. deferred tax assets as of September 30, 2024 and December 31, 2023.
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
For the three and nine months ended September 30, 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 389 shares and 999 shares, respectively, were excluded from the computation of diluted loss per share.
For the three and nine months ended September 30, 2023, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 2,027 and 2,048 shares, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

10.    Stockholders’ Equity
Reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	593	—	—	—	—	—
Purchase and retirement of common shares	(194)	—	(1,462)	—	—	(1,462)
Stock-based compensation	—	—	2,968	—	—	2,968
Net loss	—	—	—	—	(3,584)	(3,584)
Currency translation adjustments	—	—	—	(2,556)	—	(2,556)
Balance at March 31, 2024	73,959	$—	$531,263	$(17,497)	$(87,515)	$426,251
Vesting of restricted stock and performance stock units	1,033	—	—	—	—	—
Purchase and retirement of common shares	(424)	—	(1,984)	—	—	(1,984)
Stock-based compensation	—	—	3,322	—	—	3,322
Net loss	—	—	—	—	(615)	(615)
Currency translation adjustments	—	—	—	(1,134)	—	(1,134)
Balance at June 30, 2024	74,568	$—	$532,601	$(18,631)	$(88,130)	$425,840
Vesting of restricted stock and performance stock units	44	—	—	—	—	—
Purchase and retirement of common shares	(19)	—	(87)	—	—	(87)
Stock-based compensation	—	—	2,888	—	—	2,888
Net loss	—	—	—	—	(4,507)	(4,507)
Currency translation adjustments	—	—	—	1,431	—	1,431
Balance at September 30, 2024	74,593	$—	$535,402	$(17,200)	$(92,637)	$425,565

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	72,734	$—	$520,446	$(18,435)	$(137,586)	$364,425
Common stock issued upon exercise of options	12	—	66	—	—	66
Vesting of restricted stock and performance stock units	737	—	—	—	—	—
Purchase and retirement of common shares	(229)	—	(1,203)	—	—	(1,203)
Stock-based compensation	—	—	2,655	—	—	2,655
Net income	—	—	—	—	27,219	27,219
Currency translation adjustments	—	—	—	797	—	797
Unrealized gain on marketable securities	—	—	—	220	—	220
Balance at March 31, 2023	73,254	$—	$521,964	$(17,418)	$(110,367)	$394,179
Vesting of restricted stock and performance stock units	241	—	—	—	—	—
Purchase and retirement of common shares	(82)	—	(460)	—	—	(460)
Stock-based compensation	—	—	2,357	—	—	2,357
Net loss	—	—	—	—	(4,796)	(4,796)
Currency translation adjustments	—	—	—	2,859	—	2,859
Balance at June 30, 2023	73,413	$—	$523,861	$(14,559)	$(115,163)	$394,139
Common stock issued upon exercise of options	2	—	10	—	—	10
Vesting of restricted stock and performance stock units	99	—	—	—	—	—
Purchase and retirement of common shares	(31)	—	(200)	—	—	(200)
Stock-based compensation		—	2,590	—	—	2,590
Net income	—	—	—	—	11,159	11,159
Currency translation adjustments	—	—	—	(2,813)	—	(2,813)
Balance at September 30, 2023	73,483	$—	$526,261	$(17,372)	$(104,004)	$404,885

11.    Commitments and Contingencies
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company's future financial position or results of operations.

In March 2021, the Company filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum filed an answer asserting that its device does not infringe the Company's patent and that the Company's patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office ("PTO"), which was granted by the PTO. The District Court issued multiple pretrial orders, resolving the infringement, antitrust, and inequitable conduct claims without trial. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement. The Company appealed the grant of summary judgment to the Court of Appeals on June 8, 2023. The Company is pursuing the appeal with respect to the first patent, with oral argument expected in the first quarter of 2025. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations, finding that if such an amendment were allowed, Spectrum’s claims would not survive a motion for summary judgment. Spectrum thereafter withdrew its antitrust and inequitable conduct counterclaims. Spectrum did not appeal the District Court's denial of its motion to amend. On February 7, 2024, the PTO issued a Final Written Decision regarding the second patent in the litigation, holding that claims 1, 3-8, 11 and 12 of U.S. Patent No. 11,002,646 B2 are unpatentable. On March 8, 2024, the Company filed a Request for Rehearing by the Director of the PTO of the Final Written Decision. On March 27, 2024, the Company's Request for Rehearing was denied. On September 15, 2023, Spectrum filed a separate petition for inter partes review of a third patent, which DNAG did not assert in the District Court. On March 26, 2024, the PTO issued a Decision Granting Institution of Inter Partes Review and scheduled oral argument for January 13, 2025. On July 2, 2024, the Company filed a Motion to Amend the claims of the third patent, which remains pending.

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
The Company's business also includes molecular sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental markets. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. Additionally, through its Diversigen subsidiary, the Company offered laboratory and bioinformatics services for both genomics and microbiome customers. These services were primarily provided to pharmaceutical, biotech companies, and research institutions. During the first quarter of 2024, the Company initiated steps to wind down and exit this line of business. Diversigen contributed $1.7 million to revenues during the nine months ended September 30, 2024 and contributed $4.5 million to revenues for the full year of 2023. In October 2024, the Company announced the discontinuance of the sales of its risk assessment product line which is expected to be completed by end of year. Sales of its risk assessment products contributed $6.3 million to revenues during the nine months ended September 30, 2024 and contributed $9.7 million to revenues for the full year of 2023.

Results of Operations
For the three months ended September 30, 2024 compared to September 30, 2023.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues (dollars in thousands) for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2024	2023		2024	2023
Diagnostics (1)	22,023	19,551	13%	55%	22%
Molecular Sample Management Solutions (2)	12,806	15,238	(16)	32	17
COVID-19 Diagnostics	2,155	50,145	(96)	5	56
Risk assessment testing (3)	1,911	2,554	(25)	5	3
Other products and services	748	638	17	2	1
Molecular Services	9	834	(99)	—	1
COVID-19 Molecular Products	—	54	(100)	—	—
Net product and services revenues	39,652	89,014	(55)	99	100
Non-product and services revenues (4)	263	173	52	1	—
Net revenues	$39,915	$89,187	(55)%	100%	100%
(1)Includes HIV, HCV and Syphilis product revenues.
(2)Includes Genomics, Microbiome and Novosanis product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 55% to $39.9 million for the three months ended September 30, 2024 from $89.2 million for the three months ended September 30, 2023.
Sales of the Company's Diagnostics products increased 13% to $22.0 million for the three months ended September 30, 2024 from $19.6 million for the three months ended September 30, 2023. This increase in revenues is largely due to higher international HIV revenues of approximately $2.4 million primarily driven by customer ordering patterns of sales in Africa.
Molecular Sample Management Solutions revenues decreased 16% to $12.8 million for the three months ended September 30, 2024 from $15.2 million for the three months ended September 30, 2023. Sales of the Company's Molecular Products are being impacted by reduced consumer demand for products in which our genomics collection devices are used, economic pressures, and the overall decline in the microbiome market.
COVID-19 Diagnostics revenues decreased by 96% to $2.2 million for the three months ended September 30, 2024 compared to $50.1 million for the three months ended September 30, 2023 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this decline in revenue to continue throughout the remainder of 2024 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.
Risk assessment revenue decreased 25% due to the loss of customers to competing products. The Company has announced that it will discontinue this line of business by the end of 2024.
Molecular Services revenues, which are derived from the Company's microbiome molecular sequencing services, decreased 99% to $9 thousand for the three months ended September 30, 2024 from $0.8 million for the three months ended September 30, 2023. The decrease in services revenues was due to the decision to exit this line of business. We expect minimal molecular services revenues in the remainder of 2024.

Non-Product and Services Revenues
Non-product and services revenues increased 52% to $0.3 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023 due to recognizing royalty income in the third quarter of 2024 and none in the third quarter of 2023.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin decreased to 42.8% for the three months ended September 30, 2024 from 49.7% for the three months ended September 30, 2023. The largest driver of the margin decline was due to the lower volume in InteliSwab® sales driven by less units produced and sold and a lower average selling price based on contractual pricing. Furthermore, the lower units produced resulted in lower overhead absorption of fixed costs as compared to the prior year period. Gross margin was also negatively impacted by the increased sales of international product which generate lower margins coupled with the lower margins contributed by genomics products. The decline in gross margins was partially offset by the impact of the exit of the Molecular Services business which historically caused a drag on consolidated gross margin.
Consolidated operating loss for the three months ended September 30, 2024 was $6.0 million, a decline from the $10.9 million operating income reported for the three months ended September 30, 2023. The operating income reported in the third quarter of 2023 was largely a result of higher revenues and gross margins generated by the Company's InteliSwab® product and was partially offset by the inclusion of $6.2 million in impairment loss. In 2023, the Company began implementing cost cutting measures and has benefited from this in the three months ended September 30, 2024 with a $4.2 million reduction in operating expense compared to the three months ended September 30, 2023.
Research and development expenses decreased 34% to $5.6 million for the three months ended September 30, 2024 from $8.5 million for the three months ended September 30, 2023 largely due to a decrease in employee costs associated with a reduction in headcount, decrease in spend on COVID-19 product development, and no related project management fees for our $109 million manufacturing expansion contract which ended during the fourth quarter of 2023.
Sales and marketing expenses decreased 13% to $7.6 million for the three months ended September 30, 2024 from $8.7 million for the three months ended September 30, 2023 due to lower employee costs associated with a decrease in headcount, decreased bad debt expense and consulting fees and lower amortization expense partially offset by an increase in severance expense due to the third quarter 2024 reduction in workforce.
General and administrative expenses decreased 2% to $9.8 million for the three months ended September 30, 2024 from $10.1 million for the three months ended September 30, 2023 largely due lower employee costs due to a reduction in headcount, partially offset by an increase in legal fees and in non-cash stock compensation expense.
All of the above contributed to the Company's operating loss of $6.0 million for the three months ended September 30, 2024, which included non-cash charges of $3.0 million for depreciation and amortization, and non-cash charges of $2.9 million for stock-based compensation. The Company's operating income of $10.9 million for the three months ended September 30, 2023 included a non-cash impairment charge of $6.2 million, non-cash charges of $3.4 million for depreciation and amortization, and $2.6 million for stock-based compensation.
OTHER INCOME
Other income for the three months ended September 30, 2024 was $2.8 million compared to $2.6 million for the three months ended September 30, 2023. This increase is due to higher interest income partially offset by the absence of profit earned under our manufacturing expansion contract with the U.S. government which ended at the end of 2023.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2024 and 2023, the Company recorded U.S. state income tax expense of $18.0 thousand and $1.1 million, respectively and foreign tax expense of $0.7 million and $1.2 million, respectively.

Results of Operations
For the nine months ended September 30, 2024 compared to September 30, 2023.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues (dollars in thousands) for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2024	2023		2024	2023
Diagnostics (1)	$57,162	$56,475	1%	39%	17%
COVID-19 Diagnostics	44,186	215,876	(80)	30	65
Molecular Sample Management Solutions (2)	36,237	41,230	(12)	24	13
Risk assessment testing (3)	6,265	7,540	(17)	4	2
Other products and services	1,802	1,739	4	1	1
Molecular Services	1,692	3,567	(53)	1	1
COVID-19 Molecular Products	36	239	(85)	—	—
Net product and services revenues	147,380	326,666	(55)	99	99
Non-product and services revenues (4)	1,002	2,925	(66)	1	1
Net revenues	$148,382	$329,591	(55)%	100%	100%
(1)Includes HIV, HCV and Syphilis product revenues.
(2)Includes Genomics, Microbiome and Novosanis product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net product and services revenues decreased 55% to $148.4 million for the nine months ended September 30, 2024 from $329.6 million for the nine months ended September 30, 2023.
Sales of the Company's Diagnostics products increased 1% to $57.2 million for the nine months ended September 30, 2024 from $56.5 million for the nine months ended September 30, 2023. This increase in revenue was primarily driven by higher HIV and HCV revenues in international markets of $1.4 million as a result of customer ordering patterns. Also contributing to the diagnostic revenue increase is a combined increase in HCV domestic and Syphilis revenues of $1.4 million. A decline in our HIV domestic revenue resulting from funding delays or reductions in funding for HIV products and customer order patterns partially offset the increased revenues from the other product lines.
COVID-19 Diagnostics revenues decreased 80% to $44.2 million for the nine months ended September 30, 2024 compared to $215.9 million for the nine months ended September 30, 2023 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this decline in revenue to continue for the remainder of 2024 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.
Molecular Sample Management Solutions revenues decreased 12% to $36.2 million for the nine months ended September 30, 2024 from $41.2 million for the nine months ended September 30, 2023. Sales of the Company's Molecular Sample Management Solutions Products are being impacted by reduced consumer demand for products in which our genomics collection devices are used, economic pressures and reduction on funding for programs in which our collection devices are used, and the overall decline in the microbiome market.
Risk assessment revenue decreased 17%, due to the loss of customers to competing products. The Company has announced that it will discontinue this line of business by the end of 2024.
Molecular Services revenues, which are largely derived from the Company's laboratory services, decreased 53% to $1.7 million for the nine months ended September 30, 2024 from $3.6 million for the nine months ended September 30, 2023.

The decrease in services revenues was due to the decision to exit this line of business. We expect minimal molecular services revenues in the remainder of 2024.
Non-Product and Services Revenues
Non-product and services revenues decreased 66% to $1.0 million for the nine months ended September 30, 2024 from $2.9 million for the nine months ended September 30, 2023 as a result of lower funding for research and development activities largely as a result of the end of our agreement with Biomedical Advanced Research Authority ("BARDA") which provided funding to obtain clearance of a premarket notification ("510(k)") and Clinical Laboratory Improvement Amendments of 1988 waiver of our InteliSwab® tests. The Company has communicated to BARDA that it does not intend to pursue further development of this clearance. Further contributing to the decline in non-product revenues is lower royalty income in 2024 as one of the Company's royalty agreements for sample collection kits expired in June 2023.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 44.4% for the nine months ended September 30, 2024 from 41.4% for the nine months ended September 30, 2023. Gross margins in 2023 included $7.0 million of accelerated depreciation associated with the wind-down of InteliSwab® manual assembly in Thailand as the Company began to on-shore and automate manufacturing of this product at its Pennsylvania facilities. In addition, reduced salary and benefits due to the reduction in workforce experienced in 2023 and 2024 contributed to improved overhead absorption. Lastly, lower product scrap expense helped to increase margins for the nine months ended September 30, 2024. These improvement in margins were partially offset by the decline in InteliSwab® revenues and a shift in product mix of increased revenues from lower margin product. Other non-product revenues which contribute 100% to gross margins also declined for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Consolidated operating loss for the nine months ended September 30, 2024 was $15.8 million, compared to $28.8 million operating income reported for the nine months ended September 30, 2023. Results for the nine months ended September 30, 2024 were negatively impacted by the decrease in revenues and were positively impacted by reduced operating expense. Results for the nine months ended September 30, 2024 included $4.4 million of impairment losses compared to $7.5 million for the nine months ended September 30, 2023.
Operating expenses for the nine months ended September 30, 2024, excluding the impairment charge, decreased 22.9% to $77.3 million from $100.2 million for the nine months ended September 30, 2023 reflecting the impact of the Company's cost saving measures and headcount reductions.
Research and development expenses decreased 25% to $20.0 million for the nine months ended September 30, 2024 from $26.7 million for the nine months ended September 30, 2023, largely due to lower staffing costs due to a decrease in headcount and no related project management fees for our $109 million manufacturing expansion contract which ended during the fourth quarter of 2023, and a decrease in spend on COVID-19 product development. This overall decrease in spend is partially offset by an increase in severance costs for those employees impacted by the Company's decisions to exit the molecular services business offered by its Diversigen subsidiary and wind-down of operations located in Belgium.
Sales and marketing expenses decreased 18% to $24.0 million for the nine months ended September 30, 2024 from $29.4 million for the nine months ended September 30, 2023 primarily due to decreased employee costs associated with the reduction in headcount and lower advertising, consulting, and amortization expense.
General and administrative expenses decreased 25% to $33.3 million for the nine months ended September 30, 2024 from $44.2 million for the nine months ended September 30, 2023 largely due to lower legal fees relating to the Spectrum litigation (discussed further in Part II. Other Information, Item 1. Legal Proceedings, below) and lower employee costs associated with reduced headcount partially offset by an increase in non-cash stock compensation expense.
All of the above contributed to the Company's operating loss of $15.8 million for the nine months ended September 30, 2024, which included non-cash impairment charges of $4.4 million, non-cash charges of $8.4 million for depreciation and amortization, and $9.2 million for stock-based compensation. The Company's operating income of $28.8 million for the nine months ended September 30, 2023 included a non-cash impairment charge of $7.5 million, non-cash charges of $17.4 million for depreciation and amortization, and $7.6 million for stock-based compensation.

OTHER INCOME
Other income for the nine months ended September 30, 2024 was $9.3 million compared to $6.8 million for the nine months ended September 30, 2023. This increase is largely due to higher interest income offset by absence of profit earned under our manufacturing expansion contract with the U.S. government which ended at the end of 2023.
CONSOLIDATED INCOME TAXES

The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the nine months ended September 30, 2024 and 2023, the Company recorded U.S. state tax benefit and expense of $0.2 million and $2.4 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded foreign tax expense and benefit of $1.3 million and $0.4 million, respectively.
Liquidity and Capital Resources

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$278,571	$290,407
Working capital	322,367	346,923
The Company's cash and cash equivalents decreased to $278.6 million at September 30, 2024 from $290.4 million at December 31, 2023. $93.7 million or 34% of the $278.6 million in cash and cash equivalents is held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $322.4 million at September 30, 2024 from $346.9 million at December 31, 2023. The decrease in cash and cash equivalents and working capital was primarily due to the investment in Sapphiros of $30.0 million during the nine months ended September 30, 2024.
Analysis of the Company's Cash Flows
Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $27.3 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net loss of $8.7 million included non-cash charges of depreciation and amortization expense of $8.4 million, stock-based compensation expense of $9.2 million, impairment losses of $4.4 million, and loss on equity investment of $1.2 million. Cash provided by the working capital accounts included a decrease in accounts receivable of $12.7 million largely associated with lower overall sales and collections of balances due, a decrease in inventory of $8.7 million as the Company fulfilled demand for its InteliSwab® product, and a decrease in prepaid expense and other current assets of $2.6 million. Uses of cash included a decrease in accounts payable of $3.4 million due to lower inventory purchases and timing of vendor invoice payments and a decrease in accrued expenses of $7.6 million as the Company paid out year-end bonuses in March 2024.
Investing Activities
Net cash used in investing activities was $33.5 million for the nine months ended September 30, 2024, which reflects proceeds from the maturities of investments of $53.1 million, offset by $53.2 million in purchases of investments. Investing activities also include a $30.0 million investment in Sapphiros, and $3.3 million to acquire property and equipment to support the normal operations of the business.
Financing Activities
Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2024, which is largely comprised of $3.5 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to the Company's employees.

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
A summary of the Company's obligations to make future payments under contracts existing at December 31, 2023 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there were no significant changes to this information.
Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. No material changes have been made to such critical accounting policies during the nine months ended September 30, 2024.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Spectrum Patent Litigation
In March 2021, the Company filed a complaint against Spectrum Solutions, LLC ("Spectrum") in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum filed an answer asserting that its device does not infringe the Company's patent and that the Company's patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office ("PTO"), which was granted by the PTO. The District Court issued multiple pretrial orders, resolving the infringement, antitrust, and inequitable conduct claims without trial. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement. The Company appealed the grant of summary judgment to the Court of Appeals on June 8, 2023. The Company is pursuing the appeal with respect to the first patent, with oral argument expected in the first quarter of 2025. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations, finding that if such an amendment were allowed, Spectrum’s claims would not survive a motion for summary judgment. Spectrum thereafter withdrew its antitrust and inequitable conduct counterclaims. Spectrum did not appeal the District Court's denial of its motion to amend. On February 7, 2024, the PTO issued a Final Written Decision regarding the second patent in the litigation, holding that claims 1, 3-8, 11 and 12 of U.S. Patent No. 11,002,646 B2 are unpatentable. On March 8, 2024, the Company filed a Request for Rehearing by the Director of the PTO of the Final Written Decision. On March 27, 2024, the Company's Request for Rehearing was denied. On September 15, 2023, Spectrum filed a separate petition for inter partes review of a third patent, which DNAG did not assert in the District Court. On March 26, 2024, the PTO issued a Decision Granting Institution of Inter Partes Review and scheduled oral argument for January 13 2025. On July 2, 2024, the Company filed a Motion to Amend the claims of the third patent, which remains pending.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
July 1, 2024 - July 31, 2024	—	(3)	$—	—	11,984,720
August 1, 2024 - August 31, 2024	19,118	(3)	$4.59	—	11,984,720
September 1, 2024 - September 30, 2024	—	(3)	$—	—	11,984,720
	19,118			—
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
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None
Item 4.    MINE SAFETY DISCLOSURES
Not applicable
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
The disclosure set forth in Part II - Item 2 above is incorporated herein by reference.

During the three months ended September 30, 2024, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: November 7, 2024	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: November 7, 2024	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)