Form 10-K
period 2024-12-31
ORASURE TECHNOLOGIES INC
filed 2025-03-07
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2024): $314,835,036.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 24, 2025: 74,800,131 shares.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part hereof.

Use of Names
References in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, (the "Annual Report") to "OraSure" mean OraSure Technologies, Inc. References in this Annual Report to “DNAG” mean DNA Genotek, Inc., references to “Diversigen” mean Diversigen, Inc., references to “Novosanis” mean Novosanis NV, and reference to "Sherlock" mean Sherlock Biosciences, Inc. and its wholly owned subsidiaries. References in this Annual Report to "we", "us", "our", "OTI" or the "Company" mean OraSure and its consolidated subsidiaries, DNAG, Diversigen, Novosanis, and Sherlock, unless otherwise indicated.
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
Trademarks, Trade Names and Service Marks
This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. The Company owns rights to trademarks and service marks that it believes are necessary to conduct its business as currently operated. In the United States, the Company owns a number of trademarks, including the OraSure®, Intercept®, Intercept i2®he, Intercept i2he®, OraQuick®, OraQuick ADVANCE®, ORASURE QUICKFLU®, SUREQUICK®, Q.E.D.®, InteliSwab®, Oragene®, DNA Genotek®, OMNImet®, ORAcollect®, OMNIgene®, Diversigen®, CoreBiome®, Boostershot®, MetaGene®, Benchmark®, Novosanis®, Colli-Pee®, UCM®, UAS™, THINK OUTSIDE THE CUP®, AUTO-LYTE®, prepIT®, and HEMAgene® trademarks. The Company also licenses the SHERLOCK™ mark from The Broad Institute, Inc. The Company also owns many of these marks and others in several foreign countries and it pursues the registration of other trademarks where appropriate.

PART I

ITEM 1.    Business.
OTI transforms health through actionable insight by powering the shift that connects people to healthcare wherever they are.
Our products and services reside under one reporting hierarchy, with commercial and innovation teams, which are part of a single business unit covering multiple product lines. Our business is principally comprised of the development, manufacture, marketing, sale and distribution of (i) diagnostics products, and (ii) sample management solutions.
In January 2024, the Company completed an equity investment in KKR Sapphiros L.P. ("Sapphiros"), leading its Series B financing and entering into a wide-ranging strategic distribution relationship with Sapphiros, which secures exclusive distribution rights to certain products in Sapphiros' development pipeline, including self-collected blood test and diagnostic tests. Sapphiros is a privately held consumer diagnostics portfolio company based in Boston.
In December 2024, the Company acquired Sherlock Biosciences, Inc. and its subsidiaries ("Sherlock"). Sherlock is a global health company focused on next generation diagnostics. Sherlock's molecular diagnostics platform aims to provide rapid results with strong sensitivity and specificity in a disposable format. Sherlock's first test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) is currently in Phase 3 clinical studies and is expected to be submitted to the FDA for approval by the end of 2025. Subject to regulatory approvals, this test is expected to expand the Company's portfolio for rapid diagnostics for sexually transmitted infections.
Products and Services
The Company's business consists of the development, manufacture, marketing, sale and distribution of simple, easy to use diagnostic products and specimen collection devices using its proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests. Our diagnostic products include tests for diseases including HIV, Hepatitis C, Syphilis and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV, HCV and COVID-19 products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV and HCV products, as a self-test to individuals in a number of other countries, including, for the HIV products, as an oral swab in-home test for HIV-1 and HIV-2 in Europe.
The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental market segments. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets.
In 2020, the Company expanded its market focus by selling existing collection products for use with COVID-19 tests. Beginning in 2022 and continuing through 2024, demand for COVID-19 PCR testing declined significantly, which was primarily driven by the availability of antigen tests, the reduction in the number of COVID-19 cases, and the wider availability of vaccines that negatively impacted the sales of the collection products.
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
OraQuick® In-Home HIV Test
The OraQuick® In-Home HIV test is an OTC oral-fluid only version of the Company's OraQuick ADVANCE® HIV 1/2 Antibody Test. The Company received PMA approval to sell this test in the U.S. OTC market. The In-Home test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. In addition, the Company has established toll-free, 365-day per year customer telephone support to provide additional information and referral services for consumers that use this product. On January 7, 2025, the Company announced that the FDA had approved a premarket approval application supplement for a labeling change to include individuals 14 years of age and older. The previous approval was available for individuals 17 years of age and older.
OraQuick® HIV Self-Test
The OraQuick® HIV Self-Test is an in-vitro diagnostic home-use test for HIV (HIV-1 and HIV-2) in oral fluid, and is sold for use by individuals. OraQuick® HIV Self-Test is sold for use by individuals in certain foreign countries, including under the CE mark in certain European countries, to meet the needs of those markets. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, PEPFAR and other agencies.
OraQuick® HCV Rapid Antibody Test and Self-Test
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
Additionally, the OraQuick® HCV Self-Test is an over the counter self-test that operates in substantially the same way as the OraQuick® HCV rapid antibody test. The OraQuick® HCV self-test received WHO pre-qualification in 2024 and is the first hepatitis C self-test to earn this designation.
Diagnostics Direct Syphilis Health Check™
In February 2024, the Company entered into a strategic agreement with Diagnostics Direct to distribute its Syphilis Health Check™ rapid diagnostic test. Syphilis Health Check™ is the first CLIA-waived treponemal test. The test, which uses fingerstick whole blood and delivers point of care results in 10 minutes, offers the ability to test in non-traditional environments, such as outreach programs and mobile testing clinics. Syphilis Health Check™ is approved for use with people aged 13 years and older.
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
In September 2022, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority ("BARDA"), pursuant to which BARDA will provide up to $8.6 million in funding to the Company to develop a 2nd generation Ebola test on the OraQuick® testing platform with the objective of developing increased sensitivity, utilizing sustainable raw materials and increasing shelf life, with new chemistry and higher degrees of automation in the test’s manufacturing process. In September 2023, the agreement was modified to add an additional $6.8 million in funding to be used to obtain the appropriate regulatory approvals for the product.
InteliSwab® COVID-19 Rapid Test
The InteliSwab® COVID-19 rapid test ("InteliSwab") is the Company's rapid immunoassay product designed to test nasal samples for the presence of antigen from SARS-CoV-2. The device uses an integrated swab to collect a specimen from the lower nostril. After collection, the integrated swab is inserted into a vial containing a pre-measured amount of developer solution to facilitate flow of the sample into the device. The specimen and developer solution flow through the test device and test results are observable in 30 minutes. The InteliSwab® test has received an Emergency Use Authorization ("EUA") from the FDA for non-prescription, OTC home use in individuals aged two years or older, with symptoms within the first seven (7) days of onset when tested at least twice over a three-day period with at least 48 hours between tests and without symptoms or epidemiological reasons to suspect COVID-19 when tested at least three times over a five-day period with at least 48 hours between tests.
Through 2024, the Company maintained its expanded United States production capacity for InteliSwab® tests to meet capacity targets set out in its 2021 contract with the U.S. Department of Defense ("DOD") (in coordination with the U.S. Department of Health and Human Services ("HHS")), of more than 100 million tests annually.
InteliSwab® COVID-19 Rapid Test Pro
The InteliSwab® COVID-19 Rapid Test Pro is a version of InteliSwab® intended for use by healthcare providers at the point of care. The test is performed in the same manner as the OTC version, except that the test is run and interpreted by a healthcare provider. This test has received EUA from the FDA for use by laboratories located in the United States certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The Company has also received a CLIA waiver for use of the test, which enables the test to be used by numerous additional sites in the United States, which are not certified under CLIA, to perform high and moderately complex tests. These additional sites include outreach clinics, community-based organizations and physicians’ offices. This test is also indicated for individuals aged 2 years and older, with and without symptoms of COVID-19.
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
The Company has also developed a next-generation collection device, which it is marketing under the trade name “Intercept i2® he”. This device offers several important advantages over the original Intercept® device, including a sample adequacy indicator that provides a visual prompt when the appropriate volume of oral fluid has been collected, the ability to collect a larger sample required by current laboratory testing protocols and a more optimized chemistry that results in improved recovery of the targeted drug analytes. The Intercept i2®he device is sold as a forensic use only device within the criminal justice and drug treatment markets along with a panel of fully-automated high-throughput oral fluid drug assays that the Company distributes under an agreement with Thermo Fisher Scientific.
In November 2024, the Company announced that it intended to exit the substance abuse testing business. Though the Company will continue to fulfill final orders for certain of its Intercept® Drug Testing System products through the first half of 2025, it substantially ceased the production and sale of substance abuse testing products as of the end of 2024.
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
In November 2024, the Company announced that it intended to exit the substance abuse testing business. Though the Company will continue to fulfill final orders for certain of its immunoassay products through the first half of 2025, it substantially ceased the production and sale of substance abuse testing products as of the end of 2024.
Genomic Products
The Company sells genomic products that provide all-in-one systems for the collection, stabilization, transportation, and storage of DNA, RNA, as well as both DNA and RNA together from human and animal biological samples. The Company's lead products are sold under the Oragene® and ORAcollect® brands and are used to collect genetic material from human saliva. These products are currently sold to thousands of academic research and commercial customers in many countries worldwide. The Company has obtained FDA clearance for its ORAcollect® and its Oragene® saliva collection device for general use, including professional and OTC clearances, which allows the Company's commercial partners to use and legally market the device with their assays when used in conjunction with their intended uses.
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
The Company also sells the Colli-Pee® collection device for the volumetric collection of first void urine samples. This product is used in liquid biopsy applications for the prostate and bladder cancer markets and in the sexually transmitted infection screening market. The Colli-Pee® collection device is registered as a class I urine collection device without a claim for preservative. The Colli-Pee® collection device with preservative solution does not have FDA clearance and is labeled “For Research Use Only” in the U.S.
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
Laboratory and Data Analytical Services
During the third quarter of 2024, the Company exited its microbiome laboratory testing and data analytical services, with the Company continuing to close out limited and modest final service orders. These services focused on accelerating microbiome discovery for customers in the pharmaceutical, agriculture, and research communities.
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

In November 2024, the Company announced that it intended to exit the substance abuse testing business. Though the Company will continue to fulfill final orders for certain of its Q.E.D.® saliva alcohol test through the first half of 2025, it substantially ceased the production and sale of substance abuse testing products as of the end of 2024.
Products Under Development
Diagnostic Products
The Company's research and development efforts include programs targeted at expanding and enhancing its diagnostics business. These programs typically focus on products related rapid tests for various diseases.
The Company is developing a 2nd generation Ebola test on the OraQuick® testing platform with funds obtained under its contract with BARDA.
The Company is developing a single-use lateral flow immunoassay intended for the qualitative detection of antigens from viruses within the Marburg virus genus. The Company is developing this test and hopes to achieve FDA 510(k) clearance in whole or in part with federal funds obtained from the HHS Administration for Strategic Preparedness and Response (ASPR); BARDA under Other Transaction Number: 75A50123D00005.
Through its Sherlock subsidiary, the Company is developing a molecular self-test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG), which is currently in clinical studies. The Company acquired this program in connection with its acquisition of Sherlock.
Through its Sherlock subsidiary, the Company is also developing of a Covid/Flu molecular test, funded in part with Federal funds obtained from the HHS Administration for Strategic Preparedness and Response (ASPR) under contract number: 75A50124C00055. The Company acquired this program in connection with its Sherlock acquisition.
Sample Management Solutions
In order to intersect evolving customer needs within the academic and commercial markets, the Company's sample management solutions business product development pipeline is focused on extending offerings across different sample types and analytes within both the genomics and microbiome areas. Genomic customers are demonstrating an increasing demand for collection and stabilization of cell-free nucleic acids, exosomes, DNA and RNA. On the microbiome front, the Company continues to focus research and development work on collecting and stabilizing microbial DNA, RNA and metabolites from multiple sample types including gut, skin, vagina and saliva.
The Company is working to develop a blood proteomics product, which, if approved, the Company expects will be used in emerging applications, like liquid biopsy, oncology and neurology, and in connection with chronic illnesses like Alzheimer's and diabetes.
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
The Syphilis Health Check™ is a CLIA-waived professional test sold for use by clinicians, community health providers and public health agencies and can be used as an initial screening test or in conjunction with a nontreponemal laboratory test and clinical findings to aid in the diagnosis of syphilis infection.
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
The Company's OraQuick® HIV Self-Test is the only oral fluid HIV test prequalified by the WHO and the Company's OraQuick® HCV Self-Test is the first Hepatitis C self-test prequalified by the WHO. WHO prequalification helps ensure that diagnostic tests for high burden diseases meet global standards of quality, safety, and efficacy in order to optimize use of health resources and improve health outcomes. WHO prequalification enables governmental organizations implementing self-test pilots and programs to access international funding to purchase the Company's test.
Substance Abuse Testing
On November 6, 2024, the Company announced that it intended to exit the substance abuse testing business. Though the Company will continue to fulfill final orders for certain of its substance abuse testing products, it substantially ceased the production and sale of such products as of the end of 2024. The Company's substance abuse testing products are marketed to laboratories serving the workplace testing, forensic toxicology, criminal justice and drug rehabilitation markets in the U.S. and certain international markets.
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

The Company's products include the Colli-Pee® collection device for the volumetric collection of first void urine. This product is in its early stages and initial sales are occurring primarily through distributors and collaborations for use in the liquid biopsy and sexually transmitted disease markets. The Colli-Pee® collection device is registered as a class I urine collection device without a claim for preservative. The Colli-Pee® collection device with preservative solution does not have FDA clearance and is labeled “For Research Use Only” in the U.S.
Significant Products and Customers
Several different product lines have contributed significantly to the Company's financial performance, accounting for 10% or more of its total revenues during the past three years. The table below shows a breakdown of those product lines (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
OraQuick® HIV	$60,804	$60,823	$38,812
InteliSwab®	45,136	257,493	233,666
Genomics	44,861	47,005	54,335
One non-commercial customer accounted for approximately 24% of the Company's consolidated net revenues for the year ended December 31, 2024 and 63% and 58% for the years ended December 31, 2023 and 2022, respectively. The Company had no other customers that accounted for more than 10% of consolidated net revenues for the years ended December 31, 2024, 2023 and 2022.
Supply and Manufacturing
The Company manufactures its InteliSwab® COVID-19 Rapid Test, OraQuick ADVANCE® Rapid HIV test, OraQuick® In-Home HIV test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® he collection devices, AUTO-LYTE® and MICRO-PLATE assays and Q.E.D.® saliva alcohol test in its Bethlehem, Pennsylvania facilities. With the exception of its substance abuse testing products, the Company expects to continue to manufacture these products at this location for the foreseeable future.
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
The Company manufactures all of the proprietary chemistry and assay cards for its InteliSwab® COVID-19 Rapid Tests in its Bethlehem, Pennsylvania facilities. The Company significantly scaled up manufacturing capacity in the United States for its InteliSwab® COVID-19 Rapid Tests and achieved manufacturing capacity targets under its 2021 contract with the U.S. DOD, in coordination with the HHS. The Company's Opus Way facility was customized to accommodate increased manufacturing capacity. Throughout 2024, the Company made progress on consolidating its manufacturing footprint by using the Opus Way facility for a more significant portion of its manufacturing and distribution needs, including re-shoring of capacity to the United States.
The Company's MICRO-PLATE and AUTO-LYTE® assays require the production of highly specific and sensitive antibodies corresponding to the analyte of interest. Substantially all the Company's antibody raw materials are provided by contract suppliers. The Company believes that it has adequate reserves of antibody supplies and that it has access to sufficient raw materials for these products.
DNAG has three long-term contract manufacturing relationships to supply virtually all of its products, including the Oragene® product line. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. The Company is actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products. All DNAG products are produced in Canada and the United States.
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
As of December 31, 2024, the Company had 501 full-time employees, which compares to 638 employees as of December 31, 2023. The decrease in employees during 2024 was the result of the need to reduce manufacturing capacity for the Company's InteliSwab® COVID-19 Rapid Test, transition away from the microbiome molecular sequencing services business and close its Belgian operations. In addition, the Company exited its risk assessment business. The Company's employees are not currently represented by a U.S. collective bargaining agreement.
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
The OraSure family of companies is committed to creating and fostering an inclusive workplace that reflects and contributes to the global communities in which it does business and the customers and partners it serves. This includes all communities impacted by its corporate presence. The Company's management team and all of its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Company's employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination. The Company strives to recruit the best people for the job regardless of gender, ethnicity or other protected trait and it is Company policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. The Company has an active "All Means You" council that strives to drive inclusion and belonging within the workplace. OraSure believes a variety of perspectives are critical to achieving success, and that inclusion and belonging are key drivers to growth-based innovation and profitability. The Company aims to create a culture where all people feel valued, supported, and inspired to be themselves authentically and fearlessly. The Company believes that when all voices are heard, it honors and exemplifies its core values and best serves its communities.

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
The Company's Oragene® and ORAcollect® collection systems compete against other types of collection devices used for molecular testing, such as blood collection devices and buccal swabs, which often are sold for prices lower than the prices charged for the Oragene® and ORAcollect® products. Although the Company believes the Oragene® and ORAcollect® devices offer a number of advantages over these other products, the availability of lower price competitive devices can result in lost sales and degradation in pricing and profit margin. The Company's Oragene® and ORAcollect® products are also facing increasing competition from similarly designed collection systems which have entered the market.
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
The Company has patents throughout its product lines. Its patent portfolio includes pending applications and issued patents in diagnostics and testing, sampling tools and sample preservatives. The Company's portfolio protects its innovative sampling tools, sample preservatives, and diagnostics that provide access to accurate, essential information that advances global health and well-being.
The Company has numerous foreign patents for its collection devices and technology relating to oral fluid collection, containers for oral fluids, methods to test oral fluids, and methods to control the volume of oral fluids collected and dispersed.
Sampling tools are the subject of several other patents and pending applications, including U.S. and international utility patent applications directed to a new oral fluid collection device. The international applications entered their national phase in countries throughout the world beginning in October 2023. Patents issuing from these applications are expected to expire in March 2042.
The Company has U.S. and international PCT patent applications that are directed to a new developer solution vial for use with sampling and assay devices. The international application entered its national phase in countries throughout the world in May 2023 and patents issuing from these applications are expected to expire in December 2041. One related design patent is issued in the U.S. and will expire in November 2038, and other related design patent applications are pending in the U.S., Canada, and Europe.
The Company has additional pending applications directed to new direct sample collection pads for its InteliSwab® COVID-19 Rapid Test. These applications entered their national phase in countries throughout the world in October 2023, and patents issuing from these applications will expire in December 2042. Two related design patents issued in 2022 in the

U.S. and corresponding design applications were registered in Canada, China, India, and Europe. These design patents will expire 2038 and 2039.
The Company has registered design patents for a collection funnel and corresponding plunger device in Europe, Canada China, India, and the U.S.
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
The Company holds, through its subsidiary, DNAG, nineteen granted United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation, and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. Certain patents expired in June 2023, and others will expire through November 2040.
The Company holds one granted United States patent and numerous foreign patents covering a medical device for capturing a predetermined volume of first void urine. This patent expires in April 2034. The Company has also applied for additional patents and designs, in both the United States and certain foreign countries, in novel urine collection devices.
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
The Company owns rights to trademarks and service marks that it believes are necessary to conduct its business as currently operated. In the United States, the Company owns a number of trademarks, including the OraSure®, Intercept®, Intercept i2®he, Intercept i2he®, OraQuick®, OraQuick ADVANCE®, ORASURE QUICKFLU®, SUREQUICK®, Q.E.D.®, InteliSwab®, Oragene®, DNA Genotek®, OMNImet®, ORAcollect®, OMNIgene®, Diversigen®, CoreBiome®, Boostershot®, MetaGene®, Benchmark®, Novosanis®, Colli-Pee®, UCM®, UAS™, THINK OUTSIDE THE CUP®, AUTO-LYTE®, prepIT®, and HEMAgene® trademarks. The Company also licenses the SHERLOCK™ mark from The Broad Institute, Inc. The Company also owns many of these marks and others in several foreign countries and it is pursuing registration of several other trademarks.
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
Some of the Company's products are used for research only or for other nonclinical or non-diagnostic purposes. The Company's sample management solutions are sold to many academic and research institutions for research purposes and the Company's drugs-of-abuse products are sold to laboratories and clinics for forensic or other non-medical uses. The FDA does not currently regulate products used for these purposes, although other state and federal regulatory requirements may apply.

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
Companies that market devices are also subject to other post-market and general requirements, including product listing and establishment licenses, which help facilitate FDA inspections and other regulatory action, post-market surveillance requests, restrictions imposed on marketed products, promotional standards and requirements for recordkeeping and reporting of certain adverse reactions and device malfunctions. Device reporting regulations require that manufacturers report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur.
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
In February 2024, the FDA issued the Quality Management System Regulation (“QMSR”) Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the International Organization for Standardization (“ISO”), ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. The Company believes that its facilities and procedures are in material compliance with the FDA’s QSR requirements, the European Union's Quality Management Systems requirements, ISO 13485:2016, and other post-market requirements, but the regulations are subject to change or may be unclear, and the Company cannot be sure that FDA investigators will agree with the Company's compliance with the FDA’s post-market requirements.
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

The EU Medical Devices Regulation (EU) 2017/745 (the “EU MDR”) and the In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746 (the “EU IVDR”), which repealed and replaced the Medical Devices Directive 93/42/EEC (“MDD”) and the In Vitro Diagnostic Medical Devices Directive 98/79/EC (“IVDD”) respectively, govern the regulation of medical devices and in vitro diagnostic devices in the European Union (“EU”). The EU MDR and EU IVDR impose stricter pre-market and post-market requirements for the marketing and sale of medical devices and in vitro diagnostic medical devices than the previous Directives, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU IVDR became fully applicable on May 26, 2022. There is a transitional period (which was extended in July 2024) during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the EU IVDR (subject to compliance with certain requirements under the EU IVDR, including in respect of post-market surveillance); however, class A non-sterile products do not benefit from such transitional provisions and have been required to be EU IVDR compliant since May 26, 2022. The transition deadline for other classes of devices ranges between December 21, 2027 and December 31, 2029, provided certain transitional activities are performed by earlier deadlines (e.g. the manufacturer must sign a formal written agreement with a notified boy for assessment under the EU IVDR).

In the EU, products that fall under the scope of the MDR and the EU IVDR may not be placed on the EU market without a valid CE mark. Approval of a regulatory authority is not required to obtain CE certification, but, depending on the class of product, conformity assessment by a notified body may be required. Notified bodies are accredited and supervised by national regulatory authorities to conduct conformity assessment procedures of medical devices or other products. The conformity assessment procedure for medical devices and in vitro diagnostic devices is to assess whether the device is compliant with the general safety and performance requirements set forth in the EU MDR or EU IVDR (as applicable), and includes an examination of the product’s technical dossier and the manufacturer’s quality system. ISO certification of the quality system in accordance with the relevant standard for medical devices or in vitro diagnostic devices creates a rebuttable presumption that the product satisfies the applicable requirements of the EU MDR or EU IVDR (as applicable)

with respect to the quality management system. Compliance with these general safety and performance requirements allows the Company to complete the applicable conformity assessment procedure, involving a notified body where necessary, and to affix the CE mark to its products, without which they may not be placed on the market in the EU. The Company also notes that from January 1, 2021, the United Kingdom (“UK”) has introduced a UK-specific route to market for medical devices. Compliance with these requirements may add further complexities to the Company's international strategy.
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
The Company has obtained WHO pre-qualification for its OraQuick® HIV-1/2 Antibody Test, OraQuick® HIV Self-Test, OraQuick® HCV Rapid Antibody Test, and OraQuick® HCV Self-Test.
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
•The Company expects to face increasing competition from other providers of diagnostic tests, and sample collection products.
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
•The Company is subject to risks related to government funding and customer ordering.
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
The genomics market has been the largest component of the Company's overall sample management solutions business for some time and the major drivers of this market have been the consumer genomics segment, which offers products and services to consumers to provide them with personalized health and genealogical information, and the disease risk management segment which offers genetic testing through physicians for a variety of applications including prenatal testing, risk screening and pharmacogenomics. The ancestry portion of the consumer genomics market may be maturing and the Company's sales to customers with offerings in this market have been volatile. The Company's genomics revenues have also been volatile due to changes in promotional strategies and purchasing patterns by certain customers which serve the consumer ancestry and genetic testing market and cost cutting and de-stocking efforts at some of the Company's disease risk management customers. These trends in the ancestry testing market may continue and revenues in this market may continue to be volatile.

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
The Company's Future Success Depends Upon Market Acceptance of its Existing and Future Products and Service Offerings.
The Company's future success will depend, in part, on the market acceptance, and the timing of such acceptance, of products such as InteliSwab®, OraQuick® HIV Self-Test, OraQuick® Ebola test and OMNIgene® • GUT product offerings, and other new products or technologies that may be developed or acquired. In addition, the Company's future revenues will depend on market acceptance of new uses for the Company's saliva collection products, and the Company's new service offerings, such as Syphilis Health Check® and OraQuick® HCV Self-Test. To commercially market new uses of the Company's products and to achieve market acceptance, it will likely be required to undertake clinical studies to validate the new uses for its products and spend significant funds to complete product development and clinical studies and then undertake substantial marketing efforts to inform potential customers and the public of the existence and perceived benefits of these products and services. In addition, governmental funding may be needed to help complete development, obtain required regulatory approvals, clearances or EUAs and create market acceptance and expand the use of these products and services.
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
The Company Expects Revenue Levels From its InteliSwab® COVID-19 Rapid Test to Continue to Decline.

The Company experienced a significant decline in revenues from InteliSwab® COVID-19 Rapid Test sales in 2024 and expects revenues to continue to decline in 2025. The Company has seen a reduction in the prevalence of COVID-19 since the height of the pandemic, particularly following the expiration of the public health emergency declarations related to COVID-19 in mid-2023. The Company's revenues relating to the Company's COVID-19 testing products have declined, and it expects they will continue to decline in the future if the prevalence of COVID-19 remains low. Further, if the COVID-19 pandemic becomes a seasonal virus or experiences fluctuations in prevalence, the Company could experience fluctuations in its revenues associated with its InteliSwab® COVID-19 Rapid Tests. While there is still limited demand for COVID-19 testing products, there is no guarantee that current or anticipated demand will continue, or if demand does continue, that the Company will be able to produce its InteliSwab® COVID-19 Rapid Test in quantities to meet the demand. A significant decline in demand for the InteliSwab® COVID-19 Rapid Test without a corresponding increase in the Company's other businesses could have a material, adverse effect on the Company's results of operations, cash flow and financial position.

Marketing of the Company's COVID-19 Tests and Collection Kits Under EUAs from the FDA Is Subject To Certain Limitations and the Company Is Required To Maintain Compliance with the Terms of the EUA, Among Other Things, and the Continuance of the EUAs Is Subject To Government Discretion.
In early 2020, the HHS issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the FDCA, because HHS has issued this declaration, the FDA Commissioner is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.
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
As with other FDA-regulated products, issues could emerge during the course of the marketing and use of the Company's products under an EUA that could impact the Company's ability to continue the sale and distribution of these products (for example, compliance or product performance issues). The applicable EUAs remain effective only until the HHS declaration is terminated or revoked, and the FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety. If that were to occur, then in order to market the Company's diagnostic products or collection kits for the purpose of detecting COVID-19 the Company would be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations for device manufacturers, including the QSR under 21 CFR Part 820. It is possible that the Company may not be able to obtain those clearances or approvals in a timely manner, or at all, and that one or more of OraSure's competitors may obtain the necessary clearances or approvals for their products before the Company does.
If Acceptance and Adoption of Oral Fluid Testing and Collection Products Does Not Continue, the Company's Future Results May Suffer.
The Company has made significant progress in gaining acceptance of oral fluid testing products, particularly for HIV testing in the public health, hospital, insurance and other markets. However, the degree of acceptance for these products is uncertain, and one or more markets may resist the adoption of oral fluid products as a replacement for other testing or collection methods in use today. As a result, there can be no assurance that the Company will be able to expand the use of its oral fluid testing products in these or other markets.
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
The Company Expects to Face Increasing Competition From Other Providers of Diagnostic Tests and Sample Collection Products.
The Company's rapid point-of-care tests compete with other point-of-care products made by the Company's competitors. This competition is particularly evident with respect to the Company's OraQuick ADVANCE® HIV-1/2 test and the Company's HIV Self-Test outside of the United States. The Oragene® product line sold by the Company's subsidiary, DNAG, competes against other sample management solutions, such as blood collection kits and buccal swabs and will likely face additional competition from collection devices similar in design and operation to the Company's Oragene® and ORAcollect® products. Additionally, there are a number of products for the detection of antigen to SARS-CoV-2 that compete with the Company's InteliSwab® COVID-19 diagnostic test.
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
The sales cycles for certain of the Company's products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of the Company's products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years the Company's OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. The Company's OraQuick® HCV test has been purchased by customers who receive government funding, and the Company believes increased funding from government agencies will be required to substantially increase the volume of HCV testing, especially in the public health market. There can be no assurance that purchases or funding from these agencies will occur or continue. In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. For example, the National Institutes of Health (“NIH”) announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken. Further, our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies. In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. As a result, the Company may expend considerable resources on unsuccessful sales efforts or it may not be able to complete transactions at all or on a schedule and in an amount consistent with its objectives or previous order patterns.
The Company's Inability To Expand International Sales Could Adversely Affect its Business and Results of Operations.
One of the Company's strategic priorities is to substantially expand its product sales internationally. An opportunity to accomplish this objective is with the sale of the Company's OraQuick® HIV Self-Test in support of large self-testing programs in certain African countries and elsewhere. The Company's OraQuick® HIV Self-Test is also currently available in six European countries: United Kingdom, Germany, France, Italy, Spain and Portugal. The Company is also working to expand international sales of its professional HIV and HCV products and its sample management solutions.
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
The Company's International Presence May Increase Its Risks and Expose Its Business to Regulatory, Cultural or Other Restraints.
The Company seeks to increase revenue derived from international sales of its products. Its international sales accounted for $13.9 million, or 7% of consolidated revenues in 2024, $14.6 million, or 4% of consolidated revenues in 2023, and $19.1 million, or 5% of consolidated net revenues in 2022. In addition, the Company's subsidiary DNAG, which accounted for $52.5 million or 28% of consolidated net revenues in 2024, is operated in Canada. The Company has previously acquired foreign companies and it may acquire other foreign companies as part of its business development efforts.
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

•Trade protection measures, additional trade sanctions and import/export licensing requirements, and tariffs;
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
•Exposure to infectious disease and epidemics, including the effects of the COVID-19 outbreak on the Company's business operations and on the business operations of the Company's customers and suppliers;
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
In addition, the Company has contracted with a third party in Thailand for the manufacture of a portion of the Company's OraQuick® HIV tests and certain DNAG products are produced in Canada. The Company may enter into agreements to manufacture these or other products in additional foreign countries as well. However, economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of the Company's products in countries other than the United States. Interruption of the supply of the Company's products could reduce revenues or cause it to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing the Company's products in foreign countries. In addition, the COVID-19 pandemic resulted in, and potential future pandemics or other public health emergencies may in the future result in, increased government-imposed travel restrictions and extended shutdowns of certain businesses in the affected locations as well as logistics delays due to the global logistical crisis from such pandemic or other health emergency. Future governmental responses to public health crises, including pandemics and epidemics could result in social, economic and labor instability of foreign countries, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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
In September 2022, the Company entered into an $8.6 million contract with BARDA to develop a second generation Ebola test on the OraQuick® testing platform, which was subsequently modified in September 2023 to add an additional $6.8 in funding to be used to obtain the appropriate regulatory approvals. Also in September, 2022, the Company was selected to provide its OraQuick® In-Home HIV tests in support of the CDC "Together Take me Home," HIV self-test program. Under the program, the CDC is expected to provide $41.5 million over a five-year period to support community testing. During the third quarter of 2022, the Company entered into a contract with the Defense Logistics Agency ("DLA") for the second procurement of the Company's InteliSwab® COVID-19 Rapid Test for OTC use. During the same quarter, the Company entered into a contract with the BARDA to provide it with up to $13.6 million in funding to obtain an FDA 510(k) clearance and CLIA waiver for the Company's InteliSwab® test. The Company continued development work and analytical testing on this test throughout 2023. However, in early 2024, the Company has communicated to BARDA that it does not intend to pursue further development of this product. In September 2021, the Company entered into a contract with the U.S. DOD in coordination with the HHS for $109 million in funding to build additional manufacturing capacity in the United States for the Company's InteliSwab® test.
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

In February 2024, the FDA issued the Quality Management System Regulation (QMSR) Final Rule to amend the QSR, incorporating by reference the international standard for medical device quality management systems set by the

International Organization for Standardization (ISO), ISO 13485:2016. The rule will become effective on February 2, 2026. Until then, manufacturers are required to comply with the QSR. We believe that our facilities and procedures are in material compliance with the FDA’s QSR requirements, the European Union’s Quality Management Systems requirements, ISO 13485:2016, but the regulations are subject to change or may be unclear, and we cannot be sure that FDA investigators will agree with our compliance with the FDA’s post-market requirements.
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
The availability and price of these materials, parts, products and services are affected by a variety of factors beyond the Company's control, including the willingness of suppliers to sell into the medical device industry, changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, liability concerns, climate change (including new and existing laws and regulations to address climate change), competition, import duties, tariffs, currency exchange rates, inflationary pressures and political uncertainty around the world. Recently, the United States and certain other countries from which we import materials have imposed or signaled a willingness to impose tariffs on goods coming into the United States and elsewhere. While we cannot be certain how this will impact our supply chain, the Company's suppliers often pass some of their cost increases on to it, and if such increased costs are sustained or increase further, its suppliers may pass further cost increases on to it. In addition, transportation costs have generally increased and may further increase if crude oil prices increase. The Company's transportation and service providers are typically able to pass any significant increases in oil prices on to it. The Company's costs may also be impacted by laws to increase minimum wages, including the potential increase to the federal minimum wage in the United States that has been recently proposed by the current administration.
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
In recent years, the global supply chain has experienced significant disruptions, resulting in shortages of labor and equipment. These conditions, if not mitigated or remedied in a timely manner, could delay or preclude delivery of raw materials needed to manufacture the Company's products or delivery of the Company's products to customers, particularly in international markets. This in turn could have an adverse impact on the Company's business, financial condition, results of operations or cash flows.
Certain of the Company's Products Depend on Components From a Sole-Source Supplier, the Loss of Which Would Cause the Company to be Unable to Deliver Such Products.

The Company currently purchases certain critical components of its products from sole supply sources or other third-party suppliers. For example, the biological antigens and antibodies, nitrocellulose and certain other components required to make the Company's OraQuick® HIV, HCV and Ebola products are currently purchased from sole-source suppliers. The Company has contracted with third parties in Thailand for parts of the assembly of OraQuick® HIV device and the OraQuick® HIV Self-Test in order to supply certain international markets. In addition, the Company's subsidiary, DNAG, uses third-party manufacturers to supply certain products, including its Colli-Pee®, Oragene® and ORAcollect® lines of collection kits.
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
Additionally, potential future pandemics or other public health emergencies may, in the future, disrupt the normal operations of the Company's third-party suppliers. Furthermore, the Company's third-party suppliers may not have the personnel, raw materials, capacity or capability to manufacture its products according to its schedule and specifications. To the extent any such production and distribution interruption or closures occur and continue for an extended period of time, the impact on the Company's supply chain could have a material adverse effect on its results of operations. If the Company's third-party suppliers are unable or unwilling to supply or manufacture a required component or product or if they make changes to a component, product or manufacturing process or do not supply materials meeting the Company's specifications, it may need to find another source and/or manufacturer. This could require that the Company perform additional development work and it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. The Company may also need to obtain FDA or other regulatory approvals for the use of an alternative component or for changes to its products or manufacturing process. Completing that development and obtaining such approvals could require significant time and expense and such approvals may not occur at all. The availability of critical components and products from sole supply sources or other third parties could also reduce the Company's control over pricing, quality and timely delivery. These events could either disrupt the Company's ability to manufacture and sell certain of its products into one or more markets or completely prevent it from doing so, and could increase the Company's costs. Any such event could have a material adverse effect on the Company's results of operations, cash flow and business.
The Company's U.S. Government Contracts May Affect Its Intellectual Property Rights.

Provisions in the Company's U.S. government contracts may affect its intellectual property rights. Certain of the Company's activities have been funded, and may in the future be funded, by the U.S. government, including its contracts with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose the Company's confidential information to third parties and to exercise “march-in” rights to use and allow third parties to use the Company's patented technology. The government can exercise its march-in rights if it determines that action is necessary because the Company fails to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, government-funded inventions must be reported to the government, government funding must be disclosed in any resulting patent applications, and the Company's rights in such inventions may be subject to certain requirements to manufacture products in the United States. In late 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that would be voluntary for federal government agencies to follow when deciding whether to exercise march-in rights and which for the first time includes the price of a product as a factor a federal government agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether the federal government will actually exercise such march-in rights in connection with medical products or whether any such exercise will be subject to judicial review or challenge.
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

Successful products and services can require significant development and investment, including testing to demonstrate their performance capabilities, cost-effectiveness or other benefits prior to commercialization. Regulatory approval or clearance must be obtained before most products may be sold and additional development efforts on these products may be required before any regulatory authority will review them. As noted above, regulatory authorities may not issue such approvals, clearances or certifications or may substantially delay or condition such action. Even if a product is developed and all applicable regulatory approvals, clearance or certifications are obtained, there may be little or no market for the product and entry into or development of new markets for the Company's products and services may require an investment of substantial resources, such as new employees, offices and manufacturing facilities. Moreover, the Company may spend a significant amount of money on manufacturing facilities, advertising or other activities and fail to develop a market for the product or service. Other factors that could affect the success of the Company's efforts include its ability to manufacture products in a cost-effective manner and whether it can obtain necessary intellectual property rights and protection in the markets where the product or service is sold.
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
Customer Concentration Creates Risk for the Company's Business.
One of the Company's customers accounted for approximately 24% of its net consolidated revenues for the year ended December 31, 2024. Certain parts of the Company's business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such a large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing the Company's products, or if it experiences difficulty in meeting the high demand by these larger customers for its products, the Company's revenues and results of operations could be adversely affected.

The Company is Subject to Risks Related to Government Funding and Customer Ordering.

A portion of our revenues is derived from sales to customers that rely on funding from the U.S. government, including federal agencies, state programs, and entities receiving grants and contracts from the HHS, the U.S. Agency for International Development (“USAID”), the Centers for Disease Control and Prevention (“CDC”), and other government programs. Any reduction, delay, or uncertainty in the availability of such funding could adversely affect the purchasing patterns of these customers, impacting our business, financial condition, and results of operations.

In recent months, the U.S. government has implemented funding freezes and delays that have directly affected healthcare and life sciences procurement. For example, on January 22, 2025, the Office of Management and Budget (“OMB”) issued a directive halting the disbursement of certain federal funds, pending review of budgetary priorities. Similarly, on February 10, 2025, the U.S. Department of State and USAID announced a 90-day suspension of new foreign assistance obligations, affecting global health initiatives and domestic procurement of essential healthcare supplies.

Customers that rely on these funding sources may reduce, delay, or cancel orders for our products and services, particularly during periods of political uncertainty. If our customers experience prolonged funding uncertainty or reductions in available government funds, we could face disruptions in our revenue streams, increased inventory costs due to unpredictable ordering patterns, and potential declines in profitability. While we actively monitor legislative and regulatory developments, we cannot predict the outcome of government policy shifts that may impact our customers’ ability to procure our products.
Acquisitions or Investments May Not Generate the Expected Benefits and Could Disrupt the Company's Ongoing Business, Distract Its Management, Increase Its Expenses and Adversely Affect Its Business.
Since the beginning of 2019, the Company has acquired or made investments in several companies through which it has gained access to new technologies, products and services which are complementary to its existing business and aligned with its long-term business strategy. For example, in January 2024, the Company announced its investment and entry into wide ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), and in December 2024, the Company acquired Sherlock Biosciences, Inc. ("Sherlock"), expanding the Company's product pipeline with the addition of

Sherlock's molecular diagnostics platform. The Company will likely continue to pursue strategic acquisitions or investments as a way to expand its business. These activities, and their impact on the Company's business, are subject to many risks, including the following:
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
We May Fail to Realize the Anticipated Benefits of the Acquisition of Sherlock.
The success of the acquisition of Sherlock will depend on, among other things, our ability to combine our business with Sherlock in a manner that allows us to achieve developmental and operational synergies. The integration process could result in the loss of key employees, the disruption of our ongoing business or the ongoing business of Sherlock, or inconsistencies in standards, controls, procedures, or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management's attention from our core business and other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our common stock. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected.
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
Many of the Company's sample management solutions are sold to researchers at academic institutions, pharmaceutical and biotechnology companies, government laboratories and private foundations. Many research customers are dependent for their funding on grants from U.S. governmental agencies such as the NIH and agencies in other countries to pay for the products and services they purchase. These research customers also purchase the Company's single order fulfillment services.

Government funding is subject to the political process, which is inherently fluid and unpredictable. Under the Trump administration, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. Indirect costs represented more than 25% of total grant dollars awarded by the NIH in 2023. Our research customers may face increased financial pressure due to this change or any future caps on indirect costs. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken. Further, our revenue may be adversely affected if our research customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies, such as the NIH.
The Company has also received government funding for certain research and development projects, including, most recently, through the Rapid Response Partnership Vehicle ("RRVP") for the development of a Marburg Virus Disease ("MVD") rapid antigen test. The level of available government grants or funding in the U.S. and elsewhere is unpredictable and may be affected by various factors including economic conditions, legislative and regulatory developments, political changes, civil unrest and changing priorities for research and development activities. Further, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to government agencies in the U.S. and other countries that fund life sciences research and development activities. Any reduction or delay in government or other funding as a result of legislative or regulatory changes or other factors, could cause the Company's customers to delay, reduce or forego purchases of its products and services.
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
For a variety of reasons, the Company may decide not to file for patent, copyright or trademark protection outside of the U.S. The Company's trade secrets could become known through other unforeseen means. The absence of patent protection in certain parts of the Company's business may make it more difficult to protect its intellectual property. In addition, the Company's competitors may independently develop similar or alternative technologies or products that are equal or superior to its technology.
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
From time to time, the Company has sought, and may in the future seek, to enforce its patents or other intellectual property rights through litigation. In addition, there are a large number of patents and patent applications in the Company's product and service areas, and additional patents may be issued to third parties relating to its product and service areas. The Company, its customers or its suppliers may be sued for infringement of patents or misappropriation of other intellectual property rights with respect to one or more of its products or services. Litigation in the Company's industry regarding patent and other intellectual property rights is prevalent and is expected to continue. The Company may also have disputes with parties that license patents to it if the Company believes the license is no longer needed for its products or services or the licensed patents are no longer valid or enforceable.
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
The Company may also become involved in other types of disputes regarding intellectual property rights, including state, federal or foreign court litigation, and patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office as well. Under federal law, various forms of post issuance patent review proceedings have been authorized, including inter-parties review processes. These proceedings permit certain persons to challenge the validity of a patent on the grounds that it was known from the prior art. As a result of such proceedings several of the Company's patents have been successfully challenged. The filing of such proceedings, or the issuance of an adverse decision in such proceedings, could result in the loss of valuable patent rights that could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects. For more information, see Item 3. Legal Proceedings.
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

All in vitro diagnostic products that are to be sold in the EU must bear the CE mark indicating conformance with the requirements of the relevant EU in vitro diagnostic medical devices legislation. The EU IVDR became applicable on May 26, 2022 and repealed the previous IVDD. There is a transitional period during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the EU IVDR, subject to compliance with certain requirements under the EU IVDR (see the section titled "Governmental Regulation - International" for further Information). The Company has obtained the CE mark for several of its existing products under the IVDD. It also intends to apply for CE marks for certain of its future products and is not aware of any material reason why it would be unable to obtain those marks. However, there can be no assurance that compliance with all provisions of the EU IVDR will be demonstrated and the CE mark will be obtained or maintained for all products that the Company desires to sell in the EU. The failure to obtain or maintain the CE mark for one or more of the Company's products could lead to the termination of strategic alliances and agreements for sales of those products in the EU and mean that the Company is unable to sell such products in the EU.
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
In addition, from time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance and policies are often revised or reinterpreted by the FDA in ways that may significantly affect the manner in which our products are regulated and marketed. The Company cannot predict the effect, if any, that these changes might have on its business, financial condition or results of operations.
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

Failure to Comply With Data Protection Requirements or Privacy Laws Could Increase the Company's Costs.

The Company is subject to European data protection regulations where it collects and uses personal data related to Europe. This includes the EU General Data Protection Regulation (“EU GDPR”) as well as other national data protection legislation in force in relevant European Economic Area (“EEA”) member states, and the EU GDPR in such form as incorporated into the laws of the UK ("UK GDPR", together with EU GDPR, "GDPR"), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data: (i) regarding individuals in the EEA; and/or (ii) carried out in the context of the activities of the Company's establishment in any EEA member state. Failure to comply with the GDPR, and any supplemental European Economic Area (“EEA”) country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data the Company collects, may result in fines and other administrative penalties, including fines of up to the greater of 4% of worldwide turnover and €20 million (or £17.5 million in the UK). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR imposes several mandatory requirements on companies that process personal data, including requirements relating to the processing of special category personal data (such as health sensitive data), ensuring a legal basis or condition applies to the processing of personal data, which may include obtaining the consent of the individuals to whom the personal data relates, providing notice to individuals about personal data processing activities, having data processing agreements with third parties who process personal data, notification of personal data breaches to data protection authorities and individuals, and the implementing of safeguards to protect the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, or the EU-US Data Privacy Framework) applies. Any inability to transfer personal data from the EEA to the United States in compliance with data protection laws may impede the Company's ability to conduct trials and may adversely affect its business and financial position. Complying with the enhanced obligations imposed by the GDPR imposes additional obligations and risk upon the Company's business, and may result in significant costs to its business and require it to amend certain of its business practices. Further, the Company has no assurances that violations will not occur, particularly given the complexity of the GDPR.

In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and is constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates (individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity). Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

The Company is also subject to the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain uses of sensitive personal information, including health information. It also provides for civil penalties for violations and allows for a private right of action for data breaches that is expected to increase data breach litigation. The law also created a new state regulatory agency that was vested with authority to implement and enforce the CCPA. Failure to comply with the CCPA or other data processing or security laws, or any changes in these laws, could adversely impact the Company's business and its business plans. Similar laws have been passed and proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which went into effect in March 2024.

In addition to privacy and data security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy and data security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, and we may publish marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy and data security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such as email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act (the “TCPA”) imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using automatic telephone dialing systems, or artificial or prerecorded voice to consumers, and provides consumers with private rights of action for violations. The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with potential customers and reduce the effectiveness of our marketing programs. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an automatic telephone dialing system. Various state law equivalents of the TCPA may also provide for monetary damages in amounts greater than those provided for under the TCPA. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. If in the future we are found to have violated the TCPA, or a state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA or other state law damages could have a material adverse effect on our results of operations and financial condition.

The Use of New And Evolving Technologies, Such As Artificial Intelligence (“AI”), In Our Offerings May Present Risks And Challenges That Can Impact Our Business Including by Posing Security Risks to Our Confidential Information, Proprietary Information, and Personal Data.

We may build and integrate AI into our business practices, and the evolving nature of AI technologies and the surrounding legal and regulatory environment presents risks and uncertainties that could affect our business. The use of AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in the U.S., a number of states have proposed and passed laws regulating various uses of AI. In Europe, the EU’s Artificial Intelligence Act (“AI Act”) — which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026 — imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by these laws and regulations, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Even in the absence of dedicate AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
In mid-2010, the FDA announced that it would begin regulating LDTs, including laboratory developed molecular tests, and in October 2014 issued proposed guidance on the regulation of LDTs for public comment. On January 13, 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. The FDA worked with regulatory advocacy groups to bring forward legislative approaches specifically for in vitro diagnostic tests including LDTs. For example, in 2021, the Verifying Accurate, Leading-edge, IVCT Development ("VALID") Act was introduced to Congress and provided a framework to change IVDs and LDTs to in vitro clinical tests ("IVCTs"). The proposed regulation would give the FDA oversight of LDTs once it becomes law. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. Subsequently, the VALID Act was introduced to Congress again in March 2023.

On April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plan to end enforcement discretion for many LDTs in five stages over a four-year period.

•In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device reporting, correction/removal reporting, and certain quality systems complaint handling requirements.
•In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., establishment registration and device listing, labeling, investigational use requirements), except for remaining quality systems requirements and premarket review requirements.
•In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining quality systems requirements.
•In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to FDA's premarket approval (PMA) requirement).
•In Phase 5 (effective May 6, 2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low- risk tests (i.e., tests subject to de novo classification or the 510(k) requirement).

On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit challenging the FDA's authority to regulate LDTs as medical devices under the FDCA. Subsequently, on August 19, 2024, the Association for Molecular Pathology filed a lawsuit similarly challenging FDA's final rule on LDTs. The outcomes of these lawsuits is uncertain at this time.
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
The Company's International Sales Create Potential Exposure Under Anti-Corruption Laws.
The Company has a policy in place prohibiting its employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the FCPA and similar foreign laws. In 2024, approximately $13.9 million of the Company's consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject the Company to the FCPA, the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. The Company has operations, enters into agreements with third parties, and makes sales in countries known to experience corruption. Further international expansion, including the acquisition of foreign entities, may create increased exposure to such practices. The Company's activities in these countries creates the risk of unauthorized payments or offers of payments by one of the Company's employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to the Company's control. It is the Company's policy to implement safeguards to discourage these practices by its employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of its distributors. However, the Company's existing safeguards and any future improvements may not prove to be effective, and its employees, consultants, sales agents or distributors may engage in conduct for which the Company might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and the Company may be subject to other liabilities, which could negatively affect its reputation, business, results of operations and financial condition.
Risks Relating to the Economy, the Company's Financial Results, Investments, and Need for Financing
The Company Has Experienced Losses in the Past and May Not Be Able to Again Achieve and Maintain Profitable Operations.
The Company has experienced annual net losses during the five years prior to 2015, between 2020 through 2022 and again recorded net losses for the year ended December 31, 2024. In addition, as of December 31, 2024, the Company had an accumulated deficit of $103.4 million. Even though the Company achieved profitability in 2015 through 2019 and in 2023, there can be no assurance that it will be able to achieve or sustain profitability in the future.
The Company's ability to achieve and continue profitable operations in the future will be dependent upon a number of factors including, without limitation, the following:
•The Company's ability to continue growing sales of its sample management solutions and related genomic and microbiome laboratory services;
•The Company's ability to successfully commercialize its products in the United States and internationally;
•Changes in the markets in which the Company operates;
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
•The Company's ability to realize revenues and other anticipated benefits from its acquisitions and strategic transactions;
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
•Changes in economic conditions in domestic or international markets, such as economic downturns, reduced demand, inflation, currency fluctuations and tariffs;
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
Inflation rates, particularly in the United States, increased in recent years and continue to be subject to volatility. Increased inflation may result in decreased demand for the Company's products and services, increased operating costs (including the Company's labor costs), reduced liquidity, and limitations on its ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve previously raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, the Company may be unable to raise the sales prices of its products at or above the rate at which its costs increase, which could/would reduce its profit margins and have a material adverse effect on its financial results and net income. The Company may also experience lower than expected sales and potential adverse impacts on its competitive position if there is a decrease in consumer spending or a negative reaction to its pricing. A reduction in the Company's revenue would be detrimental to its profitability and financial condition and could also have an adverse impact on its future growth.

Increasing Geopolitical and Economic Risk and Tariffs Could Negatively Affect Our Ability to Maintain Sales at Existing Levels
The imposition of tariffs, non-tariff barriers, and other import and export restrictions have contributed to increased global economic uncertainty. The rise of economic nationalism could make it more difficult for us to attract new customers, retain existing customers, continue to produce and source in an optimal manner, maintain our supply chain, or maintain sales at existing levels, both in the United States and in other countries. Geopolitical and economic risks, together with trade protectionism have increased over the past few years in many regions of the world, including in the United States. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects.
An Impairment of Goodwill and Intangible Assets Could Reduce the Company's Earnings.
At December 31, 2024, the Company's consolidated balance sheet reflected approximately $40.3 million of goodwill and approximately $17.4 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles (“U.S. GAAP”) require the Company to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment review often cannot be done at the level of the individual asset and it must instead be applied to a group of assets. For the purpose of the Company's annual goodwill impairment testing based on the current circumstances of how the Company manages or business, this group of assets is the Company as a whole. If the Company determines that any of its goodwill or intangible assets were impaired, it will be required to take an immediate charge to earnings and its results of operations could be adversely affected. The Company recognized a pre-tax impairment charge of $8.5 million related to intangible assets during the year ended December 31, 2023, which is reported in loss on impairments in the Company's consolidated statement of operations.
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
The Company's stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for the Company's Common Stock:
•The performance of the Company's business, including its efforts to increase sales of OraQuick® HIV, HCV and sample management solutions and its OraQuick® In-Home HIV test and HIV Self-Test;
•Future announcements concerning the Company and its products or services, including with respect to significant acquisitions, strategic collaborations and joint ventures;
•Ability to achieve the expected benefits, enhanced revenue growth and synergies from strategic acquisitions, including the Company's recent acquisition of Sherlock;
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
If the Company's products fail to perform in accordance with the applicable label claims or otherwise in accordance with the expectations or needs of its customers, customers may switch to a competing product or otherwise stop using the Company's products, and the Company's revenues could be adversely affected. Under such circumstances, the Company may be required to implement shipment holds or product recalls and incur warranty obligations, which would increase its costs.. In addition, poor performance by one or more of the Company's products and publicity surrounding such performance could have an adverse effect on the Company's reputation, its continuing ability to sell products and the prevailing market price of its Common Stock.
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
Ensuring that the Company has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Company is required to comply with the requirements of the Sarbanes-Oxley Act of 2002, or SOX, which requires that it maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, the Company must perform system and process evaluation, document its controls and perform testing of its key controls over financial reporting to allow management and its independent public accounting firm to report on the effectiveness of its internal control over financial reporting, as required by Section 404 of SOX. The Company's testing, or the subsequent testing by its independent public accounting firm, may reveal deficiencies in its internal control over financial reporting that are deemed to be material weaknesses. For instance, management identified a material weakness in the Company's internal control over financial reporting related to customer pricing in the revenue recognition process and concluded that its disclosure controls and procedures were not effective due to the existence of the material weakness as of September 30, 2023, which has since been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
The Company relies heavily on enterprise resource planning and other complex information technology systems across its operations and on the internet, including for management of inventory, purchase orders, invoices, shipping, revenue and expense accounting, online business, consumer call support, and various other processes and transactions. The Company's ability to effectively manage its business, coordinate the production, distribution and sale of its products, process and analyze specimens in its laboratories, respond to customer inquiries, and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems and the internet.
The failure of any of the foregoing systems to operate effectively, problems with transitioning to upgraded or replacement systems, or disruptions in the operation of the internet, could cause delays in product sales and reduced efficiency of the Company's operations. Significant expenditures could be required to remediate any such problem.
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

Cyber-attacks and other cybersecurity incidents such as ransomware, phishing, and social engineering attacks could result in unauthorized access to the Company's computer systems or its third-party IT service providers' systems and, if successful, misappropriate personal, sensitive, or confidential information. As previously disclosed, the Company has in the past and may in the future experience cybersecurity incidents. If successful, these attacks could lead to service interruptions, extortion, theft of confidential, personal or proprietary information, the compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of the Company's systems could adversely affect its business operations and/or result in the loss or compromise of personal, sensitive, or confidential information or intellectual property. The Company maintains cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of the Company's systems.

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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken in receivership by the Federal Deposit Insurance Corporation. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future.
Although the Company does not maintain any deposit accounts, credit agreements or letters of credit with any financial institution currently in receivership, it is unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company's ability to access its existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of these financial institutions or the high market volatility and instability of the banking sector could have on economic activity and the Company's business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact the Company's business, financial condition and results of operations.

Economic Volatility and Disruption Resulting from the COVID-19 Pandemic and any Future Pandemic and Health Crises Could Adversely Affect the Company’s Business, Financial Performance, Results of Operations, Cash Flow and Financial Condition or Those of Its Customers and Suppliers.

Global and U.S. markets and economies have experienced extreme volatility and disruption following the COVID-19 pandemic. Volatile economic conditions may occur again or continue in the future. Impacts of the COVID-19 pandemic that the Company has or may experience in the future include, but are not limited to:
•a slowdown or stoppage in the supply chain of the raw materials and components used to manufacture its products;
•interruptions or delays in domestic and/or international shipment of its products to its distributors and customers;
•interruptions in normal operations of certain end-use customers that could result in reductions in demand for its products;
•disruptions to the Company’s operations, including a shutdown of its facilities or product lines; restrictions on its operations and sales, marketing and distribution efforts; and interruptions to its research and development, manufacturing, clinical/regulatory and other important business activities;
•shutdown or interruption of the Company’s manufacturing facilities due to contamination and costs incurred to clean and disinfect a facility following contamination;
•inefficiencies and increased costs in the Company’s production and shipping processes due to premium pay for manufacturing and certain other employees as well as social distancing and personal protective equipment requirements;
•limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•an increase in exposure to credit losses for customers adversely affected by the COVID-19 pandemic and any future health crises; and
•an increase in regulatory restrictions or continued market volatility could hinder the Company’s ability to execute strategic business activities, including acquisitions.

These conditions could adversely affect the Company’s financial performance and condition or those of its customers and suppliers. These circumstances could also adversely affect the Company’s access to liquidity needed to conduct or expand its business or conduct future acquisitions or make other discretionary investments. Many of the Company’s customers rely on public funding provided by federal, state and local governments, and this funding has been and may continue to be reduced or deferred as a result of economic conditions or other factors. These circumstances may adversely impact the Company’s customers and suppliers, which, in turn, could adversely affect their ability to purchase and/or distribute the Company’s products or supply it with necessary equipment, raw materials or components. Any or all of these effects would have an adverse effect on the Company’s operations, business, financial condition and results of operations.
Terrorist Attacks, Natural Disasters, Public Health Crises, Political Unrest or Other Catastrophic Events Outside of the Company's Control May Adversely Affect Its Business.
Terrorist attacks, natural disasters, including disasters attributable to climate change impacts, public health crises, political unrest or other catastrophic events outside of the Company's control, including pandemics, and subsequent governmental responses to these events, could cause economic instability. These actions could adversely affect economic conditions both within and outside the United States and reduce demand for the Company's products. For example, the COVID-19 pandemic has caused disruptions in local, regional, national and global markets and economies, including the United States. These events disrupted the Company's normal operation and the operations of its customers and suppliers.
In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, or escalation in conflict between Russia and Ukraine or the Israel-Hamas war, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on the Company's business or ability to access the capital markets. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Such sanctions could damage or disrupt international commerce and the global economy. The Company cannot predict the broader or longer-term consequences of the conflict in Ukraine or Israel, or of the sanctions imposed to date, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict in Ukraine or Israel could exacerbate supply chain challenges, lead to an increase in cyberattacks, affect the global price and availability of key commodities, reduce the Company’s sales and earnings or otherwise have an adverse effect on its business and results of operations.
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
The Increasing Prevalence of AI-based Software Presents New Risks and Could Adversely Affect Our Business and Reputation.
AI-based software and software making use of AI functionality, which the Company uses in certain parts of its business, is increasingly being used in the healthcare industry, such as for research, marketing, and commercialization, and we expect to use technology that uses AI in the future. As with many developing technologies, AI-based software presents risks and challenges. For example, algorithms may be flawed; data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. If the analyses that AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. Since the use of AI is subject to new or evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
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
None.
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

We take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor’s programs. Where our risk-based evaluation indicates the need, we use a third-party tool to assess the degree of risk posed by the vendor and use a vendor security questionnaire as part of our assessment of third-parties.

We have been subject to cybersecurity incidents in the past, including the publicly disclosed April 2024 security incident. We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected our operations, financial systems, or financial condition. However, there is no guarantee that past security incidents and any future incidents will not have a material impact on our operations, financial systems, or financial condition in the future. For more information, see Item 1A. Risk Factors.

Governance Related to Cybersecurity Risks

Our vice president of information technology (“VP of IT”) is responsible for the strategic leadership and direction of the Company’s information security management system. Our VP of IT has 25 years experience managing IT teams, including 10 years managing IT security teams. Led by the VP of IT, along with our Director of IT Security, the IT leadership team reviews the Company’s cybersecurity objectives at least annually, and more frequently as needed, and takes steps to further the suitability and effectiveness of the Company’s information security program. The output from these reviews are reported periodically to senior management. We have also established a cybersecurity management committee comprised of IT, communications, finance, legal and product personnel.

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
ITEM 2.    Properties.
We own a 31,700 square foot facility that houses our primary corporate office, our sales and marketing, research and development, human resources, and regulatory and quality offices. We also own a 48,000 square foot facility and a 33,500 square foot facility which are used for manufacturing activities. We lease a 23,000 square foot storage facility as well as an additional 139,000 square foot manufacturing facility. Each of these facilities is located in Bethlehem, Pennsylvania. Our subsidiary, DNAG, also leases a 36,000 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, manufacturing, distribution, research and development, and regulatory and quality operations. Our subsidiary, Sherlock, leases various facilities in the United Kingdom totaling approximately 37,600 square feet, as well as outside Boston, Massachusetts, totaling approximately 5,000 square feet. These facilities house its corporate offices, production, and research and development activities. Our other subsidiary, Diversigen, also leases facilities for its remaining operations. Novosanis's facility lease terminated on December 31, 2024.
The Company believes that the facilities described above are adequate for its current requirements.
ITEM 3.    Legal Proceedings.

Discussion of legal matters is incorporated by reference from Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures.
Not Applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company's Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “OSUR”. On February 24, 2025, there were 253 holders of record and approximately 22,476 holders in street name of the Company's Common Stock, and the closing price of its Common Stock was $3.99 per share.
Dividends
The Company has never paid any cash dividends and its Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.
Purchases of Equity Security by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
October 1, 2024 - October 31, 2024	669	(3)	$4.21	—	$11,984,720
November 1, 2024 - November 30, 2024	2,654	(3)	$4.25	—	$11,984,720
December 1, 2024 - December 31, 2024	0	(3)	$—	—	$11,984,720
	3,323			—
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
The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the Nasdaq Composite Index, and the Nasdaq Health Care Index for the period from December 31, 2019 through December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.
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

	Fiscal Year Ending December 31,
	2019	2020	2021	2022	2023	2024
OraSure Technologies, Inc.	100.00	131.82	108.22	60.02	102.12	44.96
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ Health Care	100.00	127.18	114.41	86.04	86.74	84.53
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
The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below. This section of this Annual Report on Form 10-K for the year ended December 31, 2024 (this "Annual Report") generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal and environmental markets. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. This product is in its early stages, and initial sales are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets.
Recent Developments
Diversigen
During the first quarter of 2024, the Company initiated steps to wind down and exit the molecular services business offered by its Diversigen subsidiary. This strategic action was largely completed in June 2024. Diversigen contributed $1.7 million and $4.5 million, to revenues during the years ended December 31, 2024 and 2023, respectively.
Novosanis
During the first quarter of 2024, the Company also made a strategic decision to commence wind-down of its operations at it Novosanis subsidiary located in Belgium. The Company intends to continue to sell and manufacture its Colli-Pee® product under the DNAG product line of collection devices. As of December 31, 2024, this strategic plan was largely completed.

Sapphiros

In January 2024, the Company announced that it led the Series B financing and entered into wide-ranging strategic distribution agreements with Sapphiros, a privately held consumer diagnostic portfolio company based in Boston, and certain of its related entities. Through this strategic relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic test and sample management solutions to the Company's customers globally. The Company has funded $30.0 million for its interest in Sapphiros.

Risk Assessment Testing

In October 2024, the Company announced the discontinuance of the sales of its risk assessment product line which is expected to be completed in the first half of 2025. Sales of its risk assessment products contributed $8.4 million and $9.7 million to revenues during the years ended December 31, 2024, and 2023, respectively.

Sherlock Acquisition

In December 2024, the Company acquired Sherlock and its subsidiaries. The Sherlock acquisition expands the Company's innovation pipeline with the addition of Sherlock’s molecular diagnostics platform, which is in Phase 3 clinical trials and is expected to provide rapid results with strong sensitivity and specificity in a disposable format that is well-suited for OTC usage. Sherlock has operations in the United States and the United Kingdom.

Results of Operations
The Company's consolidated net loss for the year ended December 31, 2024 was $19.5 million, or $0.26 per share on a fully diluted basis, compared to consolidated net income of $53.7 million, or $0.72 per share on a fully diluted basis, for the year ended December 31, 2023.
Year ended December 31, 2024 compared to December 31, 2023.
CONSOLIDATED NET REVENUES
The table below shows a summary of total consolidated net revenues (dollars in thousands) for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2024	2023		2024	2023
Diagnostics (1)	$75,917	$73,694	3%	41%	18%
Sample Management Solutions (2)	51,046	54,274	(6)	28	13
COVID-19 Diagnostics	45,136	257,493	(82)	24	64
Risk Assessment Testing (3)	8,354	9,736	(14)	4	2
Other products and services	2,417	2,265	7	1	1
Molecular Services	1,705	4,474	(62)	1	1
COVID-19 Molecular Products	36	286	(87)	—	—
Net product and services revenues	184,611	402,222	(54)	99	99
Non-product and services revenues (4)	1,216	3,250	(63)	1	1
Net revenues	$185,827	$405,472	(54)%	100%	100%
(1)Includes HIV, HCV and Syphilis product revenues.
(2)Includes Genomics, Microbiome and Colli-Pee product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 54% to $185.8 million for the year ended December 31, 2024 from $405.5 million for the year ended December 31, 2023.
Sales of the Company's Diagnostics products increased 3% to $75.9 million for the year ended December 31, 2024 from $73.7 million for the year ended December 31, 2023. This increase in revenues is largely due to higher international HIV revenues primarily driven by customer ordering patterns in Africa offset by lower sales into Asia. Also contributing to the diagnostic revenue increase is an increase in sales of the Company's HCV domestic product and higher Syphilis revenues. Offsetting these increases in revenues is a decline in HIV domestic revenue resulting from funding delays or reductions in funding for HIV products and customer ordering patterns.

Sample Management Solutions revenues decreased by 6% to $51.0 million for the year ended December 31, 2024 compared to $54.3 million for the year ended December 31, 2023. Sales of the Company's Sample Management Solutions are being impacted by reduced consumer demand for products in which the Company's genomics collection devices are used, economic pressures, and the overall decline in the microbiome market.
COVID-19 Diagnostics revenues decreased 82% to $45.1 million for the year ended December 31, 2024 from $257.5 million for the year ended December 31, 2023 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. The Company experienced a significant decline in COVID-19 revenues during 2024 due to the fulfillment of these contracts and lower overall demand for COVID-19 testing, and expects further declines in 2025.
Risk assessment testing revenues decreased 14% to $8.4 million for the year ended December 31, 2024 from $9.7 million for the year ended December 31, 2023 due to the loss of customers to competing products. The Company has announced the discontinuance this product line and expects minimal sales through the first half of 2025 as it fulfills existing customer orders.
Molecular Services revenues, which are largely derived from the Company's microbiome molecular sequencing services, decreased 62% to $1.7 million for the year ended December 31, 2024 from $4.5 million for the year ended December 31, 2023. The decrease in services revenues was due to the decision to exit this line of business.
Non-Product and Services Revenues
Non-product and services revenues decreased 63% to $1.2 million for the year ended December 31, 2024 from $3.3 million for the year ended December 31, 2023 as a result lower funding for research and development activities and lower royalty income.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 43% for the year ended December 31, 2024 from 42% for the year ended December 31, 2023. Gross margins increased in 2024 despite the significant decrease in revenues due to following factors. Results for the year ended December 31, 2024 included lower depreciation expense as a result of the inclusion in 2023 results of $6.9 million of accelerated depreciation associated with the wind-down of InteliSwab® manual assembly in Thailand as the Company on-shored and automated the manufacturing of this product at its Pennsylvania facilities and $0.5 million from the exit from one of its leased warehouse in an effort to consolidate facilities and further lower costs. Results for the year ended December 31, 2024 also included improved manufacturing overhead absorption largely resulting from reduced salary and benefits due to the reduction of workforce put in place in 2024 and 2023. 2024 also included lower product scrap expense as compared to the prior year. Offsetting these improvement to margins was lower gross margins generated from product mix primarily driven by the decline in InteliSwab® revenues and the mix of higher international sales of the Company's HIV products. Other non-product revenues which contribute 100% to gross margins also declined for the year ended December 31, 2024.
Consolidated operating loss for the year ended December 31, 2024 was $28.3 million, a $60.9 million decline from the $32.7 million operating income reported for the year ended December 31, 2023. Results for the year ended December 31, 2024 were negatively impacted by the decrease in revenues and were positively impacted by reduced operating expenses. Results for the year ended December 31, 2024 included $4.4 million of impairment losses compared to $10.8 million for the year ended December 31, 2023.
Operating expenses for the year ended December 31, 2024, excluding the impairment charges, decreased by $25.0 million to $103.2 million compared to $128.2 million the year ended December 31, 2023, reflecting the impact of the Company's cost saving measures and headcount reductions.
Research and development expenses decreased 23% to $26.0 million for the year ended December 31, 2024 from $33.7 million for the year ended December 31, 2023 largely due to lower staffing costs due to a decrease in headcount and no related project management fees for our $109 million manufacturing expansion contract which ended during the fourth quarter of 2023, and a decrease in spend on COVID-19 product development. This overall decrease in spend is partially offset by an increase in severance costs for those employees impacted by the Company's decisions to exit the molecular services business offered by its Diversigen subsidiary and wind-down of operations located in Belgium. The Company expects research and development expense to increase in 2025 as we invest in the development of Sherlock's test for CT/NG and other innovative projects.

Sales and marketing expenses decreased 15% to $31.0 million for the year ended December 31, 2024 from $36.3 million for the year ended December 31, 2023 primarily due to decreased employee costs associated with a reduction in headcount, and lower advertising and consulting spend. Amortization also decreased as $6.2 million of intangibles were impaired in 2023. These decreases are partially offset by increases in bad debt expense and severance charges related to the discontinuance of the risk assessment product line.

General and administrative expenses decreased 21% to $46.2 million for the year ended December 31, 2024 from $58.2 million for the year ended December 31, 2023 largely due to lower legal fees relating to the Spectrum litigation (discussed further in Note 15, Commitments and Contingencies, to the consolidated financial statements included herein) and lower employee costs associated with reduced headcount partially offset by increase in non-cash stock compensation expense and transaction expenses associated with the Company's acquisition of Sherlock in December.
All of the above contributed to the Company's operating loss of $28.3 million for the year ended December 31, 2024, which included non-cash impairment charges of $4.4 million, non-cash charges of $10.9 million for depreciation and amortization, and $11.9 million for stock-based compensation. The Company's operating income of $32.7 million for the year ended December 31, 2023 included a non-cash impairment charge of $10.8 million, non-cash charges of $20.9 million for depreciation and amortization, and $10.7 million for stock-based compensation.
CONSOLIDATED OTHER INCOME
Other income for the year ended December 31, 2024 was $12.2 million compared to $23.6 million for the year ended December 31, 2023. This decrease is largely due to the inclusion in 2023 results of $12.8 million of additional profit earned above the guaranteed profit earned under the $109 million DOD manufacturing expansion contract that was completed in the fourth quarter of 2023. This additional profit resulted from lower spend under the fixed firm contract than originally budgeted. Other income in 2023 also included $2.8 million of guaranteed profit which covered project management costs recognized straight-line over the term of the contract. These amounts included in 2023 other income, which were not repeated in 2024, were partially offset by higher interest income and foreign currency gains for the year ended December 31, 2024 as compared to 2023.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. Although the Company has achieved U.S. cumulative pre-tax earnings based on a rolling three year window the Company has not achieved a level of sustained profitability that would, in its judgement, support the release of the valuation allowance. For the year ended December 31, 2024, the Company recorded income tax expense of $1.8 million. 2024 income tax expense is comprised of $0.4 million of U.S. federal and state income tax expense, and foreign income tax expense of $1.4 million. For the year ended December 31, 2023, the Company recorded income tax expense of $2.6 million. 2023 income tax expense is comprised of U.S. state income tax expense of $1.9 million, and foreign income tax expense of $0.7 million.
Liquidity and Capital Resources

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$267,763	$290,407
Working capital	299,737	346,923
The Company's cash and cash equivalents decreased to $267.8 million at December 31, 2024 from $290.4 million at December 31, 2023. $82.0 million, or 31%, of the Company's $267.8 million in cash, cash equivalents and available-for-sale securities is held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $299.7 million at December 31, 2024 from $346.9 million at December 31, 2023. The decrease in cash and cash equivalents and working capital is primarily due to the investment in Sapphiros of $30.0 million and the initial payment for the acquisition of Sherlock for $5.0 million. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows

Operating Activities
During the year ended December 31, 2024, net cash provided by operating activities was $27.4 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net loss of $19.5 million included non-cash charges of depreciation and amortization expense of $10.9 million, stock-based compensation expense of $11.9 million, impairment charges taken for idle equipment and right-of-use assets associated with Diversigen and Novosanis of $4.4 million, a loss on equity investment of 1.7 million and other non-cash charges aggregating to $0.8 million.
Cash provided by the Company's working capital accounts included a decrease in accounts receivable of $15.9 million largely associated with lower overall sales and collections of balances due, a decrease in inventory of $13.1 million as the Company fulfilled demand for its InteliSwab® product, and a decrease in prepaid and other assets of $4.1 million. Offsetting these increases in cash was a $7.6 million decrease in accounts payable due to the timing of invoices received and payments made and a decrease in accrued expenses and other liabilities of $6.4 million.
Investing Activities
Net cash used in investing activities was $39.0 million for the year ended December 31, 2024, which reflects proceeds from the maturities and redemptions of investments of $53.1 million, offset by $53.2 million used to purchase investments and $30.0 million used to purchase an equity stake in Sapphiros. Investing activities also included $3.8 million to acquire property and equipment to support normal operations of the business and the acquisition of Sherlock of $5.0 million.
Financing Activities
Net cash used in financing activities was $4.2 million for the year ended December 31, 2024, which reflects $3.5 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted awarded to the Company's employees and payments for lease liabilities of $0.8 million.
Resources
The Company's contractual obligations are included in Note 15 of its consolidated financial statements. The Company expects existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements over the next twelve months. The Company's cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of its research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.
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
We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting guidance. As part of our consideration for the Sherlock acquisition, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations. Our estimates of fair value are based on assumptions we believe to be reasonable, but the assumptions are uncertain and involve significant judgment by management. Updates to these assumptions could have a significant impact on our results of operations in any given period and any updates to the fair value of the contingent consideration could differ materially from the previous estimates.

Examples of critical estimates used in valuing the intangible asset and contingent consideration include:

• future expected cash flows from sales and acquired in-process and research developed technologies;

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
As of December 31, 2024, the Company did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 3% of the Company's total revenues for the year ended December 31, 2024. The Company does have foreign currency exchange risk related to its operating subsidiaries in Canada and Belgium. The principal foreign currencies in which it conducts business are the Canadian dollar and the Euro. Fluctuations in the exchange rate between the U.S. dollar and these foreign currencies could affect year-to-year comparability of operating results and cash flows. The Company's foreign subsidiaries had net assets, subject to translation, of $113.4 million in U.S. Dollars, which are included in the Company’s consolidated balance sheet as of December 31, 2024. A 10% unfavorable change in the Canadian-to-U.S. dollar and Euro-to-U.S. dollar exchange rates would have increased the Company's comprehensive loss by approximately $11.3 million as of December 31, 2024.
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
ITEM 9A.    Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2024. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2024 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired Sherlock Biosciences, Inc. and its wholly owned subsidiaries om December 19, 2024, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, the acquired company representing approximately 4% of total assets, excluding intangible assets and goodwill related to the acquisition and 0% of total revenue of the Company as of and for the year ended December 31,2024. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of the Company's internal control over financial reporting in 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by GRANT THORNTON LLP, an independent registered public accounting firm, as stated in their report, which is included below.
(c)Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)Report of Independent Registered Public Accounting Firm.
Board of Directors and Stockholders
OraSure Technologies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited OraSure Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 7, 2025 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Sherlock Biosciences, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets, excluding intangible assets and goodwill related to the acquisition, and revenues constituting 4 percent and 0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Sherlock Biosciences, Inc. was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Sherlock Biosciences, Inc.

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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 7, 2025
ITEM 9B.    Other Information.

a.None.

b.During the fourth quarter of the fiscal year ended December 31, 2024, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The Company has omitted from Part III the information that will appear in its Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed within 120 days after the end of its fiscal year pursuant to Regulation 14A.
ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference.
Code of Conduct
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
Insider Trading Arrangements and Policies

The Board of Directors has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of OraSure by directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. The Company’s insider trading policy states, among other things, that its directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in the Company’s own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of the Company’s insider trading policies and procedures does not purport to be complete and is qualified by reference to the insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.
ITEM 11.    Executive Compensation.
The information required by this Item 11 will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services.
The information required by this Item 14 will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference.

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
2.1+†●
Agreement and Plan of Merger, dated December 19, 2024 by and among OraSure Technologies, Inc., Project Watson Merger Sub, Inc., Sherlock Biosciences, Inc. and Mr. Paul Meister, solely in his capacity as representative of the securityholders of Sherlock Biosciences, Inc.

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

3.1.3
Certificate of Amendment to Certificate of Incorporation of OraSure Technologies Inc. dated May 16, 2024 is incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K filed on May 17, 2024.

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

10.2
Amendment No. 1 to Employment Agreement, dated as of December 20, 2021, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc. is incorporated by reference to exhibit 10.10 to the Company's Annual Report on form 10-K for the year ended December 31, 2021*

10.3
Amendment No. 2 to Employment Agreement, dated as of November 7, 2022, between Kathleen G. Weber, DNA Genotek, Inc. and OraSure Technologies, Inc. is incorporated by reference to Exhibit 10.5 of the Company's Annual Report on form 10-K for the year ended December 31, 2022*

10.4
Employment Agreement, dated as of May 20, 2022, between OraSure Technologies, Inc. and Carrie Eglinton-Manner is incorporated by reference to exhibit 10.1 to the company's Current Report on Form 8-K filed on May 26, 2022.*

10.5
Employment Agreement dated August 8, 2022, between OraSure Technologies, Inc. and Kenneth J. McGrath is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2022.*

10.6
Severance Letter Agreement, dated August 25, 2021, between OraSure Technologies, Inc. and Michele M. Miller is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

10.7	Description of Non-Employee Director Compensation Policy, as amended, is incorporated by reference to Item 5.02 to the Company’s Current Report on form 8-K filed August 14, 2019.*

10.8	Amended and Restated Epitope, Inc. 1991 Stock Award Plan is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.90
OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.10
Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective April 4, 2020, is incorporated by reference to Exhibit A to the Company’s Proxy Statement, filed April 9, 2020, for the 2020 Annual Meeting of Stockholders.*

10.11
Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective March 31, 2023, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 16, 2023.*

10.12
Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective March 25, 2024, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2024.*

10.13
Form of Restricted Share Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.14
Form of Restricted Unit Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. *

10.15
Form of Restricted Unit Award Agreement (Executive Officers-Employment Agreements) for 2021 awards is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

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

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Company

23.1+	Consent of KPMG LLP.

23.2+	Consent of Grant Thornton LLP

24.1+	Powers of Attorney.

31.1+	Certification of Carrie Eglinton Manner. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

97.10	OraSure Technologies Inc. Compensation Recovery Policy is incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.
________________________________________________
+     Filed herewith.
^ This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act.
*     Management contract or compensatory plan or arrangement.

† Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
● Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be                         furnished supplementally to the SEC upon request.

ITEM 16.    Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2025.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Carrie Eglinton Manner
Carrie Eglinton Manner President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 7, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

	SIGNATURE	TITLE

	/s/ Carrie Eglinton Manner	President, Chief Executive Officer and Director (Principal Executive Officer)
Carrie Eglinton Manner

	/s/ Kenneth J. McGrath	Chief Financial Officer (Principal Financial Officer)
Kenneth J. McGrath

	/s/ Michele Anthony	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)
Michele Anthony

	*MARA G. ASPINALL	Director
Mara G. Aspinall

	*NANCY J. GAGLIANO, M.D.	Director
Nancy J. Gagliano, M.D.

	*JOHN P. KENNY	Director
John P. Kenny

	*LELIO MARMORA	Director
Lelio Marmora

	*ROBERT W. MCMAHON	Director
Robert W. McMahon

	*DAVID J. SHULKIN, M.D.	Director
David J. Shulkin, M.D.

*By:	/s/Stefano Taucer
Stefano Taucer
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OraSure Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of OraSure Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of the acquired in-process and research developed intangible asset and royalty contingent consideration in the Sherlock Biosciences, Inc. acquisition

As further described in Note 14 to the consolidated financial statements, on December 19, 2024, the Company acquired Sherlock Biosciences, Inc. ("Sherlock"), pursuant to the terms of a merger agreement. The purchase consideration transferred in this transaction included contingent consideration, as defined under the merger agreement, related to, 1) achievement of a regulatory milestone associated with the acquired in-process research and development technology (“IPR&D technology”) intangible asset, and 2) royalty payments through December 31, 2034, representing a mid-single digit percentage of future revenues associated with the IPR&D technology intangible asset. Approximately $17.0 million of the initial purchase consideration was allocated to the IPR&D technology intangible asset. The estimated fair value of the royalty based contingent consideration was $7.0 million. We identified the fair value determinations of the IPR&D technology intangible asset and royalty based contingent consideration as a critical audit matter.

The principal consideration for our determination that the fair value of the IPR&D technology intangible asset and royalty based contingent consideration is a critical audit matter is that the inputs and assumptions utilized by management require significant judgment and result in a high degree of estimation uncertainty. The subjectivity of the estimate increases the level of auditor judgment and effort to evaluate management’s significant assumptions, including (i) future expected revenues and cash flows and (ii) discount rates. Further, changes in these assumptions and judgments could have a significant impact on the recorded fair values.

Our audit procedures related to the fair value of the IPR&D technology and royalty based contingent consideration included the following, among others:

•Evaluated the design and operating effectiveness of key controls related to management’s processes over the development of the fair value estimates and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.

•Tested the mathematical accuracy of the valuation models utilized and the completeness, accuracy and relevance of underlying data used in the model.

•Assessed the reasonableness of management’s estimated revenues and cash flows by obtaining an understanding of management’s processes for developing projected financial information, including inspection of relevant market data and other supporting documentation.

•Utilized valuation specialists to evaluate the reasonableness of the methodology and discount rates used in the valuation.

•Conducted sensitivity analyses around the future expected revenues and discount rate assumptions utilized by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
March 7, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OraSure Technologies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of OraSure Technologies, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2024.
Philadelphia, Pennsylvania
March 11, 2024, except for Note 13, as to which the date is March 7, 2025

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$267,763	$290,407
Accounts receivable, net of allowance for doubtful accounts of $774 and $1,216	23,816	40,171
Inventories	34,197	47,614
Prepaid expenses	3,956	6,041
Other current assets	3,488	2,226
Total current assets	333,220	386,459
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation	45,105	45,420
Operating right-of-use assets, net	13,442	12,270
Finance right-of-use assets, net	145	576
Intangible assets, net of accumulated amortization	17,435	1,206
Goodwill	40,330	35,696
Investment in equity method investee	28,300	—
Deferred tax asset	156	—
Other noncurrent assets	1,526	1,218
Total noncurrent assets	146,439	96,386
TOTAL ASSETS	$479,659	$482,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,173	$13,151
Deferred revenue	2,961	1,559
Accrued expenses and other current liabilities	20,179	22,710
Finance lease liability	41	539
Operating lease liability	2,129	1,577
Total current liabilities	33,483	39,536
Noncurrent Liabilities:
Finance lease liability	113	226
Operating lease liability	12,321	11,162
Acquisition-related contingent consideration obligation	22,910	—
Other noncurrent liabilities	494	696
Deferred income taxes	—	554
Total noncurrent liabilities	35,838	12,638
TOTAL LIABILITIES	69,321	52,174
Commitments and contingencies (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $.000001, 120,000 shares authorized, 74,598 and 73,528 shares issued and outstanding	—	—
Additional paid-in capital	538,129	529,543
Accumulated other comprehensive loss	(24,360)	(14,941)
Accumulated deficit	(103,431)	(83,931)
Total stockholders' equity	410,338	430,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,659	$482,845
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
NET REVENUES:
Products and services	$184,611	$402,222	$378,047
Other	1,216	3,250	9,432
	185,827	405,472	387,479
COST OF PRODUCTS AND SERVICES SOLD	106,437	233,820	239,041
Gross profit	79,390	171,652	148,438
OPERATING EXPENSES:
Research and development	26,047	33,728	36,237
Sales and marketing	30,986	36,319	49,238
General and administrative	46,215	58,191	68,206
Loss on impairments	4,392	10,829	17,101
Change in the estimated fair value of acquisition-related contingent consideration	—	(99)	(188)
	107,640	138,968	170,594
Operating (loss) income	(28,250)	32,684	(22,156)
OTHER INCOME	12,249	23,574	6,481
(Loss) Income before income taxes	(16,001)	56,258	(15,675)
INCOME TAX EXPENSE	1,799	2,603	1,458
LOSS ON EQUITY INVESTMENT	(1,700)	—	—
NET (LOSS) INCOME	$(19,500)	$53,655	$(17,133)
(LOSS) INCOME PER SHARE:
BASIC	$(0.26)	$0.73	$(0.24)
DILUTED	$(0.26)	$0.72	$(0.24)
SHARES USED IN COMPUTING (LOSS) INCOME PER SHARE:
BASIC	74,434	73,348	72,505
DILUTED	74,434	74,389	72,505
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
NET (LOSS) INCOME	$(19,500)	$53,655	$(17,133)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	(9,419)	3,274	(8,572)
Unrealized gain on marketable securities	—	220	214
COMPREHENSIVE (LOSS) INCOME	$(28,919)	$57,149	$(25,491)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	72,069	$—	$511,063	$(10,077)	$(120,453)	$380,533
Common stock issued upon exercise of options	2	—	15	—	—	15
Vesting of restricted stock and performance stock units	992	—	—	—	—	—
Purchase and retirement of common shares	(329)	—	(2,254)	—	—	(2,254)
Stock-based compensation	—	—	11,622	—	—	11,622
Net loss	—	—	—	—	(17,133)	(17,133)
Currency translation adjustments	—	—	—	(8,572)	—	(8,572)
Unrealized gain on marketable securities	—	—	—	214	—	214
Balance at December 31, 2022	72,734	$—	$520,446	$(18,435)	$(137,586)	$364,425
Common stock issued upon exercise of options	44	—	269	—	—	269
Vesting of restricted stock and performance stock units	1,098	—	—	—	—	—
Purchase and retirement of common shares	(348)	—	(1,901)	—	—	(1,901)
Stock-based compensation	—	—	10,729	—	—	10,729
Net income	—	—	—	—	53,655	53,655
Currency translation adjustments	—	—	—	3,274	—	3,274
Unrealized gain on marketable securities	—	—	—	220	—	220
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	1,678	—	—	—	—	—
Purchase and retirement of common shares	(640)	—	(3,548)	—	—	(3,548)
Stock-based compensation	—	—	11,920	—	—	11,920
Net loss	—	—	—	—	(19,500)	(19,500)
Currency translation adjustments	—	—	—	(9,419)	—	(9,419)
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(19,500)	$53,655	$(17,133)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Stock-based compensation	11,920	10,729	11,622
Depreciation and amortization	10,872	20,936	15,308
Loss on impairments	4,392	10,829	17,101
Other non-cash amortization	(564)	3	228
Provision for credit losses	71	(462)	(1,032)
Unrealized foreign currency (gain) loss	(263)	103	(161)
Interest expense on finance leases	22	51	94
Loss on equity investment	1,700	—	—
Deferred income taxes	(657)	102	(1,651)
Loss on sale of fixed assets	563	—	729
Change in the estimated fair value of acquisition-related contingent consideration	—	(99)	(188)
Payment of acquisition-related contingent consideration	—	(19)	—
Changes in assets and liabilities:
Accounts receivable	15,872	31,116	(25,162)
Inventories	13,096	48,228	(43,274)
Prepaid expenses and other assets	4,089	(2,499)	(7,091)
Accounts payable	(7,577)	(26,976)	2,634
Deferred revenue	(219)	(730)	(596)
Accrued expenses and other liabilities	(6,443)	(3,384)	1,370
Net cash provided by (used in) operating activities	27,374	141,583	(47,202)
INVESTING ACTIVITIES:
Purchases of short-term investments	(53,244)	(74,652)	(22,873)
Purchase of equity method investee	(30,000)	—	—
Proceeds from maturities and redemptions of short-term investments	53,052	102,440	47,415
Acquisition of business, net of cash acquired	(5,037)	—	—
Proceeds from sale of assets	—	—	121
Purchases of property and equipment	(3,797)	(5,802)	(6,774)
Purchase of property and equipment under government contracts	—	(4,501)	(57,135)
Proceeds from funding under government contract	—	48,669	60,331
Net cash (used in) provided by investing activities	(39,026)	66,154	21,085
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(842)	(1,345)	(1,381)
Proceeds from exercise of stock options	214	269	15
Payment of acquisition-related contingent consideration	—	(46)	(208)
Repurchase of common stock	(3,548)	(1,901)	(2,254)
Net cash used in financing activities	(4,176)	(3,023)	(3,828)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(6,816)	1,713	(2,837)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,644)	206,427	(32,782)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290,407	83,980	116,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$267,763	$290,407	$83,980
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

The Company's product portfolio is broadly divided into diagnostics products and sample management solutions. The Company's business consists of the development, manufacture, marketing and sale of simple, easy to use specimen collection devices and diagnostic products designed to detect certain infectious diseases including COVID-19, HIV and Hepatitis C, and Syphilis that are performed on a rapid basis at the point of care. The Company's business also includes sample management solutions and molecular services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. During 2024, the Company exited the molecular services business. In October 2024, the Company announced the discontinuance of the sales of its risk assessment product line which is expected to be completed in the first half of 2025.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek, Inc. ("DNAG"), Diversigen, Inc. ("Diversigen"), Novosanis NV ("Novosanis"), and Sherlock Biosciences, Inc. ("Sherlock"). All intercompany transactions and balances have been eliminated. References herein to “we”, “us”, “our”, or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the fair value of assets acquired and liabilities assumed for business combinations, the valuation of accounts receivable and inventories and assumptions utilized in impairment testing for property, plant and equipment, intangible assets and goodwill, as well as estimates related to accruals, taxes, contingent consideration, and performance-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors, which management believes to be reasonable under the circumstances, including the current economic environment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in those future periods.
Supplemental Cash Flow Information
The Company paid income tax of $1.8 million in 2024, and received income tax refunds of $4.9 million in 2023 and paid income tax of $9.4 million in 2022.
The Company had account receivable write-offs of $0.5 million, $0.7 million, and $2.3 million in 2024, 2023, and 2022, respectively.
As of December 31, 2024, 2023 and 2022, the Company had accruals for purchases of property and equipment of $0.5 million, $0.2 million and $0.2 million, respectively.

The Company acquired Sherlock in exchange for contingent consideration of $22,910 for the year ended December 31, 2024.
Cash Equivalents & Short-Term Investments
The Company considers all investments in debt securities to be available-for-sale securities. These securities consist of guaranteed investment certificates purchased with maturities greater than ninety days. Securities with maturities ninety days or less are considered cash equivalents. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gain and losses, if any, reported in stockholders' equity as a component of other comprehensive loss.
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
The Company had no available-for-sale securities as of December 31, 2024 and 2023.
The Company maintains cash balances in the United States in excess of the federally insured limits
Fair Value of Financial Instruments
As of December 31, 2024 and 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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
To the extent that valuation is based on models or inputs that are unobservable in the market, determining fair value requires more judgment. Because of the inherent uncertainty of valuation, estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised in determining fair value is greatest for assets or liabilities categorized in Level 3.

		December 31,
	Level	2024	2023
Guaranteed investment certificates	1	$66,584	$71,698
Contingent consideration	3	$22,910	$—
Included in cash and cash equivalents at December 31, 2024 and 2023 was $66.6 million and $71.7 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at December 31, 2024 and 2023, was $118.5 million and $112.7 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2024 and 2023 was $0.7 million and $0.8 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
Contingent Consideration
As further discussed in Note 14, Business Combinations, the Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of two different tranches: milestone payments and royalty payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability achievement of a milestone of a regulatory approval.
The fair value methodology for royalty payments are based on a discounted cash flow model. Significant quantitative unobservable inputs are internally developed future expected cash flows, discount rate and probability achievement of a milestone of a regulatory approval. The royalty payments represent a mid-single digit percentage of the net sales through 2034 associated with the acquired in-process and research developed intangible asset.
There were no changes in fair value from date of acquisition to December 31, 2024.

Equity Method Investee
In January 2024, the Company lead the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and sample management solutions to the Company's customers globally. As of December 31, 2024, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag, which coincides with the availability of its financial information. The investment in Sapphiros of $28.3 million as of December 31, 2024 is included in the investment in equity method investee line of the Company's balance sheet and is measured as a Level 3 investment. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's December 31, 2024 financial statements, the Company considered whether the carrying value of the investment in Sapphiros was impaired and concluded that no such impairment existed. There was no similar investment as of December 31, 2023.
Accounts Receivable
Accounts receivable has been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of the Company's customers and the Company's historical experience related to write-offs.

	December 31,
	2024	2023	2022
Accounts receivable	$23,816	$40,171	$70,797
Allowance for doubtful accounts	$774	$1,216	$2,365
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:
•buildings twenty years;
•leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease;
•computer equipment and software three years;
•machinery and equipment five years; and
•furniture and fixtures seven years
When assets are sold, retired, or discarded, the related property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations.

Intangible Assets
Intangible assets consist of customer relationships, patents and product rights, acquired technology, in-process research and development technology and trade names. Patents and product rights consist of costs associated with the acquisition of patents, licenses and product distribution rights. Intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years.
Impairment of Long-Lived Assets
Long-lived assets, which include property, plant and equipment and definite-lived intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company assesses the recoverability of the Company's long-lived assets by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets. Expected future cash flows reflect the Company's assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time. See Notes 5 and 6 for discussion of property, plant and equipment and intangible asset impairments, respectively, recorded for the years ended December 31, 2024 and 2023.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but rather is tested annually for impairment or more frequently if the Company believes that indicators of impairment exist. Current generally accepted accounting principles permit the Company to make a qualitative evaluation about the likelihood of goodwill impairment. If the Company concludes that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then the Company would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.
The Company historically performed an annual goodwill impairment assessment as of July 31. During the three months ended December 31, 2023, the Company changed the date of its the annual impairment assessment to November 30, to better align with the Company's annual forecasting process. On November 30, 2024, the Company performed a quantitative goodwill impairment test which concluded that the carrying value of the Company's goodwill was below its fair value indicating there was no impairment.
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
Deferred revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2024 and 2023 included customer prepayments of $3.0 million and $1.2 million, respectively. Deferred revenue as of December 31, 2023 also included $0.4 million associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue was recognized at that average price. The $0.4 million associated with the long-term contract at December 31, 2023 met the criteria to be recognized as revenue during the year ended December 31, 2024, and as such there was no equivalent balance remaining in deferred revenue at December 31, 2024. Revenue recognized during the years ended December 31, 2024 and 2023 was $3.7 million and $2.6 million, respectively, which was included in the beginning period deferred revenue.

	December 31,
	2024	2023	2022
Deferred revenue	$2,961	$1,559	$2,273
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

Revenues by product. The following table represents total net revenues by product line:

	For the Years Ended December 31,
	2024	2023	2022
HIV	$60,804	$60,823	$38,812
Sample Management Solutions (1)	51,046	54,274	63,342
COVID-19 (2)	45,172	257,779	243,325
HCV	14,024	12,871	13,369
Risk Assessment Testing (3)	8,354	9,736	10,269
Other product and services revenues (4)	3,506	2,265	1,634
Molecular Services	1,705	4,474	7,296
Net product and services revenues	184,611	402,222	378,047
Non-product and services revenues (5)	1,216	3,250	9,432
Net revenues	$185,827	$405,472	$387,479
(1) Includes Genomics, Microbiome and Colli-Pee product revenues.
(2) Includes COVID-19 Diagnostics and COVID-19 Molecular Products revenues.
(3) Includes substance abuse testing product revenues.
(4) Includes Syphilis revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by geographic area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Years Ended December 31,
	2024	2023	2022
United States	$139,161	$361,660	$350,206
Africa	32,745	29,254	18,152
Europe	8,424	8,111	11,536
Other regions	5,497	6,447	7,585
	$185,827	$405,472	$387,479
Customer concentrations. The following table represents customer concentration risk:

	For the Years Ended December 31,
	2024	2023
Revenue Concentration
Non-commercial customer (1)	24%	63%

	December 31,
Accounts Receivable	2024	2023
Commercial customer	10%	N/A
Non-commercial customer (1)	N/A	40%

(1) Same non-commercial customer.
Vendor concentrations. The Company currently purchases certain products and critical components of the Company's products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, the Company could be subject to increased costs and substantial delays in the delivery of the Company's products to its customers. Third-party suppliers also manufacture certain products. The Company's inability to have a timely supply of any of these components and products could have a material adverse effect on the Company's business, as well as the Company's financial condition and results of operations.

Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred.
Advertising Expenses
Advertising costs are charged to expense as incurred. During 2024, 2023, and 2022, the Company incurred $0.5 million, $1.6 million, and $4.8 million, respectively, in advertising expenses.
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
Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in the Company's consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income in the Company's consolidated statements of operations were $1.2 million, $(0.1) million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(19,500)	$53,655	$(17,133)
Weighted average shares of common stock outstanding:
Basic	74,434	73,348	72,505
Dilutive effect of stock options, restricted stock, and performance stock units	—	1,041	—
Diluted	74,434	74,389	72,505
Earnings per share:
Basic	$(0.26)	$0.73	$(0.24)
Diluted	$(0.26)	$0.72	$(0.24)
For the year ended December 31, 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 896 shares were excluded from the computation of diluted loss per share. For the year ended December 31, 2023, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,778 shares were excluded from the computation of diluted earnings per share as their inclusion would have been antidilutive. For the year ended December 31, 2022, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 436 shares were excluded from the computation of diluted loss per share.
Accumulated Other Comprehensive Loss
The Company classifies items of other comprehensive income (loss) by their nature and discloses the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the stockholders’ equity section of the Company's consolidated balance sheets.
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

	Foreign Currency	Total
Balance at December 31, 2023	$(14,941)	$(14,941)
Other comprehensive loss	(9,419)	(9,419)
Balance at December 31, 2024	$(24,360)	$(24,360)
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this update was to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on a disaggregated basis. The amendments in the ASU are effective for all public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. Management is evaluating the impact on the Company's consolidated financial statements.
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. The purpose of this update was to provide illustrative examples to demonstrate how an entity should apply guidance to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal periods. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management is evaluating the impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and require retrospective application to all periods presented in the consolidated financial statements. The Company has adopted the amendments for the year ended December 31, 2024.
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
3.    GOVERNMENT CAPITAL CONTRACTS:
In September 2021, the Company entered into an agreement for $109.0 million in funding from the U.S. Department of Defense (the "DOD"), in coordination with the Department of Health and Human Services, to build additional manufacturing capacity in the United States for its InteliSwab® COVID-19 Rapid Tests as part of the nation’s pandemic preparedness plan. In accordance with the milestone payment schedule, 15% of the total was not billed and funded until the completion of the final validation testing, which occurred in October 2023. The Company began receiving funds from the DOD in January 2022 and received $109.0 million as of December 31, 2023. In connection with the completion of the contract in the fourth quarter of 2023, all funds were received.
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
Amounts earned for the Company's guaranteed profit which covered project management costs were recognized straight-line in other income over the term of the government contract. The Company recognized no such income during the year ended December 31, 2024. The Company recognized $2.8 million and $2.2 million of such income during the years ended December 31, 2023 and 2022, respectively. Additionally, in connection with the completion of the contract, the Company recognized $12.8 million in excess of the guaranteed profit in other income in the Company's consolidated statement of operations during the year ended December 31, 2023, which reflects the difference in overall spend compared to the firm fixed price contract amount of $109.0 million.
The DOD also reimbursed the Company for certain engineering consulting costs. These expenses are reflected in research and development expenses as incurred with the corresponding amount presented in other income. The Company recognized no such costs during the year ended December 31, 2024. The Company recognized $2.0 million and $1.4 million of such costs during the years ended December 31, 2023 and 2022, respectively.
The activity corresponding to the government contracts included in the Company's consolidated statements of cash flows is as follows:

December 31,
2023
Cost of assets, cumulative	$86,993
Reduction for funding earned to date, not yet received	—
Reduction for funding received to date	(86,993)
Total property, plant and equipment, net	$—
4.    INVENTORIES:

	December 31,
	2024	2023
Raw materials	$17,001	$20,727
Work in process	420	1,900
Finished goods	16,775	24,987
	$34,197	$47,614
During the years ended December 31, 2024, 2023, and 2022, the Company recorded adjustments to inventory which had a cost of $2.6 million, $8.9 million, and $15.6 million, respectively. Adjustments for the year ended December 31, 2024 were primarily driven by the write down of inventory based on an estimated amount of inventory that may not be sold as the Company exits the Risk Assessment Testing business and normal operating scrap. Adjustments for the year ended December 31, 2023 were primarily related to reduction in COVID-19 demand and the need to reserve for excess inventory levels. Additionally, a significant portion of the Company's 2022 adjustments were related to production and tech-transfer issues associated with the Company's COVID-19 rapid test.
5.    PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2024	2023
Land	$1,118	$1,118
Buildings and improvements	36,152	34,606
Machinery and equipment	51,015	64,156
Computer equipment and software	11,502	17,739
Furniture and fixtures	1,621	3,748
Construction in progress	9,615	9,196
	111,023	130,563
Accumulated depreciation	(65,918)	(85,143)
	$45,105	$45,420
During the first quarter of 2024, the Company initiated a strategic plan to transition away from the microbiome molecular sequencing services business and to cease operations at its Belgium location. As a result of these decisions, the Company determined that the carrying values of all of Diversigen's and Novosanis's property, plant, and equipment were not recoverable and recorded an aggregate pre-tax asset impairment charge of $1.8 million during the year ended December 31, 2024. All of these assets were disposed of as of December 31, 2024.

During the second quarter of 2024, the Company determined a manufacturing line will no longer be utilized. As a result of this decision, the Company determined that the carrying value of the equipment was not recoverable and recorded an aggregate pre-tax impairment charge of $1.1 million during the year ended December 31, 2024.
During the year ended December 31, 2023 the Company determined several manufacturing lines would not utilized due to changes in forecasted demand for the products the lines are intended to produce. Additionally, the Company elected not to proceed with certain leasehold improvements to its research and development laboratories. As a result of these decisions, the Company determined that the carrying values of the equipment and leasehold improvements were not recoverable and recorded aggregate pre-tax asset impairment charges of $2.3 million for the year ended December 31, 2023.
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
During the year ended December 31, 2023, the Company shortened the useful lives of machinery and equipment utilized for InteliSwab® production in Thailand. This reduction in useful lives resulted in $6.9 million of accelerated depreciation during 2023, recorded in cost of products and services sold. Also during 2023, the Company shortened the useful lives of leasehold improvements and equipment due a lease termination. This reduction in useful lives resulted in an additional $0.5 million of accelerated depreciation recorded in cost of products and services sold.
Depreciation expense for 2024, 2023, and 2022 was $9.8 million, $17.9 million, and $11.7 million, respectively.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Changes in goodwill are as follows:

	December 31,
Collection Device Reporting Unit	2024	2023
Balance as of January 1	$35,696	$35,104
Change related to foreign currency translation	(1,754)	592
Balance as of December 31	33,942	35,696

Diagnostics Reporting Unit
Balance as of January 1	—	—
Acquisition	6,388	—
Balance as of December 31	6,388	—
	$40,330	$35,696
On November 30, 2024, the Company performed its quantitative annual goodwill impairment test. The Company utilizes a combination of the income approach and market approach in determining the fair value of its two reporting units. The test concluded that the carrying value of the Company's reporting units was below fair value indicating there was no impairment of goodwill.
During 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding decline in the Company's market capitalization. As a result, the Company performed an interim quantitative goodwill impairment test and concluded that the carrying value of the Company's Diagnostics reporting unit exceeded its estimated fair value and the goodwill balance for that segment was fully impaired. The Company recognized a pre-tax impairment charge of $3.6 million during the year ended December 31, 2022, which is reported in loss on impairments in the Company's consolidated statement of operations.

Intangible assets consist of the following:

		December 31, 2024
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Definite Life Intangible Assets
Customer relationships	10	$10,858	$(10,858)	$—
Patents and product rights	5	7,495	(7,399)	96
Developed technology	7-10	10,169	(10,169)	—
Trade names	5-15	4,327	(3,988)	339
		32,848	(32,413)	435
Indefinite Life Intangible Assets
IPR&D technology (Note 14)	N/A	17,000	—	17,000
		$49,848	(32,413)	17,435

		December 31, 2023
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Definite Life Intangible Assets
Customer relationships	10	$11,629	$(11,629)	$—
Patents and product rights	5	7,673	(7,102)	571
Developed technology	7-10	10,926	(10,926)	—
Trade names	5-15	4,626	(3,991)	635
		$34,854	$(33,649)	$1,206
During 2023, the Company identified a triggering event to test for the recoverability of intangible assets given the decline in the Company's market capitalization leading up to and as of its annual goodwill impairment testing date. The Company performed an undiscounted cash flow analysis and determined the carrying value of the developed technology, trade names, and customer relationships intangible assets could not be recovered through the sum of the undiscounted future cash flows. The Company used an income approach to determine the fair value of the developed technology and customer relationships intangible assets and the relief from royalty method for the trade names. As a result of this analysis, the Company determined the intangible assets associated with Diversigen and Novosanis were impaired as the fair value of the developed technology, trade names, and customer relationships did not exceed their carrying value. The Company recognized a pre-tax impairment charge of $6.2 million during the year ended December 31, 2023 which is reported in loss on impairments in the Company's consolidated statement of operations.
Also in 2023, the Company determined that its remaining developed technology intangible asset was fully impaired. As a result of failed stability studies, the Company decided to no longer pursue the technology. The Company recognized a pre-tax impairment charge of $2.4 million during the year ended December 31, 2023 which is reported in loss on impairments in the Company's consolidated statement of operations.
Amortization expense for 2024, 2023, and 2022 was $0.7 million, $2.0 million, and $2.3 million, respectively.

Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2025	$290
2026	145
2027	—
2028	—
2029	—
Beyond	—
$435
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,
	2024	2023
Payroll and related benefits	$11,147	$14,654
Professional fees	2,469	2,827
Sales tax payable	1,339	1,245
Other	5,224	3,984
	$20,179	$22,710
8.     TERMINATION BENEFITS:
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
$3,265
As of December 31, 2024 the Company had fully paid the $3.3 million related to the reduction in workforce. No additional expense associated with the 2023 reduction in workforce was incurred during the year ended December 31, 2024. This reduction in workforce was completed by June 30, 2024.

Q1 2024 Reduction in Workforce
During the first quarter of 2024, the Company executed a reduction in workforce largely affecting its COVID-19 manufacturing workforce. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statement of operations are as follows (in thousands):

For the Year Ended December 31,
2024
Cost of products and services sold	$231
Research and development	87
Sales and marketing	69
General and administrative	17
$404
As of December 31, 2024, the Company had fully paid the $0.4 million related to the reduction in workforce. This reduction in workforce was completed by December 31, 2024.

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

For the Year Ended December 31,
2024
Cost of products and services sold	$889
Research and development	478
Sales and marketing	125
General and administrative	160
$1,652
As of December 31, 2024 the Company had $0.5 million accrued and had paid $1.2 million related to the reduction in workforce. The Company expects this reduction in workforce to be completed by September 2025.

Q3 2024 Reduction in Workforce

During the third quarter of 2024, the Company executed a reduction in workforce largely as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows (in thousands):

For the Year Ended December 31,
2024
Cost of products and services sold	$246
Research and development	33
Sales and marketing	782
General and administrative	141
$1,202

As of December 31, 2024 the Company had $1.1 million accrued and had paid $0.1 million related to the reduction in workforce. The Company expects this reduction in workforce to be completed by January 2026.

9.    LEASES:
The Company determines whether an arrangement is a lease at inception. The Company has operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of December 31, 2024, the Company is the lessee in all lease agreements. The Company's leases have remaining lease terms of one to ten years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within one year. The Company presents the operating right-of-use asset amortization and the change in operating lease liabilities on the other non-cash amortization line item of the consolidated statements of cash flows.
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
During the first quarter of 2024, the Company identified a triggering event to test for the recoverability of all the ROU assets of both the Diversigen and Novosanis subsidiaries, given the Company's decision to initiate a strategic plan to transition away from the microbiome molecular sequencing services business and close its Belgian operations. The Company performed an undiscounted cash flow analysis and determined the carrying values of the ROU assets could not be recovered through the sum of the undiscounted future cash flows and were impaired. During the year ended December 31, 2024 the Company recognized aggregate pre-tax impairment charges of $1.2 million and $0.3 million to its operating and finance ROU assets, respectively. These charges are reported in the Company's consolidated statement of operations.
The components of lease expense are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost	$1,729	$2,407	$2,910
Variable and short-term lease cost	549	381	521
Finance lease cost:
Amortization of right-of use assets	331	1,091	1,299
Interest on lease liabilities	22	51	94
Total finance lease cost	353	1,142	1,393
Total lease cost	$2,631	$3,930	$4,824
Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,901	$1,863	$2,209
Operating cash flows from financing leases	22	51	94
Financing cash flows from financing leases	842	1,345	1,381
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	4,086	4,363	3,963
Right-of-use assets obtained in exchange for finance lease obligations	193	334	117

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term
Weighted-average remaining lease term — operating leases	7.57 years	8.51 years
Weighted-average remaining lease term — finance leases	3.74 years	1.71 years

Weighted Average Discount Rate
Weighted-average discount rate — operating leases	4.44%	3.71%
Weighted-average discount rate — finance leases	4.82%	3.45%
As of December 31, 2024, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2025	$48	$2,559
2026	48	2,373
2027	42	2,141
2028	25	2,081
2029	6	2,020
Thereafter	—	5,722
Total minimum lease payments	169	16,896
Less: imputed interest	(15)	(2,446)
Present value of lease liabilities	$154	$14,450

10.    INCOME TAXES:
Income (loss) before income tax expense consists of the following:

	For the Years Ended December 31,
	2024	2023	2022
United States	$(21,523)	$61,671	$(7,111)
Foreign	5,522	(5,413)	(8,564)
	$(16,001)	$56,258	$(15,675)
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Current
Federal	$229	$—	$—
State	111	1,896	955
Foreign	2,116	605	2,154
	2,456	2,501	3,109
Deferred
Federal	(2,962)	13,570	(2,250)
State	1,368	(382)	(633)
Foreign	4,365	(1,867)	(2,617)
	2,771	11,321	(5,500)
Increase (decrease) in valuation allowance	(3,428)	(11,219)	3,849
	(657)	102	(1,651)
Total income tax expense	$1,799	$2,603	$1,458
For the years ended December 31, 2024, 2023, and 2022 the Company recorded net foreign income tax expense of $1.4 million, $0.7 million, and $0.5 million, respectively. The Company's 2022 foreign income tax expense included $1.7 million of Canadian withholding taxes paid on the repatriation of Canadian earnings offset by a foreign income tax benefit of $1.2 million associated with the Company's Canadian subsidiary. For the years ended December 31, 2024, 2023, and 2022 the Company recorded U.S. federal tax expense of $0.2 million and state tax expense of $0.1 million, $1.9 million, and $1.0 million respectively.

The reconciliation of the statutory United States federal income tax rate to the Company's effective tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nondeductible executive compensation	(8.5)	0.5	(5.8)
Impact of stock-based payment awards	(2.3)	(0.3)	(5.1)
Tax effect of foreign items	(1.9)	(0.4)	(6.0)
State income taxes, net of federal benefit	(9.1)	2.0	(0.8)
U.S. and foreign tax credits	1.2	1.3	3.7
Nondeductible expenses and other	(2.4)	0.9	8.7
Nondeductible transaction costs	(2.1)	—	—
NOL adjustment, foreign	(31.4)	—	—
Non-controlling interests	2.2	—	—
Change in valuation allowance, federal and state	(10.0)	—	—
Change in valuation allowance, foreign	32.1	(20.4)	(25.0)
Effective tax rate	(11.2)%	4.6%	(9.3)%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets (liabilities) are as follows:

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$55,583	$28,014
Inventories	2,344	2,654
Capitalized research and development costs	12,946	3,897
Accruals and reserves currently not deductible	2,754	3,324
Acquired intangible assets	(3,981)	(164)
Depreciation and amortization	(2,017)	(3,567)
Right-of-use assets	(2,266)	(3,010)
Lease liabilities	2,497	3,173
Stock-based compensation	3,303	3,467
Tax credit carryforwards	4,184	3,326
Net deferred tax asset	75,347	41,114
Valuation allowance	(75,191)	(41,668)
Net deferred tax asset (liability)	$156	$(554)
In assessing the realizability of the Company's deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income, to realize the NOL carryforwards. In 2008, the Company established a full valuation allowance against the Company's U.S. deferred tax asset, and although the Company has achieved cumulative of U.S. pre-tax earnings based on a rolling three year window the Company has not achieved a level of sustained profitability that would, in the Company's judgement, support the release of the valuation allowance. Management believes the full valuation allowance is still appropriate as of December 31, 2024 and 2023. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2024, 2023, and 2022.

The Company's federal NOL carryforwards consist of $108.6 million from existing business along with $71.5 million of acquired NOL carryforwards. None of these NOL carryforwards have an expiration date. The Company's foreign NOL carryforwards consist of $63.0 million of acquired NOL carryforwards. These foreign NOL carryforwards do not have an expiration date. The Company's state NOL carryforwards consist of $33.9 million from existing business along with $4.0 million of acquired NOL carryforwards. The state NOL carryforwards have expirations as follows:

Year of Expiration	NOLs
2026 - 2040	$14,122
2041 - 2046	13,442
Non-Expiring	10,294
$37,858
The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 that limit the annual amount of federal and state NOL carryforwards that can be used in any given year in the event a significant change in ownership. The Company does not believe that there is a Section 382 limitation that will impair the Company's future ability to utilize NOLs to offset the Company's future taxable income. The Company continues to review ownership changes on an annual basis and the Company does not believe it has had a subsequent ownership change that would impact the NOLs. The Company acquired 382 limited NOL carryforwards as part of its acquisition of Sherlock. These NOL carryforwards have no expiration date.
In January 2022, approximately $65.0 million was repatriated from the Company's Canadian subsidiary as a one-time event. Associated with this repatriation the Company paid $1.7 million in Canadian withholding tax which is included in the Company's foreign income tax expense within the table further above. It is still the Company's intention to continue to permanently reinvest the historical undistributed earnings of the Company's foreign subsidiary to the extent that the Company will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers. As such, deferred taxes have not been recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2024.
As of December 31, 2024, the Company's gross unrecognized tax benefits totaled $0.3 million, and based upon the valuation allowance for the Company's U.S. operations, the recognition of any tax benefit would not impact the Company's effective tax rate. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were immaterial in 2024, 2023, and 2022. As a result of the Company's NOL carryforward position, the Company has been subject to audit by the Internal Revenue Service since the Company's inception, as well as by several jurisdictions for the years ended September 30, 1998 through December 31, 2024.
The reconciliation of the Company's unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at January 1	$304	$373	$805
Additions for tax positions of prior periods	29	—	1
Reductions for tax positions of prior periods	—	(69)	(433)
Balance at December 31	$333	$304	$373
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
As of December 31, 2024, 5,412 shares were available for future grants under the Stock Plan.
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
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2024	2023	2022
Risk-free interest rate (1)	4.14%	4.23%	1.65%
Expected dividend yield	—	—	—
Expected stock price volatility (2)	53%	51%	50%
Expected life of stock options (in years) (2)	5	5	5
(1)Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of the Company's stock options.
(2)Based upon historical experience.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $3.68, $3.24 and $4.15, respectively.
Compensation expense recognized in the financial statements related to stock options was $1.4 million, $1.3 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $38.4 thousand, $43.0 thousand, and $4.0 thousand, respectively.
The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2024	2,070	$9.27
Granted	595	6.99
Exercised	(32)	6.70
Expired	(188)	11.19
Forfeited	(208)	7.20
Outstanding on December 31, 2024	2,237	$8.73	6.33	$—
Vested or expected to vest as of December 31, 2024	2,198	$8.72	6.44	$—
Exercisable on December 31, 2024	1,389	$9.79	4.91	$—
As of December 31, 2024, there was $2.6 million of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.6 years.
Net cash proceeds from the exercise of stock options were $0.2 million, $0.3 million and $0.02 million for the years ended December 31, 2024, 2023, and 2022, respectively. As a result of the Company's net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$4.26 - $6.82	578	7.35	$5.98	285	$6.02
$7.13 - $10.69	1,277	6.51	7.89	728	8.21
$12.90 - $19.34	334	4.33	14.87	329	14.86
$21.64 - $32.46	48	2.78	$21.65	47	$21.65
	2,237	6.33	$8.73	1,389	$9.79
The Stock Plan also permits the Company to grant restricted shares and restricted units of the Company's common stock to eligible employees, including officers, and the Company's outside directors. Generally, these shares or units are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Company's Compensation Committee or Board of Directors. The market value of these shares and units at the date of grant is recognized on a straight-line basis over the period during which the vesting restrictions lapse. Compensation cost of $6.9 million, $7.6 million and $9.2 million related to restricted shares was recognized during the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes restricted stock award and restricted stock units activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2024	2,521	$6.04
Granted	875	6.84
Vested	(1,604)	5.81
Forfeited	(98)	7.37
Issued and unvested, December 31, 2024	1,694	$6.60
Issued and expected to vest, December 31, 2024	1,694	$6.60
As of December 31, 2024, there was $6.0 million of unrecognized compensation expense related to unvested restricted stock awards and unvested restricted stock units that is expected to be recognized over a weighted average period of 1.7 years.
In connection with the vesting of restricted shares during the years ended December 31, 2024, 2023, and 2022, the Company purchased and immediately retired 617, 262 and 241 shares with aggregate values of $3.4 million, $1.4 million and $1.6 million, respectively, in satisfaction of minimum tax withholding and exercise obligations.
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

Compensation cost of $3.6 million, $1.8 million and $0.9 million related to the PSUs was recognized during the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2024	991	$6.52
Granted (1)	519	8.87
Performance adjustment (2)	18	N/A
Vested	(74)	10.99
Forfeited	—	—
Issued and unvested, December 31, 2024	1,454	$7.19
Issued and expected to vest, December 31, 2024	1,454	$7.19
(1)Grant activity for all PSUs disclosed at target.
(2)Reflects the performance adjustment based on actual performance measured at the end of the performance period.
As of December 31, 2024, there was $5.3 million of unrecognized compensation expense related to unvested performance stock units that is expected to be recognized over a weighted average period of 1.7 years.
In connection with the vesting of performance stock units during the year ended December 31, 2024, 2023 and 2022, the Company purchased and immediately retired 23, 86, and 88 shares with aggregate values of $0.2 million, $0.5 million and $0.6 million, respectively.
Share Repurchase Program
On August 5, 2008, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is permitted to acquire up to $25.0 million of the Company's outstanding common shares. No shares were purchased and retired during the years ended December 31, 2024, 2023, and 2022.
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

13.    BUSINESS SEGMENT INFORMATION:
The Company is organized on the basis of products and services into a single reportable segment. All products and services reside under the same reporting hierarchy. Historically, there was separate management leading the Company's Diagnostics and Molecular Solutions businesses. In February 2023, the Company announced a corporate restructuring to combine the commercial and innovation teams across the Diagnostics and Molecular Solutions businesses into one operating segment with sales, marketing, product development and research teams covering all product lines and reporting to a Chief Product Officer ("CPO").
The Company's reportable segment derives its revenues from the sale of diagnostics products and sample management solutions, as described in Note 2 Summary of Significant Accounting Policies. As the Company has only one reportable segment, there are no inter-segment sales or transfers.
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM uses consolidated net income (loss) as reported in the consolidated statement of operations as the primary measure of the reportable segment's profit or loss. The CODM uses consolidated net income (loss) to assess the performance of the segment and make decisions about resource allocation. Consolidated gross profit and consolidated operating income (loss), as reported in the consolidated statement of operations, are also used by the CODM as measures of segment profit or loss. The CODM uses gross profit to assess the impact of the Company's efforts to achieve manufacturing efficiencies and consolidate its production activities. The CODM uses operating income (loss) to assess the impact of the Company's recent restructurings, reduction in workforce, and efforts to streamline its operations to achieve cost savings. The CODM uses consolidated total assets as the measure of segment assets, as reported on the consolidated balance sheet.
The accounting policies of the Company's reportable segment are the same as those described in Note 2 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	December 31,
	2024	2023
United States	$40,286	$48,311
United Kingdom	12,849	—
Canada	5,468	8,777
Other regions	89	1,178
	$58,692	$58,266

The following table represents reported segment revenues, segment profit (loss), and significant segment expenses:

	For the Years Ended December 31,
	2024	2023	2022
Net revenues	$185,827	$405,472	387,479
Cost of products and services sold (3)	106,437	233,820	239,041
Gross profit	79,390	171,652	148,438
Research and development (3)	26,047	33,728	36,237
Sales and marketing (3)	30,986	36,319	49,238
General and administrative (3)	46,215	58,191	68,206
Loss on impairments	4,392	10,829	17,101
Change in the estimated fair value of acquisition-related contingent consideration	—	(99)	(188)
Operating (loss) income	(28,250)	32,684	(22,156)
Other (expense) income (1)	(380)	17,836	3,453
Interest revenue	11,469	5,862	1,569
Other segment items (2)	1,160	(124)	1,459
(Loss) income before income taxes	(16,001)	56,258	(15,675)
Income tax expense	1,799	2,603	1,458
Loss on equity investment	(1,700)	—	—
Net (loss) income	$(19,500)	$53,655	$(17,133)
(1) Includes $12.8 million of excess profits recognized on government contracts in 2023.
(2) Includes interest expense and foreign currency gains (losses).
(3) The following tables represent additional significant segment expense categories:

	For the Years Ended December 31,
	2024	2023	2022
Stock-based Compensation
Cost of products and services sold	$734	$564	$334
Research and development	839	1,159	1,128
Sales and marketing	1,129	1,181	1,702
General and administrative	9,219	7,826	8,458
	$11,920	$10,729	$11,622

	For the Years Ended December 31,
	2024	2023	2022
Depreciation and Amortization
Cost of products and services sold	$6,343	$15,311	$9,230
Research and development	1,029	1,208	1,098
Sales and marketing	189	571	630
General and administrative	3,311	3,846	4,350
	$10,872	$20,936	$15,308

14.     BUSINESS COMBINATIONS:
Sherlock Biosciences
On December 19, 2024, the Company acquired all of the outstanding stock of Sherlock, pursuant to the terms of a merger agreement (the "Merger Agreement"). The Company began operating this entity as of the December 19, 2024 closing date.
The primary reason for the acquisition is Sherlock's first test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) is in clinical studies and is expected to be submitted to the FDA for approval by the end of 2025. Subject to regulatory approvals, this test is expected to expand the Company's portfolio for rapid diagnostics for sexually transmitted infections.
The initial aggregate purchase price of this transaction was funded with cash on had as shown below:

Milestone contingent consideration	$15,910
Royalty based contingent consideration	7,000
Cash paid to Sherlock	5,000
Legal expenses	389
Insurance policy expense	50
Initial aggregate purchase price	$28,349
Pursuant to the Merger Agreement, the Company agreed to pay up to $20.0 million of contingent consideration based on the achievement of a regulatory milestone on or before December 31, 2026 as defined in the Merger Agreement. The fair value of this milestone metric contingent consideration was $15.9 million. The range of outcome for the milestone contingent consideration is $0.0 million to $20.0 million. Also, there is a mid-single digits quarterly royalty fee based on future sales until 2034 as defined in the Merger Agreement, which was fair valued as part of contingent consideration. The estimated acquisition-date fair value of the royalty fee acquisition-related contingent consideration was $7.0 million. The range of outcome for the royalty payment cannot be determined due to the fact its based on future sales associated with the acquired in-process research and development technology through 2034 and thus does not have an upper limit.
During the year ended December 31, 2024, the Company incurred a total of $1.0 million of acquisition related costs, including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Other current assets	$2,570
Property, plant, and equipment, net	9,244
Other noncurrent assets	462
Operating right-of-use assets	4,080
In-process research and development technology intangible asset	17,000
Goodwill	6,382
Total assets acquired	39,738
Liabilities Assumed
Accounts payable	2,449
Current liabilities	3,621
Deferred revenue	1,641
Operating lease liability	4,080
Total liabilities assumed	11,791
Net Assets Acquired	27,947
Estimated fair value of contingent consideration	(22,910)
Net Cash Paid (net of cash acquired of $402)	$5,037
The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimate fair values. The identifiable intangible assets included in-process research and development technology ("IPR&D Technology"), which is an indefinite lived asset.
The Company, with the assistance of an independent valuation specialist, assessed the fair value of the assets and contingent consideration of Sherlock. The income approach was used to value the acquired intangibles and the fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 fair value measurements. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money.
The regulatory milestone scenario based model was used to value the assumed milestone contingent consideration, were primarily based on significant unobservable inputs and are considered Level 3 fair value measurements. The regulatory milestone scenario based model estimates fair value for contingent consideration based on the probability of on the achievement of a certain milestone as defined under the agreements and the discount rate.
The fair value of contingent payments approach was used to value the royalty based contingent consideration, were primarily based on significant unobservable inputs and are considered Level 3 fair value measurements. The fair value of contingent payments approach were primarily based on projected cash flows, probability of on the achievement of a regulatory milestone as defined under the agreements, and discount rate.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company believes the goodwill related to the acquisition was a result of Sherlock providing a product offering that will enable the Company to leverage those products with existing and new customers. The goodwill is not deductible for income tax purposes.

The Company continues to evaluate the fair value of certain assets acquired and liabilities assumed. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

Revenues from Sherlock primarily consist of grant revenues for research and development purposes. Effective as of December 19, 2024, the financial results of Sherlock are included in the consolidated financial results of the Company. For the year ended December 31, 2024, consolidated net revenues include revenues associated with Sherlock of $78.0 thousand and consolidated results from operations include a net loss of $255.4 thousand generated since the acquisition date.

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the Sherlock acquisition as if it had been consummated as of January 1, 2023. The unaudited pro forma results include, depreciation of the acquired property plant and equipment and the estimated tax effect of adjustments to income before income taxes but do not include changes in the fair value of the Company's contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2023.

	For the Years Ended December 31,
	2024	2023
Net revenues	$188,126	$406,381
Net income (loss)	$(41,459)	$7,992

15.     COMMITMENTS AND CONTINGENCIES:
Purchase Commitments
As of December 31, 2024, the Company had a manufacturing agreement with a third party vendor requiring a minimum purchase commitment. If the minimum commitment is not achieved, the Company will be required to make annual penalty payments over the next year. Based on current forecasts, these penalties aggregate to approximately $0.3 million and are accrued for in the consolidated balance sheet. These estimated penalties can fluctuate based on changes in forecasted demand.
The table below represents an estimate of future purchases under the agreement (in thousands):

2025	$1,443
2026	—
2027	—
2028	—
2029	—
$1,443
Collaborations
Sherlock has an active third-party license agreement entered into in order to advance and obtain technologies and services related to the business. Under this license, the Company is required to make up to $2.3 million of cash payments upon the achievement of certain scientific and commercial milestones as well as low single digit royalty payments on product sales. No milestone payments have been made as of December 31, 2024. The Company has the right to terminate the license for any reason. Unless otherwise terminated, the license terminates upon the expiration of the last to expire valid claim.
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's future financial position or results of operations.
Spectrum Patent Litigation
In March 2021, the Company filed a complaint against Spectrum Solutions, LLC (“Spectrum”) in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum filed an answer asserting that its device does not infringe the Company’s patent and that the Company’s patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company's amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office (“PTO”), which was granted by the PTO. The District Court issued multiple pretrial orders, resolving the infringement, antitrust, and inequitable conduct claims without trial. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations, finding that if such an amendment were allowed, Spectrum’s claims would not survive a motion for summary judgment. Spectrum thereafter withdrew its antitrust and inequitable conduct counterclaims. Spectrum did not appeal the District Court's denial of its motion to amend. The Company appealed the grant of summary judgment to the Court of Appeals on June 8, 2023. On February 14, 2025, the Court of Appeal affirmed the District Court’s judgment. The Company is considering its appellate options. On February 7, 2024, the PTO issued a Final Written Decision regarding the second patent in the litigation, holding that claims 1, 3–8, 11, and 12 of U.S. Patent No. 11,002,646 B2 are unpatentable. On March 8, 2024, the Company filed a Request for Rehearing by the Director of the PTO of the Final Written Decision. On March 27, 2024, the Company’s Request for Rehearing was denied. On September 15, 2023, Spectrum filed a separate petition for inter partes review of a third patent, which DNAG did not assert in the District Court. On March 26, 2024, the PTO issued a Decision Granting Institution of Inter Partes Review. On July 2, 2024, the Company filed a Motion to Amend the claims of the third patent and oral argument in this IPR took place on January 24, 2025. On February 19, 2025, the PTO issued a Final Written Decision regarding the third patent in the litigation, granting the Company's Motion to Amend as to cancelling the original claims, but denying the Company's Motion to Amend as to adding proposed substitute claims. The Company is considering its appellate options.
NowDiagnostics Litigation
On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025.
16.    RETIREMENT PLANS:
Substantially all of the Company's U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for the Company to match employee contributions up to $4.0 thousand per year. The Company contributed $1.2 million, $1.6 million and $1.8 million to the 401(k) Plan, net of forfeitures, in 2024, 2023, and 2022, respectively.
In addition to the Company's 401(k) plan, the Company offers a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. The Company also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2024 and 2023, the value of the assets associated with this plan was $0.7 million and $0.8 million, respectively, and is included in other current assets and other noncurrent assets in the Company's consolidated balance sheets. The Company's obligation related to the deferred compensation plan is included in accrued expenses and other noncurrent liabilities in the Company's consolidated balance sheets. As of December 31, 2024 and 2023, the Company's total obligation under this plan was $0.7 million and $0.8 million, respectively.
Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax preferred treatment with Canada Revenue Agency. The RRSP also provides for DNAG to match employee contributions up to $4.0 thousand CAD per year. The Company contributed $0.4 million, $0.4 million and $0.5 million to the RRSP in 2024, 2023, and 2022, respectively.