Form 10-Q
period 2025-03-31
ORASURE TECHNOLOGIES INC
filed 2025-05-07
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of May 2, 2025, the registrant had 74,800,131 shares of common stock, $0.000001 par value per share, outstanding.

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
•The Company's ability to effectively resolve warning letters, audit observations and other findings or comments from the U.S. Food and Drug Administration (the "FDA"), or other regulators;
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
•Uncertainty and costs of litigation relating to patents, trade secrets and other intellectual property;
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
•The impact of cybersecurity incidents and other disruptions involving our computer systems or those of our third-party IT service providers, suppliers and customers; and
•General political, business and economic conditions, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recession.
These and other factors that could affect the Company's results are discussed more fully under the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025, and in subsequent SEC filings. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this report and the Company undertakes no duty to update these statements, unless it is required to do so by law. If the Company does update one or more forward-looking statements, no inference should be drawn that it will make updates with respect to other forward-looking statements or that it will make any further updates to those forward-looking statements at any future time.
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

Item 1.    FINANCIAL STATEMENTS
ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$247,569	$267,763
Accounts receivable, net of allowance of $348 and $773	21,516	23,816
Inventories	35,677	34,197
Prepaid expenses	5,888	3,956
Other current assets	3,131	3,488
Total current assets	313,781	333,220
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation of $68,027 and $65,918	43,164	45,105
Operating right-of-use assets	12,998	13,442
Finance right-of-use assets	132	145
Intangible assets, net of accumulated amortization of $25,990 and $32,413	17,307	17,435
Goodwill	40,449	40,330
Investment in equity method investee	27,776	28,300
Deferred tax asset	540	156
Other noncurrent assets	1,460	1,526
Total noncurrent assets	143,826	146,439
TOTAL ASSETS	$457,607	$479,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,820	$8,173
Deferred revenue	2,510	2,961
Accrued expenses and other current liabilities	12,960	20,179
Finance lease liability	42	41
Operating lease liability	2,090	2,129
Total current liabilities	25,422	33,483
Noncurrent Liabilities:
Finance lease liability	102	113
Operating lease liability	11,968	12,321
Acquisition-related contingent consideration obligation	23,388	22,910
Other noncurrent liabilities	445	494
Total noncurrent liabilities	35,903	35,838
TOTAL LIABILITIES	61,325	69,321
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 75,114 and 74,598 shares issued and outstanding	—	—
Additional paid-in capital	539,875	538,129
Accumulated other comprehensive loss	(24,122)	(24,360)
Accumulated deficit	(119,471)	(103,431)
Total stockholders' equity	396,282	410,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,607	$479,659

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
NET REVENUES:
Products and services	$28,997	$53,779
Other	934	353
	29,931	54,132
COST OF PRODUCTS AND SERVICES SOLD	17,632	30,067
Gross profit	12,299	24,065
OPERATING EXPENSES:
Research and development	9,603	7,738
Sales and marketing	6,859	8,448
General and administrative	14,102	11,634
Loss on impairments	—	3,338
Change in the estimated fair value of acquisition-related contingent consideration	478	—
Gain on sale of assets	(993)	—
	30,049	31,158
Operating loss	(17,750)	(7,093)
OTHER INCOME	1,778	3,491
Loss before income taxes	(15,972)	(3,602)
INCOME TAX BENEFIT	(456)	(18)
LOSS ON EQUITY INVESTMENT	(524)	—
NET LOSS	$(16,040)	$(3,584)

LOSS PER SHARE:
BASIC	$(0.21)	$(0.05)
DILUTED	$(0.21)	$(0.05)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	74,867	73,947
DILUTED	74,867	73,947
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
NET LOSS	$(16,040)	$(3,584)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	238	(2,556)
COMPREHENSIVE LOSS	$(15,802)	$(6,140)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(16,040)	$(3,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	2,687	2,968
Depreciation and amortization	2,808	2,725
Loss on impairments	—	3,338
Other non-cash amortization	(37)	6
Provision for credit losses	(248)	(85)
Unrealized foreign currency loss (gain)	194	(119)
Interest expense on finance leases	2	7
Loss on equity investment	524	—
Deferred income taxes	(384)	53
Gain on sale of fixed assets	(780)	—
Change in the estimated fair value of acquisition-related contingent consideration	478	—
Changes in assets and liabilities:
Accounts receivable	2,413	6,199
Inventories	(1,482)	4,337
Prepaid expenses and other assets	(2,075)	603
Accounts payable	(726)	(68)
Deferred revenue	(451)	47
Accrued expenses and other liabilities	(6,616)	(9,688)
Net cash (used in) provided by operating activities	(19,733)	6,739
INVESTING ACTIVITIES:
Purchases of investments	—	(25,850)
Purchase of equity method investee	—	(28,333)
Proceeds from maturities and redemptions of investments	—	9,234
Proceeds from sale of assets	790	—
Purchases of property and equipment	(420)	(1,579)
Net cash provided by (used in) in investing activities	370	(46,528)
FINANCING ACTIVITIES:
Cash payments for finance lease liabilities	(12)	(50)
Proceeds from exercise of stock options	—	214
Withholding and retirement of common stock	(941)	(1,462)
Net cash used in financing activities	(953)	(1,298)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	122	(2,175)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,194)	(43,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,763	290,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,569	$247,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,796	$592
Non-cash investing and financing activities
Accrued property and equipment purchases	$163	$471
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
1.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Novosanis NV (“Novosanis”), and Sherlock Biosciences, Inc. ("Sherlock"). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations expected for the full year.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.
Change in Accounting Principle
During the three months ended March 31, 2025, the Company changed its methodology for valuing certain inventories to the average cost method from the first-in, first-out ("FIFO") cost method. The change was applicable to all inventories. The Company concluded that the average cost basis of accounting is preferable as it results in greater precision in the calculation of acquisition cost of inventory on the balance sheet. The effect of this change in accounting principle was immaterial. Therefore, retroactive application was not determined to be necessary and a cumulative adjustment of $.08 million was recorded in the statement of operations for the three months ended March 31, 2025.
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
The Company had no available-for-sale securities as of March 31, 2025 and December 31, 2024.
The Company maintains cash balances in the United States in excess of the federally insured limits. The Company periodically evaluates financial institutions and believe the risk of loss to be remote due to this evaluation.

Fair Value of Financial Instruments
As of March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		March 31,	December 31,
	Level	2025	2024
Guaranteed investment certificates	1	$66,538	$66,584
Contingent consideration	3	$23,388	$22,910
All of the Company's guaranteed investment certificates are measured as Level 1 instruments as of March 31, 2025.
Included in cash and cash equivalents at March 31, 2025 and December 31, 2024 was $66.5 million and $66.6 million, respectively, of guaranteed investment certificates.
Also included in cash and cash equivalents at March 31, 2025 and December 31, 2024 was $119.8 million and $118.5 million, respectively, invested in money market funds. These money market funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of its Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of March 31, 2025 and December 31, 2024 was $0.8 million and $0.7 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 financial instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
Contingent Consideration
As further discussed in Note 11, Business Combinations, the Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of two different tranches: milestone payments and royalty payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability achievement of a milestone of a regulatory approval.
The fair value methodology for royalty payments is based on a discounted cash flow model. Significant quantitative unobservable inputs are internally developed future expected cash flows, discount rate and probability achievement of a milestone of a regulatory approval. The royalty payments represent a mid-single digit percentage of the net sales through 2034 associated with the acquired in-process and research developed intangible asset.

There was an increase of $0.5 million in the fair value of the Company's contingent consideration from date of acquisition to March 31, 2025.
Equity Method Investee
In January 2024, the Company lead the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of March 31, 2025, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The investment in Sapphiros of $27.8 million as of March 31, 2025 is included in the investment in equity method investee line of the Company's balance sheet and is measured as a Level 3 investment. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's March 31, 2025 financial statements, the Company considered whether the carrying value of the investment in Sapphiros was impaired and concluded that no such impairment existed. The Company's investment in Sapphiros was valued at $28.3 million as of December 31, 2024.
Foreign Currency Transactions
Net foreign exchange gains and (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $(0.4) million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below (in thousands):

	Foreign Currency	Total
Balance at December 31, 2024	$(24,360)	$(24,360)
Other comprehensive gain	238	238
Balance at March 31, 2025	$(24,122)	$(24,122)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The purpose of the update was to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management determined the annual disclosures required under the new guidance will have a significant impact on the Company's consolidated financial statements.
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
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. The purpose of this update was to provide illustrative examples to demonstrate how an entity should apply guidance to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal periods. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management does not expect an impact on the Company's consolidated financial statements.

2.    Inventories (in thousands)

	March 31,	December 31,
	2025	2024
Raw materials	$16,228	$17,002
Work in process	1,193	420
Finished goods	18,256	16,775
	$35,677	$34,197
3.    Property, Plant and Equipment, net (in thousands)

	March 31,	December 31,
	2025	2024
Land	$1,118	$1,118
Buildings and improvements	38,719	36,152
Machinery and equipment	56,660	51,015
Computer equipment and software	11,995	11,502
Furniture and fixtures	1,621	1,621
Construction in progress	1,078	9,615
	111,191	111,023
Accumulated depreciation	(68,027)	(65,918)
	$43,164	$45,105

4.    Accrued Expenses and Other Current Liabilities (in thousands)

	March 31,	December 31,
	2025	2024
Payroll and related benefits	$5,810	$11,147
Professional fees	3,229	2,469
Sales tax payable	1,048	1,339
Other	2,873	5,224
	$12,960	$20,179

5.    Termination Benefits
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
$404
As of March 31, 2025, the Company had fully paid the $0.4 million related to the reduction in workforce. This reduction in workforce was completed by December 31, 2024.
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
As of March 31, 2025 the Company had $0.3 million accrued and had paid $1.3 million related to the reduction in workforce. No additional expense was incurred during the three months ended March 31, 2025. The Company expects this plan to be completed by September 2025.
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
As of March 31, 2025 the Company had $0.7 million accrued and had paid $0.5 million related to the reduction in workforce. No additional expense was incurred during the three months ended March 31, 2025. The Company expects this plan to be completed by the third quarter of 2026.

6.    Revenues
Revenues by Product Line. The following table represents total net revenues by product line (in thousands):

	For the Three Months Ended March 31,
	2025	2024
HIV	$12,900	$13,380
Sample Management Solutions (1)	9,110	10,822
HCV	4,333	3,000
Risk Assessment Testing (2)	1,420	2,080
Other product and services revenues (3)	773	496
COVID-19 (4)	461	23,128
Molecular Services	—	873
Net product and services revenues	$28,997	$53,779
Non-product and services revenues (5)	934	353
Net revenues	$29,931	$54,132
(1)Includes Genomics, Microbiome and Colli-Pee product revenues.
(2)Includes substance abuse testing product revenues.
(3)Includes Syphilis revenues.
(4)Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer (in thousands):

	For the Three Months Ended March 31,
	2025	2024
United States	$20,335	$45,211
Africa	7,189	5,704
Europe	1,637	1,602
Other regions	770	1,615
	$29,931	$54,132
Customer Concentration. The following table represents customer concentration risk:

	For the Three Months Ended March 31,
	2025	2024
Net Revenues
Non-commercial customer	N/A	40%

	March 31,	December 31,
	2025	2024
Accounts Receivable
Commercial customer (1)	15%	10%
Commercial customer (1)	11%	N/A
(1) Each commercial customer is different.

Vendor Concentration. The Company currently purchases certain products and critical components of its products from sole-supply vendors. If these vendors are unable or unwilling to supply the required components and products, the Company could be subject to increased costs and substantial delays in the delivery of its products to its customers. Third-party suppliers also manufacture certain products. The Company's inability to have a timely supply of any of these components and products could have a material adverse effect on its business, as well as its financial condition and results of operations.
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of March 31, 2025 and December 31, 2024 was comprised of customer prepayments of $2.5 million and $3.0 million, respectively.
The following table represents deferred revenue recognized:

	For the Three Months Ended March 31,
Deferred Revenue Recognized	2025	2024
Accrued at beginning of period	$771	$723
From current period	1,333	834
	$2,104	$1,557

7.    Income Taxes
The components of income tax expense benefit are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Federal income tax expense	$8	$—
State income tax expense (benefit)	9	(230)
Foreign income tax (benefit) expense	(473)	212
	$(456)	$(18)
During the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $0.5 million and $0.02 million, respectively. The three months ended March 31, 2025 net tax benefit increase is due to having a U.S. and foreign pretax loss in 2025 compared to a U.S. pretax loss and foreign pretax income for the three months ended March 31, 2024.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of the Company's total deferred tax asset as of March 31, 2025 and at December 31, 2024 relate to the tax effects of the basis difference of acquired intangible assets.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of March 31, 2025 and December 31, 2024.
8.    Income (Loss) Per Share
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
For the three months ended March 31, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 689 shares and 1,697 shares, respectively, were excluded from the computation of diluted loss per share.

9.    Stockholders’ Equity
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company did not repurchase any shares of the Company's common stock under the Repurchase Program during the three months ended March 31, 2025.
The reconciliation of the changes in stockholders' equity for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	593	—	—	—	—	—
Purchase and retirement of common shares	(194)	—	(1,462)	—	—	(1,462)
Stock-based compensation	—	—	2,968	—	—	2,968
Net loss	—	—	—	—	(3,584)	(3,584)
Currency translation adjustments	—	—	—	(2,556)	—	(2,556)
Balance at March 31, 2024	73,959	$—	$531,263	$(17,497)	$(87,515)	$426,251

10.    Business Segment Information
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
The Company's reportable segment derives its revenues from the sale of diagnostics products and sample management solutions, as described in Note 1 Summary of Significant Accounting Policies. As the Company has only one reportable segment, there are no inter-segment sales or transfers.
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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	March 31,	December 31,
	2025	2024
United States	$39,265	$40,286
United Kingdom	11,463	12,849
Canada	5,189	5,468
Other regions	377	89
	$56,294	$58,692

The following table represents reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended March 31,
	2025	2024
Net revenues	29,931	54,132
Cost of products and services sold (2)	17,632	30,067
Gross profit	12,299	24,065
Research and development (2)	9,603	7,738
Sales and marketing (2)	6,859	8,448
General and administrative (2)	14,102	11,634
Loss on impairments	—	3,338
Change in the estimated fair value of acquisition-related contingent consideration	478	—
Gain on sale of assets	(993)	—
Operating loss	(17,750)	(7,093)
Other (expense) income	(21)	271
Interest revenue	2,156	3,022
Other segment items (1)	(357)	198
Loss before income taxes	(15,972)	(3,602)
Income tax benefit	(456)	(18)
Loss on equity investment	(524)	—
Net loss	$(16,040)	(3,584)

(1) Includes interest expense and foreign currency gains (losses).
(2) The following tables represent additional significant segment expense categories:

	For the Three Months Ended March 31,
	2025	2024
Stock-based Compensation
Cost of products and services sold	$169	$151
Research and development	203	266
Sales and marketing	218	257
General and administrative	2,097	2,294
	$2,687	$2,968

	For the Three Months Ended March 31,
	2025	2024
Depreciation and Amortization
Cost of products and services sold	$1,389	$1,547
Research and development	485	242
Sales and marketing	27	48
General and administrative	907	888
	$2,808	$2,725

11.    Business Combinations
Sherlock Biosciences
On December 19, 2024, the Company acquired all of the outstanding stock of Sherlock, pursuant to the terms of a merger agreement (the "Merger Agreement"). The Company began operating this entity as of the December 19, 2024 closing date.
The primary reason for the acquisition was Sherlock's first test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG), which is in clinical studies and is expected to be submitted to the FDA for approval by the end of 2025. Subject to regulatory approvals, this test is expected to expand the Company's portfolio for rapid diagnostics for sexually transmitted infections.
The initial aggregate purchase price of this transaction was funded with cash on hand as shown in the table below:

Milestone contingent consideration	$15,910
Royalty based contingent consideration	7,000
Cash paid to Sherlock	5,000
Legal expenses	389
Insurance policy expense	50
Initial aggregate purchase price	$28,349
Pursuant to the Merger Agreement, the Company agreed to pay up to $20.0 million of contingent consideration based on the achievement of a regulatory milestone on or before December 31, 2026 as defined in the Merger Agreement. The fair value of the milestone contingent consideration was $15.9 million. The range of outcome for the milestone contingent consideration is zero to $20.0 million. There is also a mid-single digits quarterly royalty fee based on future sales until 2034 as defined in the Merger Agreement, the fair value of which was determined as part of the contingent consideration. The estimated acquisition-date fair value of the royalty fee acquisition-related contingent consideration was $7.0 million. The range of outcome for the royalty payment cannot be determined due to the fact it is based on future sales associated with the acquired in-process research and development technology through 2034 and thus does not have an upper limit.
During the year ended December 31, 2024, the Company incurred a total of $1.0 million of acquisition related costs, including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Other current assets	2,570
Property, plant, and equipment, net	9,244
Other noncurrent assets	462
Operating right-of-use assets	4,080
In-process research and development technology intangible asset	17,000
Goodwill	6,382
Total assets acquired	39,738
Liabilities Assumed
Accounts payable	2,449
Current liabilities	3,621
Deferred revenue	1,641
Operating lease liability	4,080
Total liabilities assumed	11,791
Net Assets Acquired	27,947
Estimated fair value of contingent consideration	(22,910)
Net Cash Paid (net of cash acquired of ($402)	$5,037
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
The income approach was used to value the royalty based contingent consideration, were primarily based on significant unobservable inputs and are considered Level 3 fair value measurements. The fair value of contingent payments approach were primarily based on projected cash flows, probability of on the achievement of a regulatory milestone as defined under the agreements, and discount rate.
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

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the Sherlock acquisition as if it had been consummated as of January 1, 2024. The unaudited pro forma results include depreciation of the acquired property plant and equipment and the estimated tax effect of adjustments to income before income taxes but do not include changes in the fair value of the Company's contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2024.

For the Three Months Ended March 31,
2024
Net revenues	$54,464
Net loss	$(14,338)

12.    Commitments and Contingencies
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company's future financial position or results of operations.

In March 2021, the Company filed a complaint against Spectrum Solutions, LLC (“Spectrum”) in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum filed an answer asserting that its device does not infringe the Company’s patent and that the Company’s patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company’s amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office (“PTO”), which was granted by the PTO. The District Court issued multiple pretrial orders, resolving the infringement, antitrust, and inequitable conduct claims without trial. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations, finding that if such an amendment were allowed, Spectrum’s claims would not survive a motion for summary judgment. Spectrum thereafter withdrew its antitrust and inequitable conduct counterclaims. Spectrum did not appeal the District Court’s denial of its motion to amend. The Company appealed the grant of summary judgment to the Court of Appeals on June 8, 2023. On February 14, 2025, the Court of Appeals affirmed the District Court’s judgment. The Court of Appeals mandate issued on March 24, 2025. On February 7, 2024, the PTO issued a Final Written Decision regarding the second patent in the litigation, holding that claims 1, 3–8, 11, and 12 of U.S. Patent No. 11,002,646 B2 are unpatentable. On March 8, 2024, the Company filed a Request for Rehearing by the Director of the PTO of the Final Written Decision. On March 27, 2024, the Company’s Request for Rehearing was denied. On September 15, 2023, Spectrum filed a separate petition for inter partes review of a third patent, which DNAG did not assert in the District Court. On March 26, 2024, the PTO issued a Decision Granting Institution of Inter Partes Review. On July 2, 2024, the Company filed a Motion to Amend the claims of the third patent and oral argument in this IPR took place on January 24, 2025. On February 19, 2025, the PTO issued a Final Written Decision regarding the third patent in the litigation, granting the Company’s Motion to Amend as to cancelling the original claims, but denying the Company’s Motion to Amend as to adding proposed substitute claims.

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. The trial is scheduled for March 9, 2026.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the Company's unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the Company's audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 7, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business and impact and potential impacts on its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, the Company's actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.
Business Overview
The Company's business consists of the development, manufacture, marketing and sale of simple, easy to use diagnostic products and specimen collection devices using the Company's proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. These products include tests for diseases including HIV, Hepatitis C, Syphilis, and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV and COVID-19 products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV product, as a self-test to individuals in a number of other countries, including as an oral swab in-home test for HIV-1 and HIV-2 in Europe.
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

Recent Developments
Risk Assessment Testing
In the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line which was expected to be completed in the second quarter of 2025. Sales of its risk assessment products contributed $1.4 million and $2.1 million to revenues during the three months ended March 31, 2025 and 2024, respectively. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.

Results of Operations
For the three months ended March 31, 2025 compared to March 31, 2024.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues (dollars in thousands) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$17,689	$16,380	8%	59%	30%
Sample Management Solutions (2)	9,110	10,822	(16)	30	20
Risk Assessment Testing (3)	1,420	2,080	(32)	5	3
COVID-19 Diagnostics	457	23,097	(98)	2	43
Other products and services (4)	321	527	(39)	1	1
Molecular Services	—	873	(100)	—	2
Net product and services revenues	28,997	53,779	(46)	97	99
Non-product and services revenues (5)	934	353	165	3	1
Net revenues	$29,931	$54,132	(45)%	100%	100%
(1)Includes HIV, HCV and Syphilis product revenues.
(2)Includes Genomics, Microbiome and Colli-Pee product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes COVID-19 Sample Management Solutions product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 45% to $29.9 million for the three months ended March 31, 2025 from $54.1 million for the three months ended March 31, 2024.
Sales of the Company's Diagnostics products increased 8% to $17.7 million for the three months ended March 31, 2025 from $16.4 million for the three months ended March 31, 2024. This increase in revenues is largely due to higher international HIV and HCV revenues of approximately $1.2 million primarily driven by customer ordering patterns. Sales of a syphilis product, which were first sold in the second quarter of 2024 are also partially responsible for the increase. This increase in revenues was offset by decrease in revenues under the CDC "Together Take me Home," HIV self-test program.
Sample Management Solutions revenues decreased 16% to $9.1 million for the three months ended March 31, 2025 from $10.8 million for the three months ended March 31, 2024. Sales of the Company's genomics products are being impacted by customer bankruptcy and economic pressures.
Risk assessment revenue decreased 32% to $1.4 million for the three months ended March 31, 2025 from $2.1 million for the three months ended March 31, 2024. The Company discontinued this line of business at the end of 2024 and business is winding down in early 2025.
COVID-19 Diagnostics revenues decreased 98% to $0.5 million for the three months ended March 31, 2025 compared to $23.1 million for the three months ended March 31, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this decline in revenue to continue throughout the remainder of 2025 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.
Molecular Services revenues, which are derived from the Company's microbiome molecular sequencing services, were zero during the three months ended March 31, 2025 compared to $0.9 million during the three months ended March 31, 2024. The decrease in services revenues was due to the Company's decision to exit this line of business in 2024.

Non-Product and Services Revenues
Non-product and services revenues increased 165% to $0.9 million for the three months ended March 31, 2025 from $0.4 million for the three months ended March 31, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the end of 2024.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin decreased to 41.1% for the three months ended March 31, 2025 from 44.5% for the three months ended March 31, 2024. The largest driver of the margin decline was driven by product mix of lower volume InteliSwab® sales that generate higher gross margins. Gross margin was also negatively impacted by the decrease in genomics sales that also generate higher gross margin coupled with increased international product sales which generate lower margins. This negative impact to gross margin was offset by improved overhead absorption and the termination of the microbiome molecular sequencing services business which historically dragged down the gross margin rate.
Consolidated operating loss for the three months ended March 31, 2025 was $17.8 million, a $10.7 million decline from the operating loss reported for the three months ended March 31, 2024. The increase in the operating loss reported in the first quarter of 2025 was largely a result of the lower revenues and lower gross margins generated on sales of the Company's products during the three months ended March 31, 2025.
Research and development expenses increased 24% to $9.6 million for the three months ended March 31, 2025 from $7.7 million for the three months ended March 31, 2024 largely due the additional R&D spend incurred by the newly acquired Sherlock companies.
Sales and marketing expenses decreased 19% to $6.9 million for the three months ended March 31, 2025 from $8.4 million for the three months ended March 31, 2024 due to lower spend on consulting fees and lower employee costs associated with a decrease in headcount.
General and administrative expenses increased 21% to $14.1 million for the three months ended March 31, 2025 from $11.6 million for the three months ended March 31, 2024 largely due an increase in legal fees and the additional general and administrative costs associated with the newly acquired Sherlock companies.
As discussed above in Recent Developments, the Company sold certain assets, including certain intellectual property, contracts, permits and equipment during the first quarter of 2025 related to it risk assessment product line. The Company recorded a $0.75 million gain on the sales of those assets in addition to the sale of other assets for an approximately $0.2 million gain.
During the first quarter of 2025, the Company recorded a non-cash adjustment of $0.5 million, reflecting the change in the estimated fair value of the Sherlock acquisition-related contingent consideration. The Sherlock acquisition was completed in December 2024 and there is no comparable amount in the first quarter of 2024.
All of the above contributed to the Company's operating loss of $17.8 million for the three months ended March 31, 2025, which included non-cash charges of $2.8 million for depreciation and amortization, and non-cash charges of $2.7 million for stock-based compensation. The Company's operating loss of $7.1 million for the three months ended March 31, 2024 included a non-cash impairment charge of $3.3 million, non-cash charges of $2.7 million for depreciation and amortization, and $3.0 million for stock-based compensation.
OTHER INCOME
Other income for the three months ended March 31, 2025 was $1.8 million compared to $3.5 million for the three months ended March 31, 2024 due to lower interest income and foreign currency gains.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $0.5 million and $0.02 million, respectively. The increase in the income tax benefit is largely due to a higher foreign income tax benefit as a result of higher projected foreign losses.

Liquidity and Capital Resources

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$247,569	$267,763
Working capital	288,359	299,737
The Company's cash and cash equivalents decreased to $247.6 million at March 31, 2025 from $267.8 million at December 31, 2024. The Company's Canadian subsidiary, DNAG, held $82.5 million or 33% of the $247.6 million in cash and cash equivalents.
The Company's working capital decreased to $288.4 million at March 31, 2025 from $299.7 million at December 31, 2024.
Analysis of the Company's Cash Flows
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $19.7 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net loss of $16.0 million included non-cash charges of depreciation and amortization expense of $2.8 million, stock-based compensation expense of $2.7 million, and other non-cash income of $0.3 million mostly consisting of a gain on the sale of assets offset by the non-cash adjustment to the contingent consideration liabilities. Cash used by the working capital accounts included an increase in inventory of $1.5 million due to the lower revenues and reduced shipments, an increase in prepaid expense and other current assets of $2.1 million due to foreign tax installment payments, and a decrease in accrued expenses of $6.6 million as the Company paid out year-end bonuses in March 2025. Cash provided by the working capital accounts included an decrease in accounts receivable of $2.4 million largely associated with lower overall sales and collections of balances due.
Investing Activities
Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2025, which was due to proceeds from sale of property and equipment offset by the acquisition of new property and equipment.
Financing Activities
Net cash used in financing activities was $1.0 million for the three months ended March 31, 2025, which was largely comprised of $0.9 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to the Company's employees.
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
A summary of the Company's obligations to make future payments under contracts existing at December 31, 2024 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there were no significant changes to this information.

Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. No material changes have been made to such critical accounting policies during the three months ended March 31, 2025.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2025. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Spectrum Patent Litigation

In March 2021, the Company filed a complaint against Spectrum Solutions, LLC (“Spectrum”) in the United States District Court for the Southern District of California alleging that certain saliva collection devices manufactured and sold by Spectrum infringe a patent held by DNAG. Spectrum filed an answer asserting that its device does not infringe the Company’s patent and that the Company’s patent is invalid. In August 2021, the Company amended its complaint to add a second patent to this litigation. Spectrum responded to the Company’s amended complaint and asserted counterclaims for inequitable conduct and antitrust violations with respect to one of the patents in the litigation and subsequently filed a request for review of the second patent at the Patent and Trademark Office (“PTO”), which was granted by the PTO. The District Court issued multiple pretrial orders, resolving the infringement, antitrust, and inequitable conduct claims without trial. First, the District Court granted Spectrum’s motion for summary judgment of noninfringement. Second, the Court denied Spectrum’s motion to supplement its allegations of alleged antitrust violations, finding that if such an amendment were allowed, Spectrum’s claims would not survive a motion for summary judgment. Spectrum thereafter withdrew its antitrust and inequitable conduct counterclaims. Spectrum did not appeal the District Court’s denial of its motion to amend. The Company appealed the grant of summary judgment to the Court of Appeals on June 8, 2023. On February 14, 2025, the Court of Appeals affirmed the District Court’s judgment. The Court of Appeals mandate issued on March 24, 2025. On February 7, 2024, the PTO issued a Final Written Decision regarding the second patent in the litigation, holding that claims 1, 3–8, 11, and 12 of U.S. Patent No. 11,002,646 B2 are unpatentable. On March 8, 2024, the Company filed a Request for Rehearing by the Director of the PTO of the Final Written Decision. On March 27, 2024, the Company’s Request for Rehearing was denied. On September 15, 2023, Spectrum filed a separate petition for inter partes review of a third patent, which DNAG did not assert in the District Court. On March 26, 2024, the PTO issued a Decision Granting Institution of Inter Partes Review. On July 2, 2024, the Company filed a Motion to Amend the claims of the third patent and oral argument in this IPR took place on January 24, 2025. On February 19, 2025, the PTO issued a Final Written Decision regarding the third patent in the litigation, granting the Company’s Motion to Amend as to cancelling the original claims, but denying the Company’s Motion to Amend as to adding proposed substitute claims.
NowDiagnostics Litigation

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. The trial is scheduled for March 9, 2026.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025, other than as set forth below.

Adding the following new risk factors:

Share Repurchases Could Increase the Volatility of the Trading Price of Our Common Stock and Diminish Our Cash Reserves, and We Cannot Guarantee That Our Stock Repurchase Program Will Enhance Long-Term Stockholder Value.

On March 21, 2025, our Board authorized the repurchase of up to $40.0 million in shares of our common stock pursuant to a stock repurchase program (the “Repurchase Program”). The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and can be modified, terminated or suspended at any time. Repurchases of shares of our common stock could affect the trading price of our common stock and increase volatility of such securities. Similarly, the future announcement of the modification, suspension or termination of the Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Repurchase Program, could result in a decrease in the trading price of our common stock. In addition, the Repurchase Program could have the impact of reducing our cash reserves, which may impact our ability to finance our growth, fund working capital, strategic acquisitions or business opportunities, and other general corporate purposes and execute our strategic plan. Although the Repurchase Program is intended to enhance long-term stockholder value, there can be no assurance that it will do so because the trading price of our common stock may decline below the levels at which we repurchased our shares and short-term stock price fluctuations could reduce the effectiveness of the Repurchase Program.

Disruptions at the FDA and Other Government Agencies Caused By Reduction in Staffing or Funding Shortages Could Hinder Their Ability to Hire and Retain Key Leadership and Other Personnel, Prevent New Products and Services From Being Developed or Commercialized In A Timely Manner, or Otherwise Prevent Those Agencies From Performing Normal Business Functions, Which Could Negatively Impact Our Business and Our Timelines.

Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA, the SEC or other regulatory authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines.

Supplementing the following risk factor:

Increasing Geopolitical and Economic Risk and Tariffs Could Negatively Affect Our Ability to Maintain Sales at Existing Levels.

The imposition of tariffs, non-tariff barriers, and other import and export restrictions have contributed to increased global economic uncertainty. For example, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. The new U.S. administration has indicated that it is considering broadly imposing tariffs, which could lead to corresponding punitive actions by countries with which the United States trades. These actions could make it more difficult for us to attract new customers, retain existing customers, continue to produce and source in an optimal manner, maintain our supply chain, or maintain sales at existing levels, both in the United States and in other countries. Geopolitical and economic risks, together with trade protectionism have increased over the past few years in many regions of the world, including in the United States. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1, 2)
January 1, 2025 - January 31, 2025	52,740	(3)	$3.78	—	$11,984,720
February 1, 2025 - February 28, 2025	50,009	(3)	$3.95	—	$11,984,720
March 1, 2025 - March 31, 2025	149,609	(3)	$3.63	—	$40,000,000
	252,358			—
(1)On August 5, 2008, the Company's Board of Directors approved a share repurchase program (the "Prior Repurchase Program") pursuant to which the Company was permitted to acquire up to $25.0 million of outstanding shares of the Company's common stock. This share repurchase program was discontinued on March 21, 2025. In March 2025, the Company's board of directors authorized a stock repurchase program (the “Repurchase Program”) effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of our common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of management through various methods in compliance with applicable state and federal securities laws. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2025.
(2)This column represents the amount that remains available under the $25.0 million Prior Repurchase Program, as of the period indicated. The Company has made no commitment to purchase any shares under this plan.
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

During the three months ended March 31, 2025, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

18.1*	Preferability Letter

101.INS	Inline XBRL Instance Document – the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page from Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).
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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: May 7, 2025	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: May 7, 2025	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)