Form 10-Q
period 2025-06-30
ORASURE TECHNOLOGIES INC
filed 2025-08-06
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 31, 2025, the registrant had 73,136,987 shares of common stock, $0.000001 par value per share, outstanding.

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

Item 1.    FINANCIAL STATEMENTS

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$234,578	$267,763
Accounts receivable, net of allowance of $329 and $773	25,900	23,816
Inventories	33,375	34,197
Prepaid expenses	3,336	3,956
Other current assets	4,249	3,488
Total current assets	301,438	333,220
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation of $71,100 and $65,918	42,155	45,105
Operating right-of-use assets	12,703	13,442
Finance right-of-use assets	181	145
Intangible assets, net of accumulated amortization of $27,234 and $32,413	17,266	17,435
Goodwill	41,745	40,330
Investment in equity method investee	26,974	28,300
Deferred tax asset	—	156
Other noncurrent assets	2,573	1,526
Total noncurrent assets	143,597	146,439
TOTAL ASSETS	$445,035	$479,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,380	$8,173
Deferred revenue	2,446	2,961
Accrued expenses and other current liabilities	14,395	20,179
Finance lease liability	62	41
Operating lease liability	2,086	2,129
Acquisition-related contingent consideration obligation	16,981	—
Total current liabilities	42,350	33,483
Noncurrent Liabilities:
Finance lease liability	133	113
Operating lease liability	11,844	12,321
Acquisition-related contingent consideration obligation	7,140	22,910
Other noncurrent liabilities	2,847	494
Total noncurrent liabilities	21,964	35,838
TOTAL LIABILITIES	64,314	69,321
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 73,735 and 74,598 shares issued and outstanding	—	—
Additional paid-in capital	537,256	538,129
Accumulated other comprehensive loss	(17,371)	(24,360)
Accumulated deficit	(139,164)	(103,431)
Total stockholders' equity	380,721	410,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,035	$479,659

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET REVENUES:
Products and services	$29,847	$53,949	$58,844	$107,728
Other	1,395	386	2,329	739
	31,242	54,335	61,173	108,467
COST OF PRODUCTS AND SERVICES SOLD	18,083	29,646	35,715	59,713
Gross profit	13,159	24,689	25,458	48,754
OPERATING EXPENSES:
Research and development	11,401	6,599	21,004	14,337
Sales and marketing	6,375	7,931	13,234	16,379
General and administrative	12,676	11,845	26,778	23,479
Loss on impairments	—	1,054	—	4,392
Change in the estimated fair value of acquisition-related contingent consideration	733	—	1,211	—
Gain on sale of assets	—	—	(993)	—
	31,185	27,429	61,234	58,587
Operating loss	(18,026)	(2,740)	(35,776)	(9,833)
OTHER INCOME	1,135	3,066	2,913	6,557
(Loss) income before income taxes and equity investment	(16,891)	326	(32,863)	(3,276)
INCOME TAX EXPENSE	2,000	381	1,544	363
LOSS BEFORE EQUITY INVESTMENT	(18,891)	(55)	(34,407)	(3,639)
LOSS ON EQUITY INVESTMENT	(802)	(560)	(1,326)	(560)
NET LOSS	$(19,693)	$(615)	$(35,733)	$(4,199)

LOSS PER SHARE:
BASIC	$(0.26)	$(0.01)	$(0.48)	$(0.06)
DILUTED	$(0.26)	$(0.01)	$(0.48)	$(0.06)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	74,541	74,159	74,703	74,127
DILUTED	74,541	74,159	74,703	74,127
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(19,693)	$(615)	$(35,733)	$(4,199)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	6,751	(1,134)	6,989	(3,690)
COMPREHENSIVE LOSS	$(12,942)	$(1,749)	$(28,744)	$(7,889)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(35,733)	$(4,199)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	5,852	6,290
Depreciation and amortization	5,334	5,331
Loss on impairments	—	4,392
Other non-cash amortization	(147)	(88)
Provision for credit losses	(296)	149
Unrealized foreign currency loss (gain)	470	(48)
Interest expense on finance leases	4	13
Loss on equity investment	1,326	560
Deferred income taxes	(820)	91
Gain on sale of fixed assets	(780)	—
Change in the estimated fair value of acquisition-related contingent consideration	1,211	—
Changes in assets and liabilities:
Accounts receivable	(1,563)	1,802
Inventories	1,009	9,220
Prepaid expenses and other assets	(683)	1,727
Accounts payable	(1,548)	(3,469)
Deferred revenue	(520)	(105)
Accrued expenses and other liabilities	(3,072)	(7,083)
Net cash (used in) provided by operating activities	(29,956)	14,583
INVESTING ACTIVITIES:
Purchases of investments	—	(53,244)
Purchase of equity method investee	—	(28,333)
Proceeds from maturities and redemptions of investments	—	43,908
Proceeds from sale of assets	790	—
Purchases of property and equipment	(2,356)	(3,196)
Net cash used in investing activities	(1,566)	(40,865)
FINANCING ACTIVITIES:
Cash payments for finance lease liabilities	(26)	(107)
Proceeds from exercise of stock options	—	214
Repurchase of common stock	(5,000)	—
Payment of taxes related to net share settlement of equity awards	(1,725)	(3,446)
Net cash used in financing activities	(6,751)	(3,339)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	5,088	(2,547)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,185)	(32,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,763	290,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,578	$258,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,579	$1,607
Non-cash investing and financing activities
Accrued property and equipment purchases	$182	$638
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
1.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Novosanis NV (“Novosanis”), and Sherlock Biosciences, Inc. ("Sherlock"). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations expected for the full year.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.
Change in Accounting Principle
Effective January 1, 2025, the Company changed its methodology for valuing certain inventories to the average cost method from the first-in, first-out ("FIFO") cost method. The change was applicable to all inventories. The Company concluded that the average cost basis of accounting is preferable as it results in greater precision in the calculation of acquisition cost of inventory on the balance sheet. The effect of this change in accounting principle was immaterial. Therefore, retroactive application was not determined to be necessary and a cumulative adjustment of $.08 million was recorded in the statement of operations for the six months ended June 30, 2025.
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
The Company had no available-for-sale securities as of June 30, 2025 and December 31, 2024.
The Company maintains cash balances in the United States in excess of the federally insured limits. The Company periodically evaluates financial institutions and believe the risk of loss to be remote due to this evaluation.

Fair Value of Financial Instruments
As of June 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		June 30,	December 31,
	Level	2025	2024
Guaranteed investment certificates	1	$68,447	$66,584
Contingent consideration:	3
Current portion		16,981	—
Long-term portion		7,140	22,910
		$24,121	$22,910
All of the Company's guaranteed investment certificates are measured as Level 1 instruments as of June 30, 2025.
Included in cash and cash equivalents at June 30, 2025 and December 31, 2024 was $68.4 million and $66.6 million, respectively, of guaranteed investment certificates.
Also included in cash and cash equivalents at June 30, 2025 and December 31, 2024 was $121.1 million and $118.5 million, respectively, invested in money market funds. These money market funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of its Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and company stock. The fair value of the plan assets as of June 30, 2025 and December 31, 2024 was $0.5 million and $0.7 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 financial instruments. The fair value of plan assets is included in both current assets and noncurrent assets with the same amount included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
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

There was an increase of $1.2 million in the fair value of the Company's contingent consideration from date of acquisition to June 30, 2025.
Equity Method Investee
In January 2024, the Company lead the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of June 30, 2025, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The investment in Sapphiros of $27.0 million as of June 30, 2025 is included in the investment in equity method investee line of the Company's balance sheet and is measured as a Level 3 investment. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's June 30, 2025 financial statements, the Company considered whether the carrying value of the investment in Sapphiros was impaired and concluded that no such impairment existed. The Company's investment in Sapphiros was valued at $28.3 million as of December 31, 2024.
Foreign Currency Transactions
Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $(0.9) million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.
Net foreign exchange gains (losses) resulting from foreign currency transactions for the six months ended June 30, 2025 and 2024 were $(1.3) million and $0.3 million respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below (in thousands):

	Foreign Currency	Total
Balance at December 31, 2024	$(24,360)	$(24,360)
Other comprehensive gain	6,989	6,989
Balance at June 30, 2025	$(17,371)	$(17,371)
Uncertain Tax Positions

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when tax positions is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statures. The assessment of an uncertain tax position requires significant judgement.
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

2.    Inventories (in thousands)

	June 30,	December 31,
	2025	2024
Raw materials	$15,334	$17,002
Work in process	559	420
Finished goods	17,482	16,775
	$33,375	$34,197
3.    Property, Plant and Equipment, net (in thousands)

	June 30,	December 31,
	2025	2024
Land	$1,118	$1,118
Buildings and improvements	39,076	36,152
Machinery and equipment	57,527	51,015
Computer equipment and software	12,337	11,502
Furniture and fixtures	1,660	1,621
Construction in progress	1,537	9,615
	113,255	111,023
Accumulated depreciation	(71,100)	(65,918)
	$42,155	$45,105

4.    Accrued Expenses and Other Current Liabilities (in thousands)

	June 30,	December 31,
	2025	2024
Payroll and related benefits	$9,028	$11,147
Professional fees	1,564	2,469
Sales tax payable	1,089	1,339
Other	2,714	5,224
	$14,395	$20,179

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
$404
As of June 30, 2025, the Company had fully paid the $0.4 million related to the reduction in workforce. This reduction in workforce was completed by December 31, 2024.
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
$1,652
As of June 30, 2025 the Company had $0.3 million accrued and had paid $1.4 million related to the reduction in workforce. No additional expense was incurred during the six months ended June 30, 2025. The Company expects this plan to be completed by September 2025.
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
As of June 30, 2025 the Company had $0.5 million accrued and had paid $0.7 million related to the reduction in workforce. No additional expense was incurred during the six months ended June 30, 2025. The Company expects this plan to be completed by the third quarter of 2026.

6.    Revenues
Revenues by Product Line. The following table represents total net revenues by product line (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
HIV	$14,398	$13,652	$27,298	$27,032
Sample Management Solutions (1)	9,855	12,609	18,965	23,431
HCV	4,126	4,734	8,459	7,734
Risk Assessment Testing (2)	446	2,308	1,866	4,352
Other product and services revenues (3)	994	897	1,767	1,429
COVID-19 (4)	28	18,939	489	42,067
Molecular Services	—	810	—	1,683
Net product and services revenues	$29,847	$53,949	$58,844	$107,728
Non-product and services revenues (5)	1,395	386	2,329	739
Net revenues	$31,242	$54,335	$61,173	$108,467
(1)Includes Genomics, Microbiome and Colli-Pee® product revenues.
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
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
United States	$19,852	$44,386	$40,187	$89,597
Africa	8,027	6,366	15,216	12,070
Europe	2,117	2,164	3,754	3,766
Other regions	1,246	1,419	2,016	3,034
	$31,242	$54,335	$61,173	$108,467
Customer Concentration. The following table represents customer concentration risk:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenues
Non-commercial customer	N/A	33%	N/A	37%

			June 30,	December 31,
			2025	2024
Accounts Receivable
Commercial customer			19%	10%

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
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of June 30, 2025 and December 31, 2024 was comprised of customer prepayments of $2.4 million and $3.0 million, respectively.
The following table represents deferred revenue recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Deferred Revenue Recognized	2025	2024	2025	2024
Accrued at beginning of period	$974	$774	$1,461	$1,194

7.    Income Taxes
The components of income tax expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Federal income tax expense	$157	$—	$165	$—
State income tax expense (benefit)	2,394	3	2,403	(228)
Foreign income tax (benefit) expense	(551)	378	(1,024)	591
	$2,000	$381	$1,544	$363
During the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $2.0 million and $0.4 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $1.5 million and $0.4 million, respectively. The net tax expense increase in both periods is largely due to recording an uncertain tax position for certain tax matters, including penalties and interest.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of the Company's total deferred tax asset as of June 30, 2025 and at December 31, 2024 relate to the tax effects of the basis difference of acquired intangible assets.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of June 30, 2025 and December 31, 2024.
As of December 31, 2024 and June 30, 2025, uncertain tax positions were approximately $0.0 million and $2.5 million. The Company’s uncertain tax position relates to U.S. federal and other jurisdictions. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. Any assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code which may result in changes to the Company’s income tax expense. The Company is currently evaluating the impacts of the OBBBA but does not believe that changes in tax law will materially affect the Company’s operating performance or financial position.
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
For the three months ended June 30, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 581 shares and 1,010 shares, respectively, were excluded from the computation of diluted loss per share.
For the six months ended June 30, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 618 shares and 1,333 shares, respectively, were excluded from the computation of diluted loss per share.

9.    Stockholders’ Equity
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company repurchased 1.8 million shares of its common stock under the Repurchase Program during the six months ended June 30, 2025.
The reconciliation of the changes in stockholders' equity for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282
Vesting of restricted stock and performance stock units	713	—	—	—	—	—
Purchase and retirement of common shares	(271)	—	(784)	—	—	(784)
Stock-based compensation	—	—	3,165	—	—	3,165
Repurchase of common stock	(1,821)	—	(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(19,693)	(19,693)
Currency translation adjustments	—	—	—	6,751	—	6,751
Balance at June 30, 2025	73,735	$—	$537,256	$(17,371)	$(139,164)	$380,721

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	593	—	—	—	—	—
Purchase and retirement of common shares	(194)	—	(1,462)	—	—	(1,462)
Stock-based compensation	—	—	2,968	—	—	2,968
Net loss	—	—	—	—	(3,584)	(3,584)
Currency translation adjustments	—	—	—	(2,556)	—	(2,556)
Balance at March 31, 2024	73,959	$—	$531,263	$(17,497)	$(87,515)	$426,251
Vesting of restricted stock and performance stock units	1,033	—	—	—	—	—
Purchase and retirement of common shares	(424)	—	(1,984)	—	—	(1,984)
Stock-based compensation	—	—	3,322	—	—	3,322
Net loss	—	—	—	—	(615)	(615)
Currency translation adjustments	—	—	—	(1,134)	—	(1,134)
Balance at June 30, 2024	74,568	$—	$532,601	$(18,631)	$(88,130)	$425,840

10.    Business Segment Information
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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	June 30,	December 31,
	2025	2024
United States	$38,418	$40,286
United Kingdom	11,037	12,849
Canada	5,237	5,468
Other regions	347	89
	$55,039	$58,692

The following table represents reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	31,242	54,335	61,173	108,467
Cost of products and services sold (2)	18,083	29,646	35,715	59,713
Gross profit	13,159	24,689	25,458	48,754
Research and development (2)	11,401	6,599	21,004	14,337
Sales and marketing (2)	6,375	7,931	13,234	16,379
General and administrative (2)	12,676	11,845	26,778	23,479
Loss on impairments	—	1,054	—	4,392
Change in the estimated fair value of acquisition-related contingent consideration	733	—	1,211	—
Gain on sale of assets	—	—	(993)	—
Operating (loss) income	(18,026)	(2,740)	(35,776)	58,587
Other (expense) income	—	(43)	(16)	241
Interest revenue	2,073	3,031	4,228	6,052
Other segment items (1)	(938)	78	(1,299)	264
(Loss) income before income taxes	(16,891)	326	(32,863)	(3,276)
Income tax expense	2,000	381	1,544	363
Loss on equity investment	(802)	(560)	(1,326)	(560)
Net loss	$(19,693)	(615)	(35,733)	(4,199)

(1) Includes interest expense and foreign currency gains (losses).
(2) The following tables represent additional significant segment expense categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based Compensation
Cost of products and services sold	$207	$193	$376	$344
Research and development	279	264	482	530
Sales and marketing	217	313	435	570
General and administrative	2,462	2,552	4,559	4,846
	$3,165	$3,322	$5,852	$6,290

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and Amortization
Cost of products and services sold	$1,060	$1,507	$2,449	$3,054
Research and development	569	243	1,054	485
Sales and marketing	30	47	57	95
General and administrative	868	809	1,775	1,697
	$2,526	$2,606	$5,334	$5,331

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Net revenues	$54,575	$109,038
Net loss	$(9,865)	$(24,203)

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

Recent Developments
Risk Assessment Testing
In the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line which was completed in the second quarter of 2025. Sales of its risk assessment products contributed $0.4 million and $2.3 million to revenues during the three months ended June 30, 2025 and 2024, respectively. Sales of its risk assessment products contributed $1.9 million and $4.4 million to revenues during the six months ended June 30, 2025 and 2024, respectively. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.

Results of Operations
For the three months ended June 30, 2025 compared to June 30, 2024.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues (dollars in thousands) for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$19,222	$18,746	3%	62%	35%
Sample Management Solutions (2)	9,855	12,609	(22)	32	23
Risk Assessment Testing (3)	446	2,308	(81)	1	3
Other products and services (4)	296	542	(45)	1	1
COVID-19 Diagnostics	28	18,934	(100)	—	35
Molecular Services	—	810	(100)	—	1
Net product and services revenues	29,847	53,949	(45)	96	98
Non-product and services revenues (5)	1,395	386	261	4	2
Net revenues	$31,242	$54,335	(43)%	100%	100%
(1)Includes HIV, HCV, Syphilis, and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes COVID-19 Sample Management Solutions product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 43% to $31.2 million for the three months ended June 30, 2025 from $54.3 million for the three months ended June 30, 2024.
Sales of the Company's Diagnostics products increased 3% to $19.2 million for the three months ended June 30, 2025 from $18.7 million for the three months ended June 30, 2024. This increase in revenues is largely due to higher international HIV revenues of approximately $1.3 million primarily driven by customer ordering patterns. Sales of a syphilis product, which were first sold in the second quarter of 2024 are also partially responsible for the increase. This increase in revenues was partially offset by decrease in domestic revenues of the Company's HIV product and a decline in international HCV revenues.
Sample Management Solutions revenues decreased 22% to $9.9 million for the three months ended June 30, 2025 from $12.6 million for the three months ended June 30, 2024. Sales of the Company's genomics products are being impacted by a large customer's bankruptcy proceedings.
Risk assessment revenue decreased 81% to $0.4 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. The Company discontinued this line of business at the end of 2024 and business is winding down in early 2025.
COVID-19 Diagnostics revenues decreased 100% to $0.03 million for the three months ended June 30, 2025 compared to $18.9 million for the three months ended June 30, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this level of revenue to continue throughout the remainder of 2025 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.
Molecular Services revenues, which are derived from the Company's microbiome molecular sequencing services, were zero during the three months ended June 30, 2025 compared to $0.8 million during the three months ended June 30, 2024. The decrease in services revenues was due to the Company's decision to exit this line of business in 2024.

Non-Product and Services Revenues
Non-product and services revenues increased 261% to $1.4 million for the three months ended June 30, 2025 from $0.4 million for the three months ended June 30, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the end of 2024.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin decreased to 42.1% for the three months ended June 30, 2025 from 45.4% for the three months ended June 30, 2024. The largest driver of the margin decline was a negative product mix driven by lower InteliSwab® sales that generate higher gross margins, lower genomics sales that also generate higher gross margins, and higher international product sales which generate lower margins. The termination of the microbiome molecular sequencing services business which historically dragged down the gross margin rate helped to improve the gross margin rate during the quarter. Higher scrap expense also contributed to the lower margins in the quarter but was partially offset by improved overhead absorption as the Company brings more production in-house to its Opus Way facility.
Consolidated operating loss for the three months ended June 30, 2025 was $18.0 million, a $15.3 million increase from the operating loss reported for the three months ended June 30, 2024. The increase in the operating loss reported in the second quarter of 2025 was largely a result of the lower revenues and lower gross margins generated on sales of the Company's products during the three months ended June 30, 2025 coupled with the increase spend on clinical trials. Results for the three months ended June 30, 2025 included change in the estimated fair value of acquisition-related contingent consideration of $0.7 million.
Research and development expenses increased 73% to $11.4 million for the three months ended June 30, 2025 from $6.6 million for the three months ended June 30, 2024 largely due to higher spend incurred for clinical trials associated with the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device and additional R&D expense layered in from the newly acquired Sherlock companies.
Sales and marketing expenses decreased 20% to $6.4 million for the three months ended June 30, 2025 from $7.9 million for the three months ended June 30, 2024 due to decreased bad debt expense, lower employee costs associated with a decrease in headcount and a decrease in consulting costs.
General and administrative expenses increased 7% to $12.7 million for the three months ended June 30, 2025 from $11.8 million for the three months ended June 30, 2024 largely due an increase in legal fees and severance expense associated with an executive's departure.
During the three months ended June 30, 2025, the Company recorded a non-cash adjustment of $0.7 million, reflecting the change in the estimated fair value of the Sherlock acquisition-related contingent consideration. The Sherlock acquisition was completed in December 2024 and there is no comparable amount in the first quarter of 2024.
All of the above contributed to the Company's operating loss of $18.0 million for the three months ended June 30, 2025, which included non-cash charges of $3.2 million for stock-based compensation, $2.5 million for depreciation and amortization, and $0.7 million of change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $2.7 million for the three months ended June 30, 2024 included a non-cash impairment charge of $1.1 million, non-cash charges of $2.6 million for depreciation and amortization, and $3.3 million for stock-based compensation.
OTHER INCOME
Other income for the three months ended June 30, 2025 was $1.1 million compared to $3.1 million for the three months ended June 30, 2024 due to lower interest income and higher foreign currency losses.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $2.0 million and $0.4 million, respectively. The increase in the income tax expense is largely due to recording an uncertain tax position for certain tax matters, including penalties and interest.

Results of Operations
For the six months ended June 30, 2025 compared to June 30, 2024.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues (dollars in thousands) for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$36,911	$35,139	5%	60%	32%
Sample Management Solutions (2)	18,965	23,431	(19)	31	22
Risk Assessment Testing (3)	1,866	4,352	(57)	3	4
Other products and services (4)	617	1,092	(43)	1	1
COVID-19 Diagnostics	485	42,031	(99)	1	39
Molecular Services	—	1,683	(100)	—	2
Net product and services revenues	58,844	107,728	(45)	96	99
Non-product and services revenues (5)	2,329	739	215	4	1
Net revenues	$61,173	$108,467	(44)%	100%	100%
(1)Includes HIV, HCV, Syphilis, and SureQuick® product revenues.
(2)Includes Genomics, Microbiome and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes COVID-19 Sample Management Solutions product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net product and services revenues decreased 45% to $58.8 million for the six months ended June 30, 2025 from $107.7 million for the six months ended June 30, 2024.
Sales of the Company's Diagnostics products increased 5% to $36.9 million for the six months ended June 30, 2025 from $35.1 million for the six months ended June 30, 2024. This increase in revenue was primarily driven by higher HIV and HCV revenues in international markets of $1.9 million as a result of customer ordering patterns. Also contributing to the diagnostic revenue increase is a combined increase in HCV domestic and Syphilis revenues of $0.9 million. A decline in our HIV domestic revenue resulting from funding delays or reductions in funding for HIV products and customer order patterns partially offset the increased revenues from the other product lines.
Sample Management Solutions revenues decreased 19% to $19.0 million for the six months ended June 30, 2025 from $23.4 million for the six months ended June 30, 2024. Sales of the Company's Sample Management Solutions Products are being impacted by customer bankruptcy and economic pressures.
Risk assessment revenues decreased 57% to $1.9 million for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024. The Company discontinued this line of business at the end of 2024 and business is winding down in early 2025.
COVID-19 Diagnostics revenues decreased 99% to $0.5 million for the six months ended June 30, 2025 compared to $42.0 million for the six months ended June 30, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this level of revenue to continue for the remainder of 2025 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.
Molecular Services revenues, which were largely derived from the Company's laboratory services, were zero for six months ended June 30, 2025 compared to $1.7 million for the six months ended June 30, 2024. The decrease in service revenues was due to the Company's decision to exit this line of business in 2024.

Non-Product and Services Revenues
Non-product and services revenues increased 215% to $2.3 million for the six months ended June 30, 2025 from $0.7 million for the six months ended June 30, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the of 2024. The increase is also due to funded R&D contracts with BARDA which did not commence until after the first half of 2024.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin decreased to 41.6% for the six months ended June 30, 2025 from 44.9% for the six months ended June 30, 2024. The largest driver of the margin decline was a negative product mix driven by lower InteliSwab® sales that generate higher gross margins, lower genomics sales that also generate higher gross margins, and higher international product sales which generate lower margins. The termination of the microbiome molecular sequencing services business which historically dragged down the gross margin rate helped to improve the gross margin rate during the period along with the higher non-product revenues which contribute 100% to gross margin. Lastly, improved overhead absorption helped to offset the negative impact to margins as the Company brings more production in-house to its Opus Way facility.
Consolidated operating loss for the six months ended June 30, 2025 was $35.8 million, compared to $9.8 million operating loss reported for the six months ended June 30, 2024. Results for the six months ended June 30, 2025 were negatively impacted by the decrease in revenues and lower gross margins generated on sales of the Company's products coupled with higher clinical trial spend. Results for the six months ended June 30, 2025 included change in the estimated fair value of acquisition-related contingent consideration of $1.2 million offset by gain on sale of assets of $1.0 million.
Research and development expenses increased 47% to $21.0 million for the six months ended June 30, 2025 from $14.3 million for the six months ended June 30, 2024, largely due to higher spend incurred for clinical trials for the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device and additional R&D expense layered in from the newly acquired Sherlock companies.
Sales and marketing expenses decreased 19% to $13.2 million for the six months ended June 30, 2025 from $16.4 million for the six months ended June 30, 2024 primarily due to decreased employee costs associated with the reduction in headcount, lower consulting spend, and a decrease in bad debt expense.
General and administrative expenses increased 14% to $26.8 million for the six months ended June 30, 2025 from $23.5 million for the six months ended June 30, 2024 largely due an increase in legal and accounting fees and the additional general and administrative costs associated with the newly acquired Sherlock companies.
All of the above contributed to the Company's operating loss of $35.8 million for the six months ended June 30, 2025, which included non-cash charges $5.9 million for stock-based compensation, $5.3 million for depreciation and amortization, and $1.2 million for change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $9.8 million for the six months ended June 30, 2024 included a non-cash impairment charge of $4.4 million, non-cash charges of $6.3 million for stock-based compensation and non-cash charges of $5.3 million for depreciation and amortization.
OTHER INCOME
Other income for the six months ended June 30, 2025 was $2.9 million compared to $6.6 million for the six months ended June 30, 2024. This decrease is largely due to lower interest income and higher foreign currency losses.
CONSOLIDATED INCOME TAXES

The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the six months ended June 30, 2025 and 2024, the Company recorded income expense of $1.5 million and $0.4 million, respectively. The increase in the income tax expense is largely due to recording an uncertain tax position for certain tax matters, including penalties and interest.

Liquidity and Capital Resources

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$234,578	$267,763
Working capital	259,088	299,737
The Company's cash and cash equivalents decreased to $234.6 million at June 30, 2025 from $267.8 million at December 31, 2024. The Company's Canadian subsidiary, DNAG, held $85.1 million or 36% of the $234.6 million in cash and cash equivalents.
The Company's working capital decreased to $259.1 million at June 30, 2025 from $299.7 million at December 31, 2024.
Analysis of the Company's Cash Flows
Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $30.0 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net loss of $35.7 million included non-cash charges of stock-based compensation expense of $5.9 million and depreciation and amortization expense of $5.3 million, and other net non-cash losses of $1.0 million mostly consisting of the non-cash adjustment to the contingent consideration liabilities and the loss on equity investment. Cash used by the working capital accounts included a decrease in accrued expenses of $3.1 million largely consisting of the payment of year-end bonuses in March 2025, an increase in accounts receivable of $1.6 million largely due to timing of shipments at the end of the quarter, and a decrease in accounts payable of $1.5 million. Cash provided by working capital accounts included a decrease in inventory of $1.0 million due to the lower revenues.
Investing Activities
Net cash used in investing activities was $1.6 million for the six months ended June 30, 2025, associated with proceeds from sale of property and equipment offset by the acquisition of new property and equipment.
Financing Activities
Net cash used in financing activities was $6.8 million for the six months ended June 30, 2025, which was largely comprised of $5.0 million of repurchase of common stock and $1.7 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted shares awarded to the Company's employees.
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
A summary of the Company's obligations to make future payments under contracts existing at December 31, 2024 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there were no significant changes to this information.

Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. No material changes have been made to such critical accounting policies during the six months ended June 30, 2025.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Adding the following new risk factor:

Changes in tax laws or in their implementation or interpretation may adversely affect us or our investors.

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, recent legislation that was signed into law on July 4, 2025 made significant changes to U.S. federal tax law.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
April 1, 2025 - April 30, 2025	—	(2)	$—	—	$40,000,000
May 1, 2025 - May 31, 2025	1,217,912	(2)	$2.64	1,187,456	$38,000,000
June 1, 2025 - June 30, 2025	874,180	(2)	$2.93	633,300	$35,000,000
	2,092,092			1,820,756
(1)In March 2025, the Company's board of directors authorized a stock repurchase program (the “Repurchase Program”) effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of management through various methods in compliance with applicable state and federal securities laws.
(2)Includes shares retired to satisfy minimum tax withholdings, in connection with the vesting of restricted and performance shares, pursuant to the OraSure Technologies, Inc. Stock Award Plan.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None
Item 4.    MINE SAFETY DISCLOSURES
Not applicable
Item 5.    OTHER INFORMATION
Amended and Restated Bylaws

On August 5, 2025, our Board approved and adopted the Company’s Third Amended and Restated Bylaws (the “Bylaws”), which became effective immediately. The Bylaws supersede and replace in their entirety the Company’s Second Amended and Restated Bylaws in effect immediately prior to effectiveness of the Bylaws.
The Bylaws, among other things:

•amend the advanced notice provisions of the Bylaws by changing the existing deadline for the submission of notices of director nominations and business proposals submitted by stockholders to provide that submissions must be made between 120 and 90 days before the anniversary date of the previous year’s annual meeting, subject to limited exceptions;
•clarify that stockholder proposals and nominations shall only be considered for annual meetings of stockholders and not special meetings of stockholders; and
•incorporate certain other administrative, technical, clarifying and conforming changes.

As a result of the changes to the advance notice provisions discussed herein and reflected in the Bylaws, any stockholder who wishes to submit a matter (other than a stockholder proposal brought in accordance with SEC Rule 14a-8) for consideration at the 2026 annual meeting of stockholders, including any stockholder proposal or director nomination, must submit the matter to the Company, in writing, to be received by the Secretary of the Company no later than 5:00 p.m. Eastern Time on February 13, 2026 and no earlier than 5:00 p.m. Eastern Time on January 14, 2026. The notice of such matter must contain the information and adhere to the procedures required by the Bylaws. This updated window for submissions amends the deadlines for stockholder proposals and director nominations previously disclosed in the Company’s 2025 proxy statement filed on April 4, 2025 and made available or mailed to stockholders on that date.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II - Item 2 above is incorporated herein by reference.

During the three months ended June 30, 2025, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    EXHIBITS

Exhibit Number	Exhibit

3.2*	Third Amended and Restated Bylaws of OraSure Technologies, Inc. as of August 5, 2025.

10.1	Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2025.

31.1*	Certification of Carrie Eglinton-Manner required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: August 6, 2025	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: August 6, 2025	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)