Form 10-Q
period 2025-09-30
ORASURE TECHNOLOGIES INC
filed 2025-11-05
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2025, the registrant had 71,733,530 shares of common stock, $0.000001 par value per share, outstanding.

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

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$216,478	$267,763
Accounts receivable, net of allowance for doubtful accounts of $166 and $773	24,300	23,816
Inventories	33,401	34,197
Prepaid expenses	4,709	3,956
Other current assets	4,123	3,488
Total current assets	283,011	333,220
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation of $73,118 and $65,918	40,795	45,105
Operating right-of-use assets, net	12,240	13,442
Finance right-of-use assets, net	164	145
Intangible assets, net of accumulated amortization of $26,802 and $32,413	17,202	17,435
Goodwill	41,313	40,330
Investment in equity method investee	26,600	28,300
Deferred tax asset	211	156
Other noncurrent assets	1,562	1,526
Total noncurrent assets	140,087	146,439
TOTAL ASSETS	$423,098	$479,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,360	$8,173
Deferred revenue	1,879	2,961
Accrued expenses and other current liabilities	12,669	20,179
Finance lease liability	63	41
Operating lease liability	2,045	2,129
Acquisition-related contingent consideration obligation	17,232	—
Total current liabilities	40,248	33,483
Noncurrent Liabilities:
Finance lease liability	117	113
Operating lease liability	11,240	12,321
Acquisition-related contingent consideration obligation	7,264	22,910
Other noncurrent liabilities	2,249	494
Total noncurrent liabilities	20,870	35,838
TOTAL LIABILITIES	61,118	69,321
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 72,265 and 74,598 shares issued and outstanding	—	—
Additional paid-in capital	535,029	538,129
Accumulated other comprehensive loss	(20,173)	(24,360)
Accumulated deficit	(152,876)	(103,431)
Total stockholders' equity	361,980	410,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$423,098	$479,659
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET REVENUES:
Products and services	$25,336	$39,651	$84,180	$147,379
Other	1,749	264	4,078	1,003
	27,085	39,915	88,258	148,382
COST OF PRODUCTS AND SERVICES SOLD	15,313	22,845	51,028	82,558
Gross profit	11,772	17,070	37,230	65,824
OPERATING EXPENSES:
Research and development	10,106	5,623	31,110	19,960
Sales and marketing	6,299	7,615	19,533	23,994
General and administrative	11,081	9,831	37,859	33,310
Loss on impairments	—	—	—	4,392
Change in the estimated fair value of acquisition-related contingent consideration	376	—	1,587	—
Gain on sale of assets	—	—	(993)	—
	27,862	23,069	89,096	81,656
Operating loss	(16,090)	(5,999)	(51,866)	(15,832)
OTHER INCOME	2,799	2,781	5,712	9,338
Loss before income taxes and equity investment	(13,291)	(3,218)	(46,154)	(6,494)
INCOME TAX EXPENSE	47	678	1,591	1,041
LOSS BEFORE EQUITY INVESTMENT	(13,338)	(3,896)	(47,745)	(7,535)
LOSS ON EQUITY INVESTMENT	(374)	(611)	(1,700)	(1,171)
NET LOSS	$(13,712)	$(4,507)	$(49,445)	$(8,706)
LOSS PER SHARE:
BASIC	$(0.19)	$(0.06)	$(0.67)	$(0.12)
DILUTED	$(0.19)	$(0.06)	$(0.67)	$(0.12)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	73,004	74,583	74,131	74,330
DILUTED	73,004	74,583	74,131	74,330
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	(13,712)	(4,507)	(49,445)	(8,706)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	(2,802)	1,431	4,187	(2,259)
COMPREHENSIVE LOSS	$(16,514)	$(3,076)	$(45,258)	$(10,965)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(49,445)	$(8,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	8,687	9,178
Depreciation and amortization	7,789	8,380
Loss on impairments	—	4,392
Other non-cash amortization	(221)	(569)
Provision for credit losses	(176)	521
Unrealized foreign currency loss (gain)	294	(154)
Interest expense on finance leases	6	20
Loss on equity investment	1,700	1,171
Deferred income taxes	(86)	165
Gain on sale of fixed assets	(993)	(121)
Change in the estimated fair value of acquisition-related contingent consideration	1,587	—
Changes in assets and liabilities:
Accounts receivable	(16)	12,658
Inventories	894	8,659
Prepaid expenses and other assets	(1,915)	2,622
Accounts payable	(1,733)	(3,431)
Deferred revenue	(1,085)	66
Accrued expenses and other liabilities	(5,314)	(7,586)
Net cash (used in) provided by operating activities	(40,027)	27,265
INVESTING ACTIVITIES:
Purchases of short-term investments	—	(53,244)
Purchase of equity method investee	—	(30,000)
Proceeds from maturities and redemptions of short-term investments	—	53,052
Proceeds from sale of assets	888	—
Purchases of property and equipment	(3,275)	(3,341)
Net cash used in investing activities	(2,387)	(33,533)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(43)	(746)
Proceeds from exercise of stock options	—	214
Repurchase of common stock	(10,001)	—
Payment of taxes related to net share settlement of equity awards	(1,786)	(3,533)
Net cash used in financing activities	(11,830)	(4,065)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	2,959	(1,503)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,285)	(11,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,763	290,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,478	$278,571
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,582	$1,637
Non-cash investing and financing activities
Accrued property and equipment purchases	$372	$103
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in thousands)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Novosanis NV (“Novosanis”), and Sherlock Biosciences, Inc. ("Sherlock"). All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations expected for the full year.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.
Change in Accounting Principle
Effective January 1, 2025, the Company changed its methodology for valuing certain inventories to the average cost method from the first-in, first-out ("FIFO") cost method. The change was applicable to all inventories. The Company concluded that the average cost basis of accounting is preferable as it results in greater precision in the calculation of acquisition cost of inventory on the balance sheet. The effect of this change in accounting principle was immaterial. Therefore, retroactive application was not determined to be necessary and a cumulative adjustment of $0.1 million was recorded in the statement of operations for the nine months ended September 30, 2025.
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
The Company had no available-for-sale securities as of September 30, 2025 and December 31, 2024.
The Company maintains cash balances in the United States in excess of the federally insured limits. The Company periodically evaluates financial institutions and believe the risk of loss to be remote due to this evaluation.

Fair Value of Financial Instruments
As of September 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		September 30,	December 31,
	Level	2025	2024
Guaranteed investment certificates	1	$66,857	$66,584
Contingent consideration:	3
Current portion		$17,232	$—
Long-term portion		7,264	22,910
		$24,496	$22,910
Included in cash and cash equivalents at September 30, 2025 and December 31, 2024 was $66.9 million and $66.6 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at September 30, 2025 and December 31, 2024, was $122.4 million and $118.5 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of September 30, 2025 and December 31, 2024 was $0.6 million and $0.7 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
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

There was an increase of $1.6 million in the fair value of the Company's contingent consideration from date of acquisition to September 30, 2025.

Equity Method Investee
In January 2024, the Company lead the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of September 30, 2025, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The investment in Sapphiros of $26.6 million as of September 30, 2025 is included in the investment in equity method investee line of the Company's balance sheet and is measured as a Level 3 investment. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's September 30, 2025 financial statements, the Company considered whether there were any triggering events that may indicate impairment in the investment in Sapphiros and concluded that no such triggers existed. The Company's investment in Sapphiros was valued at $28.3 million as of December 31, 2024.
Foreign Currency Transactions
Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $0.6 million and $(0.2) million for the three months ended September 30, 2025 and 2024, respectively.
Net foreign exchange gains (losses) resulting from foreign currency transactions for the nine months ended September 30, 2025 and 2024 were $(0.7) million and $0.1 million respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below:

	Foreign Currency	Total
Balance at December 31, 2024	$(24,360)	$(24,360)
Other comprehensive gain	4,187	4,187
Balance at September 30, 2025	$(20,173)	$(20,173)
Uncertain Tax Positions

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when tax positions are (1) more likely than not of being sustained based on their technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statures. The assessment of an uncertain tax position requires significant judgment.

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
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The purpose of this update was to provide illustrative examples to demonstrate how an entity should apply guidance to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal periods. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management does not expect an impact on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326), Scope Application of Profits Interest and Similar Awards. The purpose of this update was to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers illustrative examples to demonstrate how an entity should apply guidance to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. For all business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal periods. The amendments are applied prospectively, and early adoption is permitted. Management does not expect an impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. The purpose of this update was to modernize the accounting for software costs. For all business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. The amendments can be applied prospectively, a modified transition or retrospectively. Early adoption is permitted as of the beginning of an annual reporting period. Management does not expect an impact on the Company's consolidated financial statements.
2.    INVENTORIES:

	September 30,	December 31,
	2025	2024
Raw materials	$15,039	$17,002
Work in process	685	420
Finished goods	17,677	16,775
	$33,401	$34,197

3.    PROPERTY, PLANT, AND EQUIPMENT, NET:

	September 30,	December 31,
	2025	2024
Land	$1,118	$1,118
Buildings and improvements	39,112	36,152
Machinery and equipment	57,337	51,015
Computer equipment and software	12,385	11,502
Furniture and fixtures	1,644	1,621
Construction in progress	2,317	9,615
	113,913	111,023
Accumulated depreciation	(73,118)	(65,918)
	$40,795	$45,105
4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	September 30,	December 31,
	2025	2024
Payroll and related benefits	$7,385	$11,147
Professional fees	2,077	2,469
Sales tax payable	1,092	1,339
Other	2,115	5,224
	$12,669	$20,179

5.     TERMINATION BENEFITS:
Q1 2024 Reduction in Workforce
During the first quarter of 2024, the Company executed a reduction in workforce largely affecting its COVID-19 manufacturing workforce. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statement of operations are as follows:

For the Nine Months Ended September 30,
2024
Cost of products and services sold	$231
Research and development	87
Sales and marketing	69
General and administrative	17
$404
As of September 30, 2025, the Company had fully paid the $0.4 million related to the reduction in workforce. This reduction in workforce was completed by December 31, 2024.

Q2 2024 Reduction in Workforce
During the second quarter of 2024, the Company executed an additional reduction in workforce as the Company notified employees of its intention to consolidate its Novosanis site in Belgium into other locations by the end of December 31, 2024, discontinue the Diversigen molecular services line of business by the end of June 30, 2024, and consolidate facilities by bringing third-party manufacturing activities into its Pennsylvania facilities by the end of the third quarter of 2025. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows:

For the Nine Months Ended September 30,
2024
Cost of products and services sold	$889
Research and development	478
Sales and marketing	125
General and administrative	160
$1,652
As of September 30, 2025 the Company had $0.3 million accrued and had paid $1.4 million related to the reduction in workforce. No additional expenses were incurred during the nine months ended September 30, 2025. The Company expects this reduction in workforce to be completed by October 2025.

Q3 2024 Reduction in Workforce

During the third quarter of 2024, the Company executed a reduction in workforce largely as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024. This was accounted for pursuant to ASC 420, Exit or Disposal Cost Obligations. The charges for termination benefits included in the Company's consolidated statements of operations are as follows:

For the Three Months Ended September 30,
2024
Cost of products and services sold	$7
Research and development	—
Sales and marketing	346
General and administrative	—
$353

As of September 30, 2025 the Company had $0.2 million accrued and had paid $1.0 million related to the reduction in workforce. No additional expense was incurred during the nine months ended September 30, 2025. The Company expects this reduction in workforce to be completed by December 2025.

6.    REVENUES:
Revenues by Product Line. The following table represents total net revenues by product line:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
HIV	$11,141	$18,347	$38,439	$45,379
Sample Management Solutions (1)	10,306	12,806	29,271	36,237
HCV	2,604	3,228	11,063	10,962
Other product and services revenues (2)	1,196	1,196	2,963	2,623
COVID-19 (3)	89	2,155	578	44,222
Risk Assessment Testing (4)	—	1,911	1,866	6,265
Molecular Services	—	9	—	1,692
Net product and services revenues	$25,336	$39,652	$84,180	$147,380
Non-product and services revenues (5)	1,749	263	4,078	1,002
Net revenues	$27,085	$39,915	$88,258	$148,382
(1) Includes Genomics, Microbiome and Colli-Pee® product revenues.
(2) Includes Syphilis revenues.
(3) Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(4) Includes substance abuse testing product revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$19,662	$25,353	$60,070	$115,055
Africa	4,875	11,376	19,023	23,446
Europe	1,300	2,126	5,064	5,892
Other regions	1,248	1,060	4,101	3,989
	$27,085	$39,915	$88,258	$148,382
Customer Concentrations. The following table represents customer concentration risk:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Net Revenues
Commercial customer (1)	11%	N/A
Commercial customer (1)	10%	N/A
Non-commercial customer	N/A	26%

	September 30,	December 31,
	2025	2024
Accounts Receivable
Commercial customer	20%	10%
(1) Each commercial customer is different.
There were no customers that accounted for over 10% of the Company's consolidated net revenues during the three and nine months ended September 30, 2025.

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
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2025 and December 31, 2024 was comprised of customer prepayments of $1.9 million and $3.0 million, respectively.
The following table represents deferred revenue recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Deferred Revenue Recognized	2025	2024	2025	2024
Accrued at beginning of year	$529	$171	$1,991	$1,365

7.    INCOME TAXES:
The components of income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Federal income tax expense	$3	$—	$168	$—
State income tax (benefit) expense	(612)	18	1,792	(209)
Foreign income tax expense (benefit)	656	660	(369)	1,250
	$47	$678	$1,591	$1,041
During the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $47.0 thousand and $0.7 million, respectively. The state income tax benefit for the three months ended September 30, 2025 is largely comprised of an adjustment made to the Company's liability for uncertain tax position for certain tax matters, including penalty and interest. During the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $1.6 million and $1.0 million, respectively. The state income tax expense for the nine months ended September 30, 2025 is largely due to recording an uncertain tax position for certain tax matters, including penalty and interest. The decline in foreign taxes for the nine months ended September 30, 2025 is due to lower pretax earnings in 2025 as compared to 2024.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards. The significant components of the Company's total deferred tax asset as of September 30, 2025 and at December 31, 2024 relate to the tax effects of the basis difference of acquired intangible assets.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of September 30, 2025 and December 31, 2024.
Uncertain tax positions were approximately $1.9 million and $0.0 million, as of September 30, 2025 and December 31, 2024, respectively. The Company’s uncertain tax position relates to U.S. federal and other jurisdictions. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. Any assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code which will result in changes to the Company’s income tax expense. The Company has evaluated the impacts of the OBBBA and determined changes in tax law will not materially affect the Company’s operating performance or financial position.
8.    INCOME (LOSS) PER SHARE:
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
For the three months ended September 30, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 585 shares and 389 shares, respectively, were excluded from the computation of diluted loss per share.

For the nine months ended September 30, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 605 shares and 999 shares, respectively, were excluded from the computation of diluted loss per share.
9.     STOCKHOLDERS' EQUITY:
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company repurchased 3.3 million shares of its common stock under the Repurchase Program during the nine months ended September 30, 2025.
The reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282
Vesting of restricted stock and performance stock units	713	—	—	—	—	—
Purchase and retirement of common shares	(271)	—	(784)	—	—	(784)
Stock-based compensation	—	—	3,165	—	—	3,165
Repurchase of common stock	(1,821)	—	(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(19,693)	(19,693)
Currency translation adjustments	—	—	—	6,751	—	6,751
Balance at June 30, 2025	73,735	$—	$537,256	$(17,371)	$(139,164)	$380,721
Vesting of restricted stock and performance stock units	76	—	—	—	—	—
Purchase and retirement of common shares	(21)	—	(61)	—	—	(61)
Stock-based compensation	—	—	2,835	—	—	2,835
Repurchase of common stock	(1,525)	—	(5,001)	—	—	(5,001)
Net loss	—	—	—	—	(13,712)	(13,712)
Currency translation adjustments	—	—	—	(2,802)	—	(2,802)
Balance at September 30, 2025	72,265	$—	$535,029	$(20,173)	$(152,876)	$361,980

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	593	—	—	—	—	—
Purchase and retirement of common shares	(194)	—	(1,462)	—	—	(1,462)
Stock-based compensation	—	—	2,968	—	—	2,968
Net loss	—	—	—	—	(3,584)	(3,584)
Currency translation adjustments	—	—	—	(2,556)	—	(2,556)
Balance at March 31, 2024	73,959	$—	$531,263	$(17,497)	$(87,515)	$426,251
Vesting of restricted stock and performance stock units	1,033	—	—	—	—	—
Purchase and retirement of common shares	(424)	—	(1,984)	—	—	(1,984)
Stock-based compensation	—	—	3,322	—	—	3,322
Net loss	—	—	—	—	(615)	(615)
Currency translation adjustments	—	—	—	(1,134)	—	(1,134)
Balance at June 30, 2024	74,568	$—	$532,601	$(18,631)	$(88,130)	$425,840
Vesting of restricted stock and performance stock units	44	—	—	—	—	—
Purchase and retirement of common shares	(19)	—	(87)	—	—	(87)
Stock-based compensation	—	—	2,888	—	—	2,888
Net loss	—	—	—	—	(4,507)	(4,507)
Currency translation adjustments	—	—	—	1,431	—	1,431
Balance at September 30, 2024	74,593	$—	$535,402	$(17,200)	$(92,637)	$425,565

10.    BUSINESS SEGMENT INFORMATION:
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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	September 30,	December 31,
	2025	2024
United States	$37,424	$40,286
United Kingdom	10,532	12,849
Canada	4,868	5,468
Other regions	375	89
	$53,199	$58,692

The following table represents reported segment revenues, segment profit (loss), and significant segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$27,085	$39,915	$88,258	$148,382
Cost of products and services sold (2)	15,313	22,845	51,028	82,558
Gross profit	11,772	17,070	37,230	65,824
Research and development (2)	10,106	5,623	31,110	19,960
Sales and marketing (2)	6,299	7,615	19,533	23,994
General and administrative (2)	11,081	9,831	37,859	33,310
Loss on impairments	—	—	—	4,392
Change in the estimated fair value of acquisition-related contingent consideration	376	—	1,587	—
Gain on sale of assets	—	—	(993)	—
Operating loss	(16,090)	(5,999)	(51,866)	(15,832)
Other income	154	95	138	335
Interest revenue	2,051	2,885	6,279	8,938
Other segment items (1)	594	(199)	(705)	65
Loss before income taxes	(13,291)	(3,218)	(46,154)	(6,494)
Income tax expense	47	678	1,591	1,041
Loss on equity investment	(374)	(611)	(1,700)	(1,171)
Net loss	$(13,712)	$(4,507)	$(49,445)	$(8,706)

(1) Includes interest expense and foreign currency gains (losses).
(2) The following tables represent additional significant segment expense categories:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based Compensation
Cost of products and services sold	$208	$195	$584	$539
Research and development	282	159	764	689
Sales and marketing	213	317	648	887
General and administrative	2,132	2,217	6,691	7,063
	$2,835	$2,888	$8,687	$9,178

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and Amortization
Cost of products and services sold	$1,054	$1,934	$3,503	$4,988
Research and development	514	248	1,568	734
Sales and marketing	21	48	78	143
General and administrative	865	818	2,640	2,515
	$2,454	$3,048	$7,789	$8,380

11.     BUSINESS COMBINATIONS:
Sherlock Biosciences
On December 19, 2024, the Company acquired all of the outstanding stock of Sherlock, pursuant to the terms of a merger agreement (the "Merger Agreement"). The Company began operating this entity as of the December 19, 2024 closing date.
The primary reason for the acquisition was Sherlock's first test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG), which is in clinical studies and is expected to be submitted to the FDA in late 2025 or early 2026 for r. Subject to regulatory approvals, this test is expected to expand the Company's portfolio for rapid diagnostics for sexually transmitted infections.
The initial aggregate purchase price of this transaction was funded with cash on hand as shown in the table below:

Milestone contingent consideration	$15,910
Royalty based contingent consideration	7,000
Cash paid to Sherlock	5,000
Legal expenses	389
Insurance policy expense	50
Initial aggregate purchase price	$28,349
Pursuant to the Merger Agreement, the Company agreed to pay up to $20.0 million of contingent consideration based on the achievement of a regulatory milestone on or before December 31, 2026 as defined in the Merger Agreement. The acquisition-date fair value of the milestone contingent consideration was $15.9 million. The range of outcome for the milestone contingent consideration is zero to $20.0 million. There is also a mid-single digits quarterly royalty fee based on future sales until 2034 as defined in the Merger Agreement, the fair value of which was determined as part of the contingent consideration. The estimated acquisition-date fair value of the royalty fee acquisition-related contingent consideration was $7.0 million. The range of outcome for the royalty payment cannot be determined due to the fact it is based on future sales associated with the acquired in-process research and development technology through 2034 and thus does not have an upper limit.
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
The Company has completed the fair value of the assets acquired and liabilities assumed.
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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Net revenues	$40,424	$149,462
Net loss	$(12,472)	$(36,675)
12.     COMMITMENTS AND CONTINGENCIES:
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's future financial position or results of operations.

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. The case is currently in the discovery phase and the schedule for any further proceedings is currently pending.

13.     SUBSEQUENT EVENTS:
On November 5, 2025, the Company signed a definitive merger agreement ( the "Agreement") with BioMedomics, Inc. (“BioMedomics”), pursuant to which BioMedomics will become a wholly-owned subsidiary of the Company. The closing of the foregoing transaction is subject to various customary conditions, and is expected to occur within the fourth quarter of 2025. The upfront purchase price is $4.0 million in cash, adjusted for certain transaction costs, indebtedness, holdback amounts and working capital adjustments. In addition, pursuant to the Agreement, the Company has agreed to pay certain contingent consideration based on achievement of defined revenue targets by December 31, 2031. Under certain circumstances, the original BioMedomics shareholders may opt to forgo a portion of the final revenue milestone, and instead choose either (i) different revenue milestones related to sales of certain products currently in development by BioMedomics (the “BM Pipeline Products”), or (ii) to share in a portion of the proceeds in the event that the Company enters into a disposition of any of the BM Pipeline Products on or prior to December 31, 2030.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Recent Developments
Risk Assessment Testing
In the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line which was completed in the second quarter of 2025. Sales of its risk assessment products did not contribute to revenues during the three months ended September 30, 2025. Sales of its risk assessment products contributed $1.9 million to revenues during the three months ended September 30, 2025 and 2024. Sales of its risk assessment products contributed $1.9 million and $6.3 million to revenues during the nine months ended September 30, 2025 and 2024, respectively. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.

Acquisition of BioMedomics, Inc.
On November 5, 2025, the Company signed a definitive merger agreement ( the "Agreement") with BioMedomics, Inc. (“BioMedomics”), pursuant to which BioMedomics will become a wholly-owned subsidiary of the Company. The closing of the foregoing transaction is subject to various customary conditions, and is expected to occur within the fourth quarter of 2025. The upfront purchase price is $4.0 million in cash, adjusted for certain transaction costs, indebtedness, holdback amounts and working capital adjustments. In addition, pursuant to the Agreement, the Company has agreed to pay certain contingent consideration based on achievement of defined revenue targets by December 31, 2031. Under certain circumstances, the original BioMedomics shareholders may opt to forgo a portion of the final revenue milestone, and instead choose either (i) different revenue milestones related to sales of certain products currently in development by BioMedomics (the “BM Pipeline Products”), or (ii) to share in a portion of the proceeds in the event that the Company enters into a disposition of any of the BM Pipeline Products on or prior to December 31, 2030.

Results of Operations
All dollar amounts in tables are presented in thousands.
For the three months ended September 30, 2025 compared to September 30, 2024.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$14,499	$22,023	(34)%	54%	55%
Sample Management Solutions (2)	10,306	12,806	(20)	38	32
Other products and services (4)	442	748	(41)	2	2
COVID-19 Diagnostics	89	2,155	(96)	—	5
Risk Assessment Testing (3)	—	1,911	(100)	—	5
Molecular Services	—	9	(100)	—	—
Net product and services revenues	25,336	39,652	(36)	94	99
Non-product and services revenues (5)	1,749	263	565	6	1
Net revenues	$27,085	$39,915	(32)%	100%	100%
(1)Includes HIV, HCV, Syphilis, and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes COVID-19 Sample Management Solutions product revenues.
(4)Includes substance abuse testing product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 32% to $27.1 million for the three months ended September 30, 2025 from $39.9 million for the three months ended September 30, 2024.
Sales of the Company's Diagnostics products decreased 34% to $14.5 million for the three months ended September 30, 2025 from $22.0 million for the three months ended September 30, 2024. This decrease in revenues is largely due to lower international HIV revenues driven by reduced funding and customer ordering patterns. Sales of domestic HIV also declined driven by reduced funding and due to a decrease in orders under the Together Take Me Home program.
Sample Management Solutions revenues decreased 20% to $10.3 million for the three months ended September 30, 2025 from $12.8 million for the three months ended September 30, 2024. Sales of the Company's genomics products are being impacted by a large customer's bankruptcy proceedings.
Risk Assessment revenue decreased 100% to nil for the three months ended September 30, 2025 from $1.9 million for the three months ended September 30, 2024. The Company discontinued this line of business at the end of 2024 and business wound down in early 2025.
COVID-19 Diagnostics revenues decreased 96% to $0.09 million for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. We expect this level of revenue to continue throughout the remainder of 2025 and for the foreseeable future due to the fulfillment of these contracts and lower overall demand for COVID-19 testing.

Non-Product and Services Revenues

Non-product and services revenues increased 565% to $1.7 million for the three months ended September 30, 2025 from $0.3 million for the three months ended September 30, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the end of 2024 as well as an increase in funded R&D under other BARDA contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 43.5% for the three months ended September 30, 2025 compared to 42.8% for the three months ended September 30, 2024. The largest drivers of the margin increase were an improved product mix of higher margin product sales and higher non-product revenues which contribute 100% to gross margin. Offsetting these increases in gross margin was lower manufacturing absorption as a result of lower sales volume and higher scrap expense in the quarter.
Consolidated operating loss for the three months ended September 30, 2025 was $16.1 million compared to a $6.0 million operating loss reported for the three months ended September 30, 2024. The higher operating loss reported in the third quarter of 2025 was largely a result of lower revenues coupled with an increased spend on clinical trials.
Research and development expenses increased 80% to $10.1 million for the three months ended September 30, 2025 from $5.6 million for the three months ended September 30, 2024 largely due to higher spend incurred for clinical trials associated with the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device and additional R&D operational expense layered in from the acquired Sherlock companies.
Sales and marketing expenses decreased 17% to $6.3 million for the three months ended September 30, 2025 from $7.6 million for the three months ended September 30, 2024 due to lower employee costs as a result of reduced headcount from reduction in force initiatives taken in 2024.
General and administrative expenses increased 13% to $11.1 million for the three months ended September 30, 2025 from $9.8 million for the three months ended September 30, 2024 largely due an increase in legal fees and additional general and administrative costs incurred from the newly acquired Sherlock companies.
During the three months ended September 30, 2025, the Company recorded a non-cash adjustment of $0.4 million, reflecting the change in the estimated fair value of the Sherlock acquisition-related contingent consideration. The Sherlock acquisition was completed in December 2024 and there was no comparable amount in the third quarter of 2024.
All of the above contributed to the Company's operating loss of $16.1 million for the three months ended September 30, 2025, which included non-cash charges of $2.8 million for stock-based compensation, $2.5 million for depreciation and amortization, and $0.4 million for the change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $6.0 million for the three months ended September 30, 2024 included non-cash charges of $2.9 million for stock-based compensation, and $3.0 million for depreciation and amortization.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $47.0 thousand and $0.7 million, respectively. The decrease in the income tax expense is largely due to lower pre-tax earnings in both state and foreign jurisdictions.
Results of Operations
For the nine months ended September 30, 2025 compared to September 30, 2024.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$51,410	$57,162	(10)%	58%	39%
Sample Management Solutions (2)	29,271	36,237	(19)	33	24
Risk Assessment Testing (3)	1,866	6,265	(70)	2	4
Other products and services (4)	1,059	1,838	(42)	1	1
COVID-19 Diagnostics	574	44,186	(99)	1	30
Molecular Services	—	1,692	(100)	—	1
Net product and services revenues	84,180	147,380	(43)	95	99
Non-product and services revenues (5)	4,078	1,002	307	5	1
Net revenues	$88,258	$148,382	(41)%	100%	100%
(1)Includes HIV, HCV, Syphilis, and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes COVID-19 Sample Management Solutions product revenues.
(5)Includes funded research and development contracts, royalty income, and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 41% to $88.3 million for the nine months ended September 30, 2025 from $148.4 million for the nine months ended September 30, 2024.
Sales of the Company's Diagnostics products decreased 10% to $51.4 million for the nine months ended September 30, 2025 from $57.2 million for the nine months ended September 30, 2024. This decrease in revenues is largely due to lower international HIV revenues primarily driven by a decrease in funding and customer ordering patterns in Africa and Asia. Lower sales of the Company's HIV domestic product due to a decrease in overall funding impacting HIV programs also contributed to the decline in diagnostic revenues. Offsetting these decreases in revenues is an increase in Syphilis revenue resulting from the launch in the second quarter of 2024.
Sample Management Solutions revenues decreased by 19% to $29.3 million for the nine months ended September 30, 2025 compared to $36.2 million for the nine months ended September 30, 2024. Sales of the Company's Sample Management Solutions are being impacted by a large customer's bankruptcy.
COVID-19 Diagnostics revenues decreased 99% to $0.6 million for the nine months ended September 30, 2025 from $44.2 million for the nine months ended September 30, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. The Company experienced a significant decline in COVID-19 revenues during 2024 due to the fulfillment of these contracts and lower overall demand for COVID-19 testing, and expects further declines in 2025.
Risk Assessment testing revenues decreased 70% to $1.9 million for the nine months ended September 30, 2025 from $6.3 million for the nine months ended September 30, 2024. The Company discontinued this line of business at the end of 2024 and the business wound down in early 2025.
Molecular Services revenues, which were largely derived from the Company's microbiome molecular sequencing services, were nil for the nine months ended September 30, 2025 compared to $1.7 million for the nine months ended September 30, 2024. The decrease in services revenues was due to the decision to exit this line of business.
Non-Product and Services Revenues
Non-product and services revenues increased 307% to $4.1 million for the nine months ended September 30, 2025 from $1.0 million for the nine months ended September 30, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the end of 2024 as well as an increase in funded R&D under other BARDA contracts.
CONSOLIDATED OPERATING RESULTS

Consolidated gross profit margin decreased to 42.2% for the nine months ended September 30, 2025 from 44.4% for the nine months ended September 30, 2024. The largest driver of the margin decline was a negative product mix driven by lower InteliSwab® sales that generate higher gross margins and lower genomics sales that also generate higher gross margins. The termination of the microbiome molecular sequencing services business which historically dragged down the gross margin rate helped to improve the gross margin rate during the period along with the higher non-product revenues which contribute 100% to gross margin.
Consolidated operating loss for the nine months ended September 30, 2025 was $51.9 million, compared to a $15.8 million operating loss reported for the nine months ended September 30, 2024. Results for the nine months ended September 30, 2025 were negatively impacted by the decrease in revenues, lower gross margins earned on the revenues and by higher operating expenses. Results for the nine months ended September 30, 2025 included change in the estimated fair value of acquisition-related contingent consideration of $1.6 million offset by gain on sale of assets of $1.0 million. Results for the nine months ended September 30, 2024 included impairment charges of $4.4 million.
Research and development expenses increased 56% to $31.1 million for the nine months ended September 30, 2025 from $20.0 million for the nine months ended September 30, 2024 largely due to higher spend incurred for clinical trials for the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device and additional R&D operational expense layered in from the acquired Sherlock companies.
Sales and marketing expenses decreased 19% to $19.5 million for the nine months ended September 30, 2025 from $24.0 million for the nine months ended September 30, 2024 primarily due to decreased employee costs associated with a reduction in headcount, and lower advertising and bad debt expense.
General and administrative expenses increased 14% to $37.9 million for the nine months ended September 30, 2025 from $33.3 million for the nine months ended September 30, 2024 largely due to higher legal fees relating to the NowDx litigation (discussed further in Note 12, Commitments and Contingencies, to the consolidated financial statements included herein) and costs associated with the Sherlock acquisition. Also contributing to the higher expenses were increased severance, accounting fees, and operating expenses associated with the Company's acquisition of Sherlock in December 2024.
All of the above contributed to the Company's operating loss of $51.9 million for the nine months ended September 30, 2025, which included non-cash charges of $8.7 million for stock-based compensation, $7.8 million for depreciation and amortization, and $1.6 million for change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $15.8 million for the nine months ended September 30, 2024 included a non-cash charge of $9.2 million for stock-based compensation, $8.4 million for depreciation and amortization, and impairment charges of $4.4 million.
CONSOLIDATED OTHER INCOME
Other income for the nine months ended September 30, 2025 was $5.7 million compared to $9.3 million for the nine months ended September 30, 2024. The decrease in other income is primarily due to lower interest income and foreign currency losses in 2025 versus foreign currency gains in 2024.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. Although the Company has achieved U.S. cumulative pre-tax earnings based on a rolling three year window the Company has not achieved a level of sustained profitability that would, in its judgment, support the release of the valuation allowance. For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $1.6 million and $1.0 million, respectively. The increase in income tax expense is largely due to recording an uncertain tax position for certain US tax matters, including penalties and interest in 2025 offset by lower pre-tax earnings in foreign jurisdictions in 2025 as compared to 2024.

Liquidity and Capital Resources

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$216,478	$267,763
Working capital	242,763	299,737
The Company's cash and cash equivalents decreased to $216.5 million at September 30, 2025 from $267.8 million at December 31, 2024. $84.7 million, or 39%, of the Company's $216.5 million in cash, cash equivalents and available-for-sale securities is held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $242.8 million at September 30, 2025 from $299.7 million at December 31, 2024. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $40.0 million. Cash flows from operations can be significantly impacted by factors such as timing of receipt from customers, inventory purchases, and payments to vendors. The Company's net loss of $49.4 million included non-cash charges of stock-based compensation expense of $8.7 million and depreciation and amortization expense of $7.8 million, a loss on equity investment of $1.7 million, change in estimated fair value of acquisition-related contingent consideration of $1.6 million and other non-cash charges aggregating to $1.2 million.
Cash used by the Company's working capital accounts included a decrease in accrued expenses and other liabilities of $5.3 million largely consisting of the payment of year-end bonuses in March 2025, an increase in prepaid expenses and other assets of $1.9 million as the Company is prepaying for clinical trials, a decrease of $1.7 million in accounts payable, and a decrease in deferred revenue of $1.1 million as work on grant projects is completed and earned. Offsetting these uses of cash is a decrease in inventory of $0.9 million as the Company experienced a decline in sales.
Investing Activities
Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2025, associated with proceeds from sale of property and equipment offset by the acquisition of new property and equipment.
Financing Activities
Net cash used in financing activities was $11.8 million for the nine months ended September 30, 2025, which was largely comprised of $10.0 million to repurchase common stock and $1.8 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted stock awarded to the Company's employees.
Resources
The Company's contractual obligations are included in Note 12 of its consolidated financial statements. The Company expects existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements over the next twelve months. The Company's cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of its research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.

Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. No material changes have been made to such critical accounting policies during the nine months ended September 30, 2025.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
NowDiagnostics Litigation
On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. The case is currently in the discovery phase and the schedule for any further proceedings is currently pending.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 and the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 and June 30, 2025 filed with the SEC on May 7, 2025 and on August 6, 2025, respectively, other than as set forth below.

Supplementing the following risk factor:

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

Recently, beginning on October 1, 2025, the U.S. government shut down, during which time certain regulatory agencies, such as the FDA and the SEC, have furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. Without appropriation of additional funding to federal agencies, our business operations related to our product development for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies.

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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA, the SEC or other regulatory authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
July 1, 2025 - July 31, 2025	620,831	(2)	$3.21	613,514	$33,000,000
August 1, 2025 - August 31, 2025	347,684	(2)	$3.10	335,160	$32,000,000
September 1, 2025 - September 30, 2025	576,822	(2)	$3.29	575,750	$30,000,000
	1,545,337			1,524,424

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

During the three months ended September 30, 2025, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number	Exhibit

3.2	Third Amended and Restated Bylaws of OraSure Technologies, Inc. as of August 5, 2025 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

31.1*	Certification of Carrie Eglinton-Manner required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

*Filed herewith
+ This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: November 5, 2025	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: November 5, 2025	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)