Form 10-K
period 2025-12-31
ORASURE TECHNOLOGIES INC
filed 2026-03-09
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2025): $218,472,693.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2026: 69,126,173 shares.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part hereof.

Use of Names
References in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report") to "OraSure" mean OraSure Technologies, Inc. References in this Annual Report to “DNAG” mean DNA Genotek, Inc., references to “Diversigen” mean Diversigen, Inc., references to “Novosanis” mean Novosanis NV, references to "Sherlock" mean Sherlock Biosciences, Inc. and its wholly owned subsidiaries, and references to "BioMedomics" mean BioMedomics, Inc. References in this Annual Report to "we", "us", "our", "OTI" or the "Company" mean OraSure and its consolidated subsidiaries, DNAG, Diversigen, Novosanis, Sherlock and BioMedomics, unless otherwise indicated.
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
•The impact of negative geopolitical and economic conditions on the Company's business, including its ability to maintain sales at existing levels;
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
•The Company's ability to achieve its financial and strategic objectives and to increase its revenues, including the ability to expand international sales;
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
•Obstacles to international marketing and manufacturing of products, including international in-country value-added assembly or "near-shoring";
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
Trademarks, Trade Names and Service Marks
This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. The Company owns rights to trademarks and service marks that it believes are necessary to conduct its business as currently operated. In the United States, the Company owns a number of trademarks, including the OraSure®, OTI™, OraQuick®, OraQuick ADVANCE®, ORASURE QUICKFLU®, SUREQUICK®, InteliSwab®, SMART SCIENCE MADE SIMPLE®, Oragene®, DNA Genotek®, OMNImet®, ORAcollect®, OMNIgene®, Diversigen®, CoreBiome®, Boostershot®, MetaGene®, Benchmark®, Novosanis®, Colli-Pee®, UCM®, UAS™, prepIT®, NucleoPrecision™, ProteoPrecision™, HEMAcollect™, and HEMAgene® trademarks. The Company also licenses the SHERLOCK™ mark from The Broad Institute, Inc. The Company also owns many of these marks and others in several foreign countries and it pursues the registration of other trademarks where appropriate.

PART I
ITEM 1.    Business.
OTI transforms health through actionable insight and decentralizes diagnostics to connect people to healthcare wherever they are.
Our products and services reside under one reporting hierarchy, with commercial and innovation teams, which are part of a single business unit covering multiple product lines. Our business is principally comprised of the development, manufacture, marketing, sale and distribution of (i) diagnostics products, and (ii) sample management solutions.
In November 2025, the Company acquired BioMedomics, Inc. ("BioMedomics"). BioMedomics' SickleSCAN® test is the world's first rapid point-of-care test for sickle cell disease. The SickleSCAN® test is currently sold in markets outside the U.S.
Products and Services
The Company's business consists of the development, manufacture, marketing, sale and distribution of simple, easy to use diagnostic products and specimen collection devices using its proprietary technologies, as well as other diagnostic products, including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests for diseases including HIV, Hepatitis C virus (“HCV”), Syphilis, Sickle Cell and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV and COVID-19 products are also sold in a consumer-friendly format in the over-the-counter (“OTC”) market in the U.S. and, in the case of the HIV and HCV products, as a self-test to individuals in a number of other countries, including, for the HIV products, as an oral swab in-home test for HIV-1 and HIV-2 in Europe, and for the HCV products, as an OTC test. In December 2025, the Company submitted a premarket notification (“510(k)”) the FDA for clearance of its rapid molecular self-test for Chlamydia trachomatis and Neisseria gonorrhoeae (“CT/NG”), which is currently under review.

The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, companion animal market segments. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. Initial sales of this product for research use only are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. In December 2025, the Company also submitted a 510(k) to the FDA for clearance of its Colli-Pee® at-home urine collection device for sexually transmitted infections, which is currently under review.
Products
The following is a summary of the Company's principal products for the infectious disease and risk management markets as well as its sample management products:
OraQuick® Rapid HIV Test
The OraQuick® Rapid HIV Test is the Company's rapid point-of-care test product designed to test for the presence of HIV-1 and HIV-2 antibodies. This product is sold under the OraQuick ADVANCE® name in North America, Europe and certain other countries, and under the OraQuick® name in other developing countries. The OraQuick ADVANCE® test has received premarket approval (“PMA”) from the FDA for the detection of antibodies to both HIV-1 and HIV-2 in oral fluid, finger-stick whole blood, venous whole blood and plasma. The OraQuick® test has received World Health Organization ("WHO") pre-qualification and registration in other countries for the detection of HIV-1 and HIV-2 antibodies in oral fluid, whole blood (fingerstick and venous), serum and plasma. In November 2022, the US FDA reclassified HIV serological diagnostic tests from Class III to Class II with special controls reducing the regulatory burden for these device types. The device uses a porous flat pad to collect an oral fluid specimen. After collection, the pad is inserted into a vial containing a pre-measured amount of developer solution and allowed to develop. When blood-based specimens are to be tested, a loop collection device is used to collect a drop of the specimen and mix it in the developer solution, after which the collection pad is inserted into the solution and the test is allowed to develop. The specimen and developer solution then flow through the testing device where test results are observable between 20 and 40 minutes. The OraQuick® device is a screening test and requires a confirmation test where an initial positive result is obtained. This test is available for use by laboratories located in the United States certified under a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), to perform moderately complex tests. The Company has also received a CLIA waiver for use of the test with oral fluid and finger-stick and venous whole blood. As a result, the test can be used by numerous additional sites in the United States not certified under CLIA to perform moderately complex tests, such as outreach clinics, community-based organizations and physicians’ offices.
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
OraQuick® HIV Self-Test
The OraQuick® HIV Self-Test is an OTC oral-fluid only version of the Company's OraQuick ADVANCE® HIV 1/2 Antibody Test. The Company received PMA approval to sell this test in the U.S. OTC market for individuals 14 years of age and older. The test is performed in the same manner as the OraQuick ADVANCE® test, except that it has product labeling and instructions designed for consumers. The OraQuick In-Home HIV Self-Test was rebranded to OraQuick HIV Self-Test as part of a PMA supplement in 2024. In addition, the Company has established toll-free customer telephone support to provide additional information and referral services for consumers that use this product.
OraQuick® HIV Self-Test (International)
The OraQuick® HIV Self-Test (International) is an in-vitro diagnostic home-use test for HIV (HIV-1 and HIV-2) in oral fluid, and is sold for use by individuals. OraQuick® HIV Self-Test (International) is sold for use by individuals in certain foreign countries, including under the CE mark in certain European countries, to meet the needs of those markets. This product has received WHO pre-qualification and is eligible for procurement by purchasing entities entitled to access funding and other resources from the Global Fund, PEPFAR and other agencies. In February 2026, the Company announced that the OraQuick® HIV Self-Test (International) received a license from Health Canada for use in Canada and is Canada’s first oral HIV self-test.
OraQuick® HCV Rapid Antibody Test and Self-Test
Another test available on the OraQuick® platform is the OraQuick® HCV rapid antibody test. This product is a qualitative test that can detect antibodies to the hepatitis C virus (“HCV”), in a variety of sample types. The OraQuick® HCV test operates in substantially the same manner as the OraQuick ADVANCE®HIV test.
The Company has received FDA PMA approval and CLIA waiver for use of the test in detecting HCV antibodies in venous whole blood and finger-stick whole blood specimens, making it the first and only rapid HCV test approved by the FDA for use in the United States. In November 2021, the US FDA reclassified Hepatitis C virus (HCV) antibody tests for the qualitative detection of HCV from Class III to Class II with special controls reducing the regulatory burden for these device types. OraQuick® HCV test has received a CE mark for use with oral fluid, venous whole blood, finger-stick whole blood, plasma and serum and is sold in Europe. This CE-marked product is also registered and sold in other foreign countries and has received WHO pre-qualification.
Additionally, the OraQuick® HCV Self-Test is an OTC self-test, available in certain markets outside the U.S., that operates in substantially the same way as the OraQuick® HCV rapid antibody test. The OraQuick® HCV self-test received WHO pre-qualification in 2024 and is the first hepatitis C self-test to earn this designation.
Diagnostics Direct Syphilis Health Check™
Pursuant to a strategic agreement with Diagnostics Direct, the Company distributes the Syphilis Health Check™ rapid diagnostic test. Syphilis Health Check™ is the first CLIA-waived treponemal test. The test, which uses fingerstick whole blood and delivers point of care results in 10 minutes, offers the ability to test in non-traditional environments, such as outreach programs and mobile testing clinics. Syphilis Health Check™ is approved for use with people aged 13 years and older.
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
In September 2022, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), pursuant to which BARDA will provide up to $8.6 million in funding to the Company to develop an updated Ebola test on the OraQuick® testing platform with the objective of developing increased sensitivity, utilizing sustainable raw materials and increasing shelf life, with new chemistry and higher degrees of automation in the test’s manufacturing process. In September 2023, the agreement was modified to add an additional $6.9 million in funding to be used to obtain the appropriate regulatory approvals for the product.
InteliSwab® COVID-19 Rapid Test
The InteliSwab® COVID-19 rapid test (“InteliSwab”) is the Company's rapid immunoassay product designed to test nasal samples for the presence of antigen from SARS-CoV-2. The device uses an integrated swab to collect a specimen from the lower nostril. After collection, the integrated swab is inserted into a vial containing a pre-measured amount of developer solution to facilitate flow of the sample into the device. The specimen and developer solution flow through the test device and test results are observable in 30 minutes. The InteliSwab® test has received an Emergency Use Authorization ("EUA") from the FDA for non-prescription, OTC home use in individuals aged two years or older, with symptoms within the first seven (7) days of onset when tested at least twice over a three-day period with at least 48 hours between tests and without symptoms or epidemiological reasons to suspect COVID-19 when tested at least three times over a five-day period with at least 48 hours between tests.
Through 2025, the Company maintained its expanded United States production capacity for InteliSwab® tests to meet capacity targets set out in its 2021 contract with the U.S. Department of Defense (“DOD”) (in coordination with the U.S. Department of Health and Human Services (“HHS”)), of more than 100 million tests annually.
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
SickleSCAN® Test
The Company’s SickleSCAN® test is a rapid, multiplexed, qualitative point-of care immunoassay for the diagnosis of Sickle cell disorders, and is made up of three indicators, which detect the presence of hemoglobins A, S, and C, allowing the user to rapidly distinguish between normal, carrier, and sickle cell disease samples. The SickleSCAN®test is the world’s first rapid point-of-care test for the diagnosis of sickle cell disease. The SickleSCAN® test is currently sold outside the U.S. through the Company’s international sales channels.

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

Colli-Pee® Urine Collection Device
The Company also sells the Colli-Pee® collection device for the volumetric collection of first void urine samples. This product is used in liquid biopsy applications for the prostate and bladder cancer markets and in the sexually transmitted infection screening market. The Colli-Pee® collection device is registered as a class I urine collection device without a claim for preservative. The Colli-Pee® collection device with preservative solution known as NucleoPrecision™ chemistry, does not have FDA clearance and is labeled “For Research Use Only” in the U.S. In December 2025, the Company also submitted a 510(k) to the FDA for clearance of its Colli-Pee® at-home urine collection device, with NucleoPrecision™ chemistry, for sexually transmitted infections, which is currently under review.

HEMAcollect™ • PROTEIN Blood Collection Device

In July, 2025, the Company announced the launch of the HEMAcollect™ • PROTEIN blood collection device, an evacuated blood collection tube (“BCT”) designed to preserve and stabilize plasma proteins in whole blood for up to 7 days. The BCT uses our proprietary stabilizing liquid, known as ProteoPrecision™ chemistry, and preserves plasma proteins, facilitating storage and transport of blood samples at ambient temperatures. It is anticipated that its use for sample collection will deliver operational efficiencies to proteomic researchers and support the generation of high-quality data. The HEMAcollect™ • PROTEIN BCT is currently available for research use only.
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
OMNIgene®•XTRACT
The Company's OMNIgene®•XTRACT kit enables the rapid and efficient extraction of high-quality DNA from fecal samples that are validated for gut microbiome samples.
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

Substance Abuse Products

•Intercept® Drug Testing System — Oral fluid collection devices and related laboratory-based and automated assays for drugs-of-abuse testing, including the Intercept® and Intercept i2®he platforms.

•Immunoassay Tests and Reagents — MICRO-PLATE and AUTO-LYTE immunoassay products and related high-throughput assays used in forensic and clinical laboratory drug testing.

•Q.E.D.® Saliva Alcohol Test — A point-of-care, FDA-cleared and CLIA-waived saliva-based test for quantitative detection of ethanol.

In November 2024, the Company announced that it intended to exit the substance abuse testing business. Though the Company continued to fulfill final orders for certain of the foregoing products through the first half of 2025, it has ceased the production and sale of substance abuse testing products. The Company's substance abuse testing products were marketed to laboratories serving the workplace testing, forensic toxicology, criminal justice and drug rehabilitation markets in the U.S. and certain international markets.
Products Under Development
Diagnostic Products
The Company's research and development efforts include programs targeted at expanding and enhancing its diagnostics business. These programs typically focus on products related rapid tests for various diseases.

The Company is developing an updated Ebola test on the OraQuick® testing platform with funds obtained under its contract with BARDA.
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
Through its Sherlock subsidiary, the Company is developing a rapid molecular self-test for CT/NG. The Company acquired this program in connection with its acquisition of Sherlock. In December 2025, the Company submitted a 510(k) to the FDA for clearance of the CT/NG test, which is currently under review.
Through its Sherlock subsidiary, the Company is also developing a Covid/Flu molecular test, funded in part with Federal funds obtained from the HHS Administration for Strategic Preparedness and Response (ASPR) under contract number: 75A50124C00055. The Company acquired this program in connection with its Sherlock acquisition.
Sample Management Solutions
In order to intersect evolving customer needs within the academic and commercial markets, the Company's sample management solutions business product development pipeline is focused on extending offerings across different sample types and analytes within genomics, proteomics, microbiome and infectious disease areas. Genomic and proteomic customers are demonstrating an increasing demand for collection and stabilization of cell-free nucleic acids, exosomes, proteins, DNA and RNA, while infectious disease customers have expressed growing interest in at-home urine collection for STI testing. In December 2025, the Company submitted a 510(k) to the FDA for clearance of its Colli-Pee® at-home urine collection device for sexually transmitted infections, which is currently under review. On the microbiome front, the Company continues to focus research and development work on collecting and stabilizing microbial DNA, RNA and metabolites from multiple sample types including gut, skin, vagina and saliva.
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
The Company sells its OraQuick® HIV Self-Test in the U.S. retail or consumer market as well as to the same markets as the OraQuick ADVANCE® test for use in public health-oriented programs. The product is also available for purchase online through certain retailers and from the Company's website, www.oraquick.com. The Company also sells its OraQuick® HIV Self-Test in certain international markets.
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

The Company's products include the Colli-Pee® collection device for the volumetric collection of first void urine. This product is in its early stages and initial sales are occurring primarily through distributors and collaborations for use in the liquid biopsy and sexually transmitted disease markets. The Colli-Pee® collection device is registered as a class I urine collection device without a claim for preservative. The Colli-Pee® collection device with preservative solution does not have FDA clearance and is labeled “For Research Use Only” in the U.S. In December 2025, the Company submitted a 510(k) to the FDA for clearance of its Colli-Pee® at home urine collection device for sexually transmitted infections.
Significant Products and Customers
Several different product lines have contributed significantly to the Company's financial performance, accounting for 10% or more of its total revenues during the past three years. The table below shows a breakdown of those product lines (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
OraQuick® HIV	$49,802	$60,804	$60,823
InteliSwab®	620	45,136	257,493
Genomics	31,546	44,861	47,005

One non-commercial customer accounted for approximately 3% of the Company's consolidated net revenues for the year ended December 31, 2025 and 24% and 63% for the years ended December 31, 2024 and 2023, respectively. The Company had no other customers that accounted for more than 10% of consolidated net revenues for the years ended December 31, 2025, 2024 and 2023.
Supply and Manufacturing
The Company manufactures its InteliSwab® COVID-19 Rapid Test, OraQuick ADVANCE® Rapid HIV test, OraQuick® HIV Self-Test, OraQuick® HCV test, OraQuick® Ebola test, OraSure®, Intercept® and Intercept i2® he collection devices, AUTO-LYTE® and MICRO-PLATE assays and Q.E.D.® saliva alcohol test in its Bethlehem, Pennsylvania facilities. The Company expects to continue to manufacture these products at this location for the foreseeable future.
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
The Company manufactures all of the proprietary chemistry and assay cards for its InteliSwab® COVID-19 Rapid Tests in its Bethlehem, Pennsylvania facilities. The Company significantly scaled up manufacturing capacity in the United States for its InteliSwab® COVID-19 Rapid Tests and achieved manufacturing capacity targets under its 2021 contract with the U.S. DOD, in coordination with the HHS. The Company's Opus Way facility was customized to accommodate increased manufacturing capacity. Throughout 2025, the Company made progress on consolidating its manufacturing footprint by using the Opus Way facility for a more significant portion of its manufacturing and distribution needs, including re-shoring of capacity to the United States.
The Company manufactures the majority of DNAG's products, including the Oragene® and Colli-Pee® product lines at its Bethlehem, Pennsylvania facilities. DNAG maintains two long-term relationships to manufacture additional volumes of certain products. Many of the raw materials and components used in these products are also purchased from third parties, some of which are purchased from a single source supplier. The Company is actively seeking to qualify other suppliers that can manufacture and supply the raw materials and components for the DNAG products. All DNAG products are produced in Canada and the United States.
Human Capital Resources
In order to achieve the Company's goals and expectations, it is crucial that it continues to attract and retain top talent. To facilitate talent attraction and retention, the Company strives to be a safe and rewarding workplace with opportunities for its employees to grow and develop in their careers.
As of December 31, 2025, the Company had 500 full-time employees, which compares to 501 employees as of December 31, 2024. The Company's employees are not currently represented by a U.S. collective bargaining agreement.
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
The Company's OraQuick® HIV Self-Test oral fluid test is the only rapid HIV test approved by the FDA for sale in the U.S. OTC market.
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
The Company's OMNIgene®• GUT device is being sold in the emerging microbiome market and competes with a variety of non-standard in-house solutions developed by various researchers, including simply freezing the sample after collection. The microbiome market is expected to require standardization in the methods used for collection and stabilization in order to derive more accurate and repeatable results. To date, the Company is one of the few vendors to offer a solution that fully meets these requirements.
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

The Company has patents throughout its product lines. Its patent portfolio includes pending applications, issued patents, and licensed patents in diagnostics and testing, sampling tools and sample preservatives. The Company's portfolio protects its innovative sampling tools, sample preservatives, and diagnostics that provide access to accurate, essential information that advances global health and well-being.
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
The Company has U.S. and international PCT patent applications that are directed to a new developer solution vial for use with sampling and assay devices. The international application entered its national phase in countries throughout the world in May 2023 and patents issuing from these applications are expected to expire in December 2041. One related design patent is issued in the U.S. and will expire in August 2040, and other related design patent applications are pending in the U.S., Canada, and Europe.
The Company has additional pending applications directed to new direct sample collection pads for its InteliSwab® COVID-19 Rapid Test. These applications entered their national phase in countries throughout the world in October 2023, and patents issuing from these applications will expire in November 2044. Two related design patents issued in 2024 in the U.S. and corresponding design applications were registered in Canada, China, India, and Europe. These design patents will expire 2038 and 2039.
The Company has registered design patents for a collection funnel and corresponding plunger device in Europe, Canada China, India, and the U.S.
The Company has an international family of patent applications filed in the United States and in numerous countries worldwide. These applications are directed to novel nucleoside reverse transcriptase inhibitor-specific antibodies for use in assays to detect the presence of nucleoside reverse transcriptase inhibitor drug derivatives, including tenofovir, in fluid samples. Patents issuing from these applications will expire between October 2038 and May 2041.
The Company holds, through its subsidiary, DNAG, seventeen issued United States patents and numerous foreign patents issued for compositions, methods and apparatuses for the collection, stabilization, transportation, and storage of nucleic acids (DNA and RNA) from oral fluid and other bodily fluids and tissues. Certain patents expired in April 2026, and others will expire through November 2040.
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
The Company owns rights to trademarks and service marks that it believes are necessary to conduct its business as currently operated. In the United States, the Company owns a number of trademarks, including the OraSure®, OTI™, OraQuick®, OraQuick ADVANCE®, ORASURE QUICKFLU®, SUREQUICK®, InteliSwab®, SMART SCIENCE MADE SIMPLE®, Oragene®, DNA Genotek®, OMNImet®, ORAcollect®, OMNIgene®, Diversigen®, CoreBiome®, Boostershot®, MetaGene®, Benchmark®, Novosanis®, Colli-Pee®, UCM®, UAS™, prepIT®, NucleoPrecision™, ProteoPrecision™, HEMAcollect™, and HEMAgene® trademarks.. The Company also licenses the SHERLOCK™ mark from The Broad

Institute, Inc. The Company also owns many of these marks and others in several foreign countries and it is pursuing registration of several other trademarks.
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
Most devices distributed in the United States must comply with the FDA’s Quality Management System Regulations (“QMSRs”), including current good manufacturing practices. These regulations govern the entire life cycle of a medical device, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing as well as complaint handling, corrective and preventative actions, and internal auditing. In complying with the QMSRs, manufacturers must continue to expend time, money and effort in the area of production, quality, and post-market surveillance to ensure full compliance.
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
The FDA regularly inspects companies to determine compliance with the QMSRs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in an FDA Form 483 (which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations), public warning letters, monetary penalties against a company or its officers and employees, suspension or withdrawal of regulatory approvals, operating restrictions, total or partial suspension of production, injunctions, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution.
The Company believes that its facilities and procedures are in material compliance with the requirements of the FDA’s QMSR, the European Union's Quality Management Systems requirements, ISO 13485:2016, and other post-market requirements, but the regulations are subject to change or may be unclear, and the Company cannot be sure that FDA investigators will agree with the Company's compliance with the FDA’s post-market requirements.
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
Foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate for Foreign Government (“CFG”). To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with QMSR regulations at the time of the last FDA inspection. If the FDA determines that the Company's facilities or procedures do not comply with the QMSR regulations, it may refuse to provide such certificates until the Company resolves the issues to the FDA’s satisfaction. Failure to obtain a CFG could inhibit the Company's ability to export its products to countries that require such certificates.
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

The EU Medical Devices Regulation (EU) 2017/745 (the “EU MDR”) and the In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746 (the “EU IVDR”), which repealed and replaced the Medical Devices Directive 93/42/EEC (“MDD”) and the In Vitro Diagnostic Medical Devices Directive 98/79/EC (“IVDD”) respectively, govern the regulation of medical devices and in vitro diagnostic devices in the European Union (“EU”). The EU MDR and EU IVDR impose stricter pre-market and post-market requirements for the marketing and sale of medical devices and in vitro diagnostic medical devices than the previous Directives, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU IVDR became fully applicable on May 26, 2022. There is a transitional period (which was extended in July 2024) during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the EU IVDR (subject to compliance with certain requirements under the EU IVDR, including in respect of post-market surveillance); however, Class A non-sterile devices do not benefit from such transitional provisions and have been required to fully comply with the EU IVDR compliant since May 26, 2022. The transition deadline for other classes of devices ranges from December 31, 2027 to December 31, 2029, provided certain transitional activities are performed by earlier deadlines (e.g. the manufacturer must sign a formal written agreement with a notified body for assessment under the EU IVDR).

In the EU, products that fall under the scope of the MDR and the EU IVDR may not be placed on the EU market without a valid CE mark. Approval of a national regulatory authority is not required to obtain a CE mark; however, depending on the class of product, conformity assessment by a notified body may be required. Notified bodies are accredited and supervised by national regulatory authorities to conduct conformity assessment procedures of medical devices or other products. The conformity assessment procedure for medical devices and in vitro diagnostic devices is to assess whether the device is compliant with the general safety and performance requirements set forth in the EU MDR or EU IVDR (as applicable), and includes an examination of the product’s technical dossier and the manufacturer’s quality system. ISO certification of the quality system in accordance with the relevant standard for medical devices or in vitro diagnostic devices creates a rebuttable presumption that the product satisfies the applicable requirements of the EU MDR or EU IVDR (as applicable) with respect to the quality management system. Compliance with these general safety and performance requirements allows the Company to complete the applicable conformity assessment procedure, involving a notified body where necessary, and to affix the CE mark to its products, without which they may not be placed on the market in the EU. The Company also notes that from January 1, 2021, the United Kingdom (“UK”) has introduced a UK-specific route to market for medical devices. Compliance with these UK requirements may add further complexities to the Company's international strategy.
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
Regulatory Risks
•Delay or failure to obtain FDA approval for new products could delay commercialization of new products and prevent the Company from achieving revenue growth.
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
Risks Relating to the Company's Common Stock
•The Company's stock price could be volatile.
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
In an effort to increase the Company's molecular revenues, it has devoted increasing time and attention to expanding sales of its genomics products both domestically and internationally, with both new and existing accounts, including co-

clearances and co-promotions with strategic partners. While the Company believes these new markets represent large growth opportunities, there is no assurance that it will be successful in capitalizing on these opportunities or that it will be able to increase the Company's product sales consistent with the Company's expectations. Factors that may impact the success of our genomics products include, but are not limited to, the market acceptance of the Company's products, available funding, cost containment strategies implemented by customers, increasing competition and regulatory constraints could limit sales of the Company's genomics products. To the extent that the Company is unsuccessful or limited in expanding the its business into new markets, the Company's revenues and results of operations could be negatively affected.
The Company's Future Success Depends Upon Market Acceptance of its Existing and Future Products and Service Offerings.
The Company's future success will depend, in part, on the market acceptance, and the timing of such acceptance, of existing products and products or technologies that may be developed or acquired. In addition, the Company's future revenues will depend on market acceptance of urine as a sample type , and the Company's other product offerings, such as the Company's anticipated CT/NG test and Colli-Pee® device. To commercially market new uses of the Company's products and to achieve market acceptance, it will likely be required to undertake clinical studies to validate the new uses for its products and spend significant funds to complete product development and clinical studies and then undertake substantial marketing efforts to inform potential customers and the public of the existence and perceived benefits of these products and services. In addition, governmental funding may be needed to help complete development, obtain required regulatory approvals, clearances or EUAs and create market acceptance and expand the use of these products and services.
There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and the Company's marketing efforts for new products and services or products with new uses may not be successful. The market for microbiome products and services is in its early stages and its future development and acceptance by the Company's customers is uncertain. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. It is possible that the Company's expenses to develop and market any such products will exceed any benefit in revenues, which may be short-lived. In addition, other products that compete with the Company's may achieve 510(k) clearance earlier than the Company's do, providing market advantages.
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
The sales cycles for certain of the Company's products can be lengthy and unpredictable, which makes it more difficult to accurately forecast revenues in a given period and may cause revenues and operating results to vary from period to period. Sales of the Company's products often involve purchasing decisions by large public and private institutions, may require many levels of approval and may be dependent on economic or political conditions and the availability of grants or funding from governmental or public health agencies which can vary from period to period in both amount and timing. For example, in past years the Company's OraQuick ADVANCE® HIV-1/2 test has been purchased through bulk procurement or other funding provided by governmental agencies. The Company's OraQuick® HCV test has been purchased by customers who receive government funding, and the Company believes increased funding from government agencies will be required to substantially increase the volume of HCV testing, especially in the public health market. There can be no assurance that purchases or funding from these agencies will occur or continue. In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. For example, the National Institutes of Health (“NIH”) announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. While, as of the date of this filing, a lower court has imposed a permanent injunction preventing the NIH from adopting the policy, which as been subsequently affirmed by a U.S. Circuit Court of Appeals, there can be no assurance that further adverse actions will not be taken. Further, our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies. In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. As a result, the Company may expend considerable resources on unsuccessful sales efforts or it may not be able to complete transactions at all or on a schedule and in an amount consistent with its objectives or previous order patterns.
The Company's Inability To Expand International Sales Could Adversely Affect its Business and Results of Operations.
One of the Company's strategic priorities is to substantially expand its product sales internationally. An opportunity to accomplish this objective is with the sale of the Company's OraQuick® HIV Self-Test in support of large self-testing programs in certain African countries and elsewhere. The Company's OraQuick® HIV Self-Test is also currently available in six European countries: United Kingdom, Germany, France, Italy, Spain and Portugal. The Company is also working to expand international sales of its professional HIV and HCV products and its sample management solutions. The Company is also pursuing opportunities to obtain certain governmental or economic incentives by establishing in‑country value‑added assembly or manufacturing operations (“near‑shoring”) in select international markets, including in parts of Africa, which are intended to provide cost, logistics, or market-access benefits.
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
The Company's International Presence May Increase Its Risks and Expose Its Business to Regulatory, Cultural or Other Restraints.
The Company seeks to increase revenue derived from international sales of its products. Its international sales accounted for $36.8 million, or 32% of consolidated revenues in 2025, $46.7 million, or 25% of consolidated revenues in 2024, and $43.8 million, or 11% of consolidated net revenues in 2023. In addition, the Company's subsidiary DNAG, which accounted for $39.5 million or 34% of consolidated net revenues in 2025, is operated in Canada. The Company has previously acquired foreign companies and it may acquire other foreign companies as part of its business development efforts.
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
In September 2022, the Company entered into an $8.6 million contract with BARDA to develop an updated Ebola test on the OraQuick® testing platform, which was subsequently modified in September 2023 to add an additional $6.8 in funding to be used to obtain the appropriate regulatory approvals. Also in September, 2022, the Company was selected to provide its OraQuick® HIV Self-Tests in support of the CDC "Together Take me Home," HIV self-test program. Under the program, the CDC is expected to provide $41.5 million over a five-year period to support community testing.
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

We believe that our facilities and procedures are in material compliance with the FDA’s QMSR requirements, the European Union’s Quality Management Systems requirements, ISO 13485:2016, but the regulations are subject to change or may be unclear, and we cannot be sure that FDA investigators will agree with our compliance with the FDA’s post-market requirements.
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

The Company currently purchases certain critical components of its products from sole supply sources or other third-party suppliers. For example, the biological antigens and antibodies, nitrocellulose and certain other components required to make the Company's OraQuick® HIV, HCV and Ebola products are currently purchased from sole-source suppliers. The Company has contracted with third parties in Thailand for parts of the assembly of OraQuick® HIV device and the OraQuick® HIV Self-Test in order to supply certain international markets. In addition, the Company's subsidiary, DNAG, uses, on a limited basis, third-party manufacturers to supply certain products, including its Colli-Pee®, Oragene® and ORAcollect® lines of collection kits.
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
The Company Expects Revenue Levels From its InteliSwab® COVID-19 Rapid Test to Continue to Decline.

The Company experienced a significant decline in revenues from InteliSwab® COVID-19 Rapid Test sales in 2024 and 2025, and expects revenues to continue to decline in 2026. The Company has seen a reduction in the prevalence of COVID-19 since the height of the pandemic, particularly following the expiration of the public health emergency declarations related to COVID-19 in mid-2023. The Company's revenues relating to the Company's COVID-19 testing products have declined, and it expects they will continue to decline in the future if the prevalence of COVID-19 remains low. Further, if COVID-19 becomes a seasonal virus or experiences additional fluctuations in prevalence, the Company could experience fluctuations in its revenues associated with its InteliSwab® COVID-19 Rapid Tests. While there is still limited demand for COVID-19 testing products, there is no guarantee that current or anticipated demand will continue, or if demand does continue, that the Company will be able to produce its InteliSwab® COVID-19 Rapid Test in quantities to meet the demand.
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
As with other FDA-regulated products, issues could emerge during the course of the marketing and use of the Company's products under an EUA that could impact the Company's ability to continue the sale and distribution of these products (for example, compliance or product performance issues). The applicable EUAs remain effective only until the HHS declaration is terminated or revoked, and the FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety. If that were to occur, then in order to market the Company's diagnostic products or collection kits for the purpose of detecting COVID-19 the Company would be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations for device manufacturers, including the QMSR under 21 CFR Part 820. It is possible that the Company may not be able to obtain those clearances or approvals in a timely manner, or at all, and that one or more of OraSure's competitors may obtain the necessary clearances or approvals for their products before the Company does.

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
Customer Concentration Creates Risk for the Company's Business.
One of the Company's customers accounted for approximately 3% of its net consolidated revenues for the year ended December 31, 2025. Certain parts of the Company's business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing the Company's products, or if it experiences difficulty in meeting the high demand by these larger customers for its products, the Company's revenues and results of operations could be adversely affected.

The Company is Subject to Risks Related to Government Funding and Customer Ordering.

A portion of our revenues is derived from sales to customers that rely on funding from the U.S. government, including federal agencies, state programs, and entities receiving grants and contracts from the HHS, the U.S. Agency for International Development (“USAID”), the Centers for Disease Control and Prevention (“CDC”), and other government programs. In 2025, the U.S. government implemented funding freezes and delays that have directly affected healthcare and life sciences procurement. Any reduction, delay, or uncertainty in the availability of such funding could adversely affect the purchasing patterns of these customers, impacting our business, financial condition, and results of operations.

Among factors that could adversely affect our business are the impact of actions, such as the U.S. government implementing funding freezes and delays; other changes in fiscal policies or decreases in available government funding; changes in government funding priorities; changes in government programs or applicable requirements; the impact of the adoption of new laws or regulations or changes to existing laws or regulations on global health initiatives and domestic procurement of essential healthcare supplies; changes in government administration and national and international priorities, including developments in the geopolitical environment; the termination or reduction in certain funding for research and development, including from BARDA; changes in audit policies and procedures of government entities; potential delays or changes in the government appropriations process; and delays in the payment of our invoices by government payment offices.

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
The Company has acquired or made investments in several companies through which it has gained access to new technologies, products and services which are complementary to its existing business and aligned with its long-term business strategy. For example, in January 2024, the Company announced its investment and entry into wide ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), in December 2024, the Company acquired Sherlock, expanding the Company's product pipeline with the addition of Sherlock's molecular diagnostics platform, and in November 2025, the Company acquired BioMedomics, also expanding the Company's product pipeline with the addition of BioMedomics' SickleSCAN™ test for sickle cell disease. The Company will likely continue to pursue strategic acquisitions or investments as a way to expand its business. These activities, and their impact on the Company's business, are subject to many risks, including the following:
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

Government funding is subject to the political process, which is inherently fluid and unpredictable. Under the Trump administration, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. Indirect costs represented more than 25% of total grant dollars awarded by the NIH in 2023. Our research customers may face increased financial pressure due to this change or any future caps on indirect costs. While, as of the date of this filing, a lower court has imposed a permanent injunction preventing the NIH from adopting the policy, which has been subsequently affirmed by a U.S. Circuit Court of Appeals, there can be no assurance that further adverse actions will not be taken. Further, our revenue may be adversely affected if our research customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies, such as the NIH.
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

All in vitro diagnostic devices that are to be placed on the market in the EU must bear a CE mark indicating conformity with the applicable requirements of the EU IVDR. The EU IVDR became applicable on May 26, 2022 and repealed the previous IVDD. There is a transitional period during which products that have a declaration of conformity issued under the IVDD prior to May 26, 2022 may continue to be placed on the EU market for a certain period before requiring certification under the EU IVDR, subject to compliance with certain requirements under the EU IVDR (see the section titled "Governmental Regulation - International" for further information). The Company has obtained the CE mark for several of its existing products under the IVDD. It also intends to apply for CE marks for certain of its future products and is not aware of any material reason why it would be unable to obtain those marks. However, there can be no assurance that compliance with all provisions of the EU IVDR will be demonstrated and the CE mark will be obtained or maintained for all products that the Company desires to sell in the EU. The failure to obtain or maintain the CE mark for one or more of the Company's products could lead to the termination of strategic alliances and agreements for sales of those products in the EU and mean that the Company is unable to sell such products in the EU.
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
Regulation by the FDA and other federal, state and foreign regulatory agencies impacts many aspects of the Company's operations and the operations of its suppliers and distributors, including manufacturing, labeling, packaging, adverse event reporting, recalls, distribution, storage, advertising, promotion and recordkeeping. The Company is subject to routine inspection by the FDA and other agencies to determine compliance with QMSR and FDA regulatory requirements in the United States and other applicable regulations worldwide, including but not limited to ISO standards. The Company believes that its facilities and procedures are in material compliance with the FDA requirements and ISO standards, but the regulations may be unclear and are subject to change, and the Company cannot be sure that the FDA or other regulators will agree with its compliance with these requirements. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the performance of approved or cleared products or impose conditions on any product clearances or approvals that could restrict the distribution or commercial applications of those products. Regulatory agencies may impose restrictions on the Company or its distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product or additional regulatory actions, including withdrawal of the product from the market.
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
Some of the Company's products, particularly those sold by DNAG, are sold for research purposes in the U.S. The Company does not promote these products for clinical diagnostic use and they are labeled “For Research Use Only” ("RUO"). If the FDA were to disagree with the Company's RUO designation of a product, it could allege that we had misbranded or adulterated our RUO products. If the FDA asserts that our RUO products are subject to marketing authorization, or that our RUO products are adulterated or misbranded, our business, financial condition or results of operations could be adversely affected.
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
The Company's Inability to Respond to Changes in Regulatory Requirements Could Adversely Affect Its Business.
The Company believes that its products and procedures are in material compliance with all applicable FDA regulations, ISO requirements, and other applicable regulatory requirements, but the regulations regarding the manufacture and sale of its products, the QMSR and ISO requirements, and other requirements may be unclear and are subject to change. Newly promulgated regulations could require changes to the Company's products, necessitate additional clinical trials or procedures, or make it impractical or impossible for it to market its products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval or clearance and/or impose new or additional requirements as part of the approval or clearance process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain approvals and sell the Company's products.
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

Disruptions at the FDA and Other Government Agencies, Including Staffing Constraints, and Funding Uncertainty, Could Delay or Prevent the Development, Review, Approval, or Commercialization of Our Products and Adversely Affect Our Business.

Our business depends on the effective functioning of the FDA, the SEC, and other governmental authorities that regulate, review, fund, or otherwise influence the development, approval, manufacturing, and commercialization of our products. In recent periods, these agencies have experienced material disruptions, including government shutdowns, workforce reductions, hiring freezes, funding uncertainty, and shifts in policy priorities, and similar conditions may persist or recur. These disruptions have resulted in longer and less predictable regulatory review timelines, reduced availability of agency personnel, and delays in inspections, meetings, and other regulatory activities. Following a shutdown or funding change, regulatory backlogs and resource constraints may continue for extended periods. As a result, our ability to obtain timely regulatory approvals, clearances, or authorizations for new or modified products may be delayed or impaired, which could postpone product launches, increase development costs, require additional studies or data, or prevent products from being commercialized. Our regulatory risk is further heightened by the FDA’s increasing workload, evolving oversight priorities, and constraints on its ability to hire and retain experienced personnel. Reduced staffing or funding at the FDA or other agencies may limit their capacity to meet performance goals, conduct inspections, or provide timely guidance, which could adversely affect our development timelines and commercial plans.
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
Failure to Comply With Data Protection Requirements or Privacy Laws Could Increase the Company's Costs.

The Company is subject to European data protection regulations where it collects and uses personal data related to Europe. This includes the EU General Data Protection Regulation (“EU GDPR”) as well as other national data protection legislation in force in relevant European Economic Area (“EEA”) member states, and the EU GDPR in such form as incorporated into the laws of the UK ("UK GDPR", together with EU GDPR, "GDPR"), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data: (i) regarding individuals in the EEA; and/or (ii) carried out in the context of the activities of the Company's establishment in any EEA member state. Failure to comply with the GDPR, and any supplemental European Economic Area (“EEA”) country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data the Company collects, may result in fines and other administrative penalties, including fines of up to the greater of 4% of worldwide turnover and €20 million (or £17.5 million in the UK). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR imposes several mandatory requirements on companies that process personal data, including requirements relating to the processing of special category personal data (such as health sensitive data), ensuring a legal basis or condition applies to the processing of personal data, which may include obtaining the consent of the individuals to whom the personal data relates, providing notice to individuals about personal data processing activities, having data processing agreements with third parties who process personal data, notification of personal data breaches to data protection authorities and individuals, and the implementing of safeguards to protect the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA/UK to third countries, including the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, or the EU-US Data Privacy Framework) applies. Any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws may impede the Company's ability to conduct trials and may adversely affect its business and financial position.

The European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (the “Adequacy Decision”) ensuring transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has also confirmed personal data transfers from the UK to the EEA remain free flowing. Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, there is increasing risk of divergence in application, interpretation and enforcement of these data protection regimes, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”), now in force, further differentiates the UK’s data protection regime from the EEA. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate concerns around the UK’s adequacy for transfers of EU personal data, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and their interaction with EU laws and regulations may affect the Company’s efforts to maintain a harmonized approach to processing European personal data and expose the Company to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase the Company’s legal risk and compliance cost associated with the handling of European personal data, and may require the Company to adapt its privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, such that the Company may be unable to operate in a uniform legal landscape across the EEA.

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

The Company is also subject to the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain uses of sensitive personal information, including health information. It also provides for civil penalties for violations and allows for a private right of action for data breaches that is expected to increase data breach litigation. The law also created a new state regulatory agency that was vested with authority to implement and enforce the CCPA. Failure to comply with the CCPA or other data processing or security laws, or any changes in these laws, could adversely impact the Company's business and its business plans. Similar laws have been passed and proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which went into effect in March 2024. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

In recent years, there has been increasing public and regulatory scrutiny of the use of cookies by companies in the healthcare space. For example, the FTC has brought enforcement actions against online healthcare services and service providers, and there has been an increase in litigation alleging the unauthorized collection and sharing of sensitive health information in violation of federal and state privacy laws. While we do not collect HIPAA-regulated PHI via the use of cookies on our websites, and we believe our use of cookies on those websites complies with all applicable laws, we may from time to time receive public or regulatory inquiries about our use of tracking technologies. Continued regulation of cookies, changes in the interpretation and enforcement of existing laws and regulations, and increased scrutiny of the use of cookies by healthcare technology companies could restrict our ability to engage in certain activities or require changes to our practices. If we are believed or found to have not complied with our obligations under applicable laws, we may also be subject to litigation, substantial financial penalties, injunctive actions and reputational harm. All of the above could impact our business, financial condition or results of operations.

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
We may use and integrate AI into our business practices, including through the adoption of commercially available tools. The evolving nature of AI technologies and the surrounding legal and regulatory environment presents risks and uncertainties related to cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, and reputational challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. The use of AI technology can give rise to intellectual property risks, including disclosures or other compromises to proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In Europe, the EU begin implementing the Artificial Intelligence Act (“AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by these laws and regulations, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Even in the absence of dedicated AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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

On April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plan to end enforcement discretion for many LDTs in five stages over a four-year period. However, in March 2025, a federal district court judge issued a decision that vacated the FDA’s final rule on the grounds that the FDA did not have authority under the FDCA to promulgate it because LDTs do not fall within the statutory definition of “device.” This district court ruling was not appealed, and the FDA’s final rule will no longer be implemented or enforced by the FDA.

Stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, although it is unclear whether any future legislative efforts towards such a goal would be successful. The outcome and ultimate impact on our business of any future changes to the federal government’s regulation of LDTs via legislative enactments is difficult to predict.
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

In recent years, the Department of Justice indicted a number of telemedicine companies and cancer genetic testing laboratories for allegedly submitting fraudulent insurance claims to Medicare. In the past, a number of these companies were purchasing DNAG products. As a result of these activities, the FDA has issued letters to genetic testing laboratories indicating that it plans to increase oversight of this market which has caused some of these companies to stop providing testing options or to change how they are reporting the information provided by the testing. The activities have negatively affected this market and, should these enforcement actions continue despite the district court's ruling on FDA's final rule on LDT's, there is a risk that these enforcement actions will continue to negatively affect this market by forcing laboratories to either stop offering such services or restricting the use of such services. Such a reduction in testing could result in decreased sales of the Company's DNA collection devices.
The Company's International Sales Create Potential Exposure Under Anti-Corruption Laws.
The Company has a policy in place prohibiting its employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the FCPA and similar foreign laws. In 2025, approximately $36.8 million of the Company's consolidated net revenues were generated from sales in a variety of foreign countries. These international activities subject the Company to the FCPA, the U.K. Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. The Company has operations, enters into agreements with third parties, and makes sales in countries known to experience corruption. Further international expansion, including the acquisition of foreign entities, may create increased exposure to such practices. The Company's activities in these countries creates the risk of unauthorized payments or offers of payments by one of the Company's employees, consultants, sales agents or distributors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to the Company's control. It is the Company's policy to implement safeguards to discourage these practices by its employees and distributors, including employee training, contracts requiring compliance with the FCPA and similar rules, and standard reviews of its distributors. However, the Company's existing safeguards and any future improvements may not prove to be effective, and its employees, consultants, sales agents or distributors may engage in conduct for which the Company might be held responsible. Violations of the FCPA and other laws may result in criminal or civil sanctions, which could be severe and the Company may be subject to other liabilities, which could negatively affect its reputation, business, results of operations and financial condition.

Risks Relating to the Economy, the Company's Financial Results, Investments, and Need for Financing
The Company Has Experienced Losses in the Past and May Not Be Able to Again Achieve and Maintain Profitable Operations.
The Company has experienced annual net losses during the five years prior to 2015, between 2020 through 2022 and again recorded net losses for the years ended December 31, 2024 and 2025. In addition, as of December 31, 2025, the Company had an accumulated deficit of $172.2 million. Even though the Company achieved profitability in 2015 through 2019 and in 2023, there can be no assurance that it will be able to achieve or sustain profitability in the future.
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
Increasing Geopolitical and Economic Risk and Tariffs Could Negatively Affect Our Ability to Maintain Sales at Existing Levels

Geopolitical and macroeconomic developments, including the imposition or expansion of tariffs, non-tariff barriers and trade restrictions, or other protectionist measures have contributed to increased uncertainty and volatility in global markets. These actions could increase the cost of materials, components, or finished goods, make it more difficult for us to attract new customers, retain existing customers, continue to produce and source in an optimal manner, maintain our supply chain, or maintain sales at existing levels, both in the United States and in other countries. Trade‑related measures have in the past, and may in the future change with limited notice and could be accompanied by retaliatory actions by other countries. Geopolitical and economic risks, together with trade protectionism have increased over the past few years in many regions of the world, including in the United States. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could make our offerings more expensive or non-competitive in the affected countries. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our business results, cash flows, financial condition, or prospects. Changes in political leadership, statutory frameworks, or regulatory policy in the United States and abroad may further affect the interpretation, implementation, or enforcement of laws and regulations applicable to our business. If regulatory disruptions, staffing constraints, funding limitations, or trade actions continue or intensify, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

An Impairment of Goodwill and Intangible Assets Could Reduce the Company's Earnings.
At December 31, 2025, the Company's consolidated balance sheet reflected approximately $43.4 million of goodwill and approximately $19.0 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles (“U.S. GAAP”) require the Company to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment review often cannot be done at the level of the individual asset and it must instead be applied to a group of assets. For the purpose of the Company's annual goodwill impairment testing based on the current circumstances of how the Company manages or business, this group of assets is the Company as a whole. If the Company determines that any of its goodwill or intangible assets were impaired, it will be required to take an immediate charge to earnings and its results of operations could be adversely affected. The Company recognized a pre-tax impairment charge of $8.5 million related to intangible assets during the year ended December 31, 2023, which is reported in loss on impairments in the Company's consolidated statement of operations.
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
In addition, the revenues and expenses of the Company's subsidiary, DNAG, are recorded in Canadian dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars for purposes of reporting consolidated financial results. The Company's expectation is that the businesses of its foreign subsidiary will continue to grow and its exposure to foreign currency exchange rates may be more significant than in past years.
Exchange rate fluctuations may affect the revenues and expenses of the Company's foreign subsidiary and the translation of those financial results into U.S. dollars. Favorable movement in exchange rates have benefited the Company in prior periods. However, where there are unfavorable currency exchange rate fluctuations, the Company's consolidated financial statements including its balance sheet, revenues and results of operations, could be negatively affected. In addition, fluctuations in exchange rates could affect year-to-year comparability of operating results. In the past, the Company has not generally entered into hedging instruments to manage its currency exchange rate risk, but it may need to do so in the future. However, the Company's attempts to hedge against these risks may not be successful. If the Company is unable to successfully hedge against unfavorable foreign currency exchange rate movements, its consolidated financial results may be adversely impacted.
Risks Relating to the Company's Common Stock
The Company's Stock Price Could Continue to be Volatile.
The Company's stock price has been volatile, has fluctuated substantially in the past, may be volatile in the future and could experience substantial declines. The following factors, among others, could have a significant impact on the market for the Company's Common Stock:
•The performance of the Company's business, including its efforts to increase sales of OraQuick® HIV, HCV and sample management solutions and its OraQuick® HIV Self-Test;
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
•General market and economic conditions, including those related to inflation, interest rates, tariffs and foreign currency exchange rates; and
•Terrorist attacks, civil unrest, war and national disasters, including pandemics.
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
General Risk Factors

Our Business Could be Negatively Affected as a Result of Actions of Activist Stockholders.
While we value open dialogue and input from our stockholders, activist stockholders could take actions that could adversely affect our business. Specifically, responding to common actions of an activist stockholder, such as requests for potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination, or other transaction or other special requests, could disrupt our operations, be costly and time-consuming, or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may make it more difficult to attract and retain qualified employees. Our ability to continue to commit to our mission, guiding principles, and culture may also be questioned, which could impact our ability to attract and retain business. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
The Company is selling the InteliSwab® COVID-19 Rapid Test and the OraQuick® HIV Self-Test in the United States OTC market, and it offers HIV Self-Tests to consumers internationally. The Company believes the sale of products for use by consumers increases its potential exposure to product liability and other claims.
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
Cyber-attacks and other cybersecurity incidents such as ransomware, phishing, and social engineering attacks could result in unauthorized access to the Company's computer systems or its third-party IT service providers' systems and, if successful, misappropriate personal, sensitive, or confidential information. As previously disclosed, the Company has, like others in its industry, in the past and may in the future experience cybersecurity incidents. If successful, these attacks could lead to service interruptions, extortion, theft of confidential, personal or proprietary information, the compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of the Company's systems could adversely affect its business operations and/or result in the loss or compromise of personal, sensitive, or confidential information or intellectual property. The Company maintains cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of the Company's systems.

The Company has outsourced significant elements of its IT infrastructure and, as a result, it manages relationships with third-party providers who may or could have access to the Company's sensitive and confidential information. The Company relies on technology developed, supplied and/or maintained by third-parties that may make the Company vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. The size and complexity of the Company's IT and information security systems, and those of its third-party providers (and the amount of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security incidents from inadvertent or intentional actions by, but not limited to, Company employees, service providers, business partners, customers or malicious attackers. In addition, a contractor or other third party with whom the Company does business may attempt to circumvent its security measures or obtain such information, and may purposefully or inadvertently cause an incident involving sensitive information. While the Company will continue to evaluate and implement additional protective measures to reduce the risk and detect cybersecurity incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite the Company's cybersecurity measures, its information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to cybersecurity incidents, compromises, or malfeasance.
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
In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China, escalation of tensions between China and Taiwan, or escalation in conflict between Russia and Ukraine or the conflict in Iran, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on the Company's business or ability to access the capital markets. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Such sanctions could damage or disrupt international commerce and the global economy. The Company cannot predict the broader or longer-term consequences of the conflict in Ukraine or Iran, or of the sanctions imposed to date, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict in Ukraine or Iran could exacerbate supply chain challenges, lead to an increase in cyberattacks, affect the global price and availability of key commodities, reduce the Company’s sales and earnings or otherwise have an adverse effect on its business and results of operations.
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

Governance Related to Cybersecurity Risks

Our vice president of information technology (“VP of IT”) is responsible for the strategic leadership and direction of the Company’s information security management system. Our VP of IT has over 25 years experience managing IT teams, including 10 years managing IT security teams. Led by the VP of IT, along with our Director of IT Security, the IT leadership team reviews the Company’s cybersecurity objectives at least annually, and more frequently as needed, and takes steps to further the suitability and effectiveness of the Company’s information security program. The output from these reviews are reported periodically to senior management. We have also established a cybersecurity management committee comprised of IT, communications, finance, legal and product personnel.

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
ITEM 2.    Properties.

The Company owns a 31,700 square foot facility that houses its primary corporate office, sales and marketing, research and development, human resources, and regulatory and quality offices. The Company also owns a 48,000 square foot facility and a 33,500 square foot facility which are used for manufacturing activities. The Company also leases a 139,000 square foot manufacturing facility. Each of these facilities is located in Bethlehem, Pennsylvania. The Company's subsidiary, DNAG, also leases a 36,000 square foot facility in Ottawa, Canada, which is used as its primary corporate office and houses sales and marketing, manufacturing, distribution, research and development, and regulatory and quality operations. The Company's subsidiary, Sherlock, leases various facilities in the United Kingdom totaling approximately 37,600 square feet, as well as outside Boston, Massachusetts, totaling approximately 5,000 square feet. These facilities house Sherlock's corporate offices, production, and research and development activities. The Company's subsidiary, BioMedomics, leases a building in North Carolina totaling approximately 2,000 square feet. The facility houses BioMedomics' corporate offices, production, and research and development activities.

The Company believes that the facilities described above are adequate for its current requirements.
ITEM 3.    Legal Proceedings.

Discussion of legal matters is incorporated by reference from Note 14, Commitments and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.    Mine Safety Disclosures.
Not Applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company's Common Stock is listed for trading on the Global Select Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “OSUR”. On February 23, 2025, there were 241 holders of record and approximately 19,647 holders in street name of the Company's Common Stock, and the closing price of its Common Stock was $2.75 per share.
Dividends
The Company has never paid any cash dividends and its Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.
Purchases of Equity Security by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased		Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
October 1, 2025 - October 31, 2025	551,044	(2)	2.90	531,201	$28,459,997
November 1, 2025 - November 30, 2025	144,162		2.45	144,162	$28,106,600
December 1, 2025 - December 31, 2025	1,262,230		2.49	1,262,230	$24,960,000
	1,957,436			1,937,593
(1)In March 2025, the Company's board of directors authorized a stock repurchase program (the “Repurchase Program”) effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of management through various methods in compliance with applicable state and federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and regulations.
(2)Includes shares retired to satisfy minimum tax withholdings, in connection with the vesting of restricted and performance shares, pursuant to the OraSure Technologies Inc. Stock Award Plan.
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
The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the Nasdaq Composite Index, and the Nasdaq Health Care Index for the period from December 31, 2020 through December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.
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

	Fiscal Year Ending December 31,
	2020	2021	2022	2023	2024	2025
OraSure Technologies, Inc.	100.00	82.10	45.54	77.47	34.10	22.86
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Health Care	100.00	89.96	67.65	68.20	66.46	81.27
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
The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below. This section of this Annual Report on Form 10-K for the year ended December 31, 2025 (this "Annual Report") generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Business Overview
The Company's business consists of the development, manufacture, marketing, sale and distribution of simple, easy to use diagnostic products and specimen collection devices using its proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. Our diagnostic products include tests for diseases including HIV, Hepatitis C, Syphilis, Sickle Cell and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV and COVID-19 products are also sold in a consumer-friendly format in the OTC market in the U.S. and, in the case of the HIV and HCV products, as a self-test to individuals in a number of other countries, including, for the HIV products, as an oral swab in-home test for HIV-1 and HIV-2 in Europe, and for the HCV products, as an OTC test. In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG, which is currently under review.
The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, and companion animal market segments. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. Initial sales of this product for research use only are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. In December 2025, the Company also submitted a 510(k) to the FDA for clearance of its Colli-Pee® at-home urine collection device for sexually transmitted infections, which is currently under review.
Recent Developments
Risk Assessment Testing
In the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line which was completed in the second quarter of 2025. Sales of its risk assessment products contributed $1.9 million and $8.4 million to revenues during the twelve months ended December 31, 2025 and 2024, respectively. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.
Acquisition of BioMedomics, Inc.
In November 2025, the Company acquired BioMedomics, Inc. (“BioMedomics”), pursuant to which BioMedomics became a wholly-owned subsidiary of the Company. The BioMedomics acquisition expands the Company's diagnostic portfolio by adding SickleSCAN®, a rapid, point-of-need test for sickle cell disease that is sold outside of the United States.

Results of Operations
The Company's consolidated net loss for the year ended December 31, 2025 was $68.7 million, or $0.94 per share on a fully diluted basis, compared to consolidated net loss of $19.5 million, or $0.26 per share on a fully diluted basis, for the year ended December 31, 2024.
Year ended December 31, 2025 compared to December 31, 2024.
CONSOLIDATED NET REVENUES
The table below shows a summary of total consolidated net revenues (dollars in thousands) for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2025	2024		2025	2024
Diagnostics (1)	$66,497	$75,917	(12)%	58%	41%
Sample Management Solutions (2)	38,356	51,046	(25)	33	28
Risk Assessment Testing (3)	1,866	8,354	(78)	2	4
Other products and services (4)	1,716	2,453	(30)	1	1
COVID-19 Diagnostics	620	45,136	(99)	1	24
Molecular Services	—	1,705	(100)	—	1
Net product and services revenues	109,055	184,611	(41)	95	99
Non-product and services revenues (5)	5,966	1,216	391	5	1
Net revenues	$115,021	$185,827	(38)%	100%	100%
(1)Includes HIV, HCV, Syphilis, and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes COVID-19 Sample Management Solutions product revenues.
(5)Includes funded research and development contracts, royalty income, and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 38% to $115.0 million for the year ended December 31, 2025 from $185.8 million for the year ended December 31, 2024.
Sales of the Company's Diagnostics products decreased 12% to $66.5 million for the year ended December 31, 2025 from $75.9 million for the year ended December 31, 2024. This decrease in revenues is largely due to lower international HIV revenues primarily driven by a decrease in funding and customer ordering patterns in Africa and Asia. Lower sales of the Company's HIV domestic products due to a decrease in overall funding impacting HIV programs also contributed to the decline in diagnostic revenues. Offsetting these decreases in revenues is an increase in Syphilis revenue resulting from the launch in the second quarter of 2024.
Sample Management Solutions revenues decreased by 25% to $38.4 million for the year ended December 31, 2025 compared to $51.0 million for the year ended December 31, 2024. Sales of the Company's Sample Management Solutions are being impacted by a large customer's bankruptcy.
Risk Assessment testing revenues decreased 78% to $1.9 million for the year ended December 31, 2025 from $8.4 million for the year ended December 31, 2024. The Company discontinued this line of business at the end of 2024 and the business wound down in early 2025.
COVID-19 Diagnostics revenues decreased 99% to $0.6 million for the year ended December 31, 2025 from $45.1 million for the year ended December 31, 2024 due to decreased sales of the Company's InteliSwab® tests through its U.S. government procurement contracts. The Company experienced a significant decline in COVID-19 revenues during 2024 due to the fulfillment of these contracts and lower overall demand for COVID-19 testing and anticipates that this trend will continue into the foreseeable future.
Molecular Services revenues, which were largely derived from the Company's microbiome molecular sequencing services, were nil for the year ended December 31, 2025 compared to $1.7 million for the year ended December 31, 2024. The decrease in services revenues was due to the decision to exit this line of business.
Non-Product and Services Revenues
Non-product and services revenues increased 391% to $6.0 million for the year ended December 31, 2025 from $1.2 million for the year ended December 31, 2024 primarily due to the recognition of revenue under funded R&D contracts that were assumed by the Company as a result of the Sherlock acquisition at the end of 2024 as well as an increase in funded R&D under other BARDA contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin decreased to 41.9% for the year ended December 31, 2025 from 42.7% for the year ended December 31, 2024. The largest driver of the margin decline was a negative product mix driven by lower InteliSwab® sales that generate higher gross margins and lower genomics sales that also generate higher gross margins. Also contributing to the decline in margins was lower absorption of fixed overhead costs due to lower revenues and production. The termination of the microbiome molecular sequencing services business which historically dragged down the gross margin rate helped to improve the gross margin rate during the period along with the higher non-product revenues which contribute 100% to gross margin.
Consolidated operating loss for the year ended December 31, 2025 was $72.0 million, compared to a $28.3 million operating loss reported for the year ended December 31, 2024. Results for the year ended December 31, 2025 were negatively impacted by the decrease in revenues, lower gross margins earned on the revenues and by higher operating expenses. Results for the year ended December 31, 2025 included change in the estimated fair value of acquisition-related contingent consideration of $4.6 million offset by gain on sale of assets of $0.7 million. Results for the year ended December 31, 2024 included impairment charges of $4.4 million.
Research and development expenses increased 63% to $42.5 million for the year ended December 31, 2025 from $26.0 million for the year ended December 31, 2024 largely due to higher spend incurred for clinical trials for the CT/NG device and additional research and development operational expense layered in from the acquired Sherlock companies.
Sales and marketing expenses decreased 16% to $26.1 million for the year ended December 31, 2025 from $31.0 million for the year ended December 31, 2024 primarily due to decreased employee costs associated with a reduction in headcount, and lower market research and advertising spend.
General and administrative expenses increased 3% to $47.7 million for the year ended December 31, 2025 from $46.2 million for the year ended December 31, 2024 largely due to higher legal fees relating to the NowDx litigation (discussed further in Note 14, Commitments and Contingencies, to the consolidated financial statements included herein) and costs associated with the Sherlock acquisition. Also contributing to the increase were additional general and administrative expenses layered in from the acquired Sherlock companies which occurred in December 2024. Lower stock compensation expense, consulting fees, and decreased employee costs partially offset the increase in general and administrative spend.
All of the above contributed to the Company's operating loss of $72.0 million for the year ended December 31, 2025, which included non-cash charges of $10.2 million for depreciation and amortization, $10.1 million for stock-based compensation, and $4.6 million for change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $28.3 million for the year ended December 31, 2024 included a non-cash charge of $11.9 million for stock-based compensation, $10.9 million for depreciation and amortization, and impairment charges of $4.4 million.
CONSOLIDATED OTHER INCOME
Other income for the year ended December 31, 2025 was $7.4 million compared to $12.2 million for the year ended December 31, 2024. The decrease in other income is primarily due to lower interest income and lower foreign currency gains.

CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. The Company has not achieved U.S. cumulative pre-tax earnings based on a rolling three year window as the Company has not achieved a level of sustained profitability that would, in its judgment, support the release of the valuation allowance. For the years ended December 31, 2025 and 2024, the Company recorded income tax expense of $1.8 million.
Liquidity and Capital Resources

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$199,278	$267,763
Working capital	222,113	299,737
The Company's cash and cash equivalents decreased to $199.3 million at December 31, 2025 from $267.8 million at December 31, 2024. The Company has $86.9 million, or 44% of its $199.3 million of cash, cash equivalents and available-for-sale securities held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $222.1 million at December 31, 2025 from $299.7 million at December 31, 2024. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $49.0 million. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory purchases, and payments to vendors. The Company's net loss of $68.7 million included non-cash charges of depreciation and amortization expense of $10.2 million, stock-based compensation expense of $10.1 million, change in estimated fair value of acquisition-related contingent consideration of $4.6 million, a loss on equity investment of $2.3 million, and other non-cash charges aggregating to $1.2 million.
Cash used by the Company's working capital accounts included a decrease in accrued expenses and other liabilities of $8.7 million largely attributable to lower bonus accruals, an increase in prepaid expenses and other assets of $2.4 million associated with an increase in the Company's Canadian income tax receivable and increased prepayment of costs associated with the Company's efforts to prepare for production of the CT/NG device, a decrease of $1.7 million in accounts payable, and a decrease in deferred revenue of $1.5 million as work on grant projects is completed and earned. Offsetting these uses of cash is a decrease in inventory balances of $3.6 million related to the discontinuance of sales of the Company's Risk Assessment products and lower demand for its InteliSwab® COVID-19 Rapid test, and a decrease in accounts receivable of $1.9 million as the Company experienced a decline in overall sales.
Investing Activities
Net cash used in investing activities was $6.8 million for the year ended December 31, 2025, associated with proceeds from sale of property and equipment offset by the acquisition of new property and equipment. Investing activities also includes $3.6 million of cash used for the acquisition of BioMedomics.
Financing Activities
Net cash used in financing activities was $16.9 million for the year ended December 31, 2025, which was largely comprised of $15.0 million to repurchase common stock pursuant to the Company's stock repurchase plan and $1.8 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted stock awarded to the Company's employees.
Resources

The Company's contractual obligations are included in Note 14 of its consolidated financial statements. The Company expects existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements over the next twelve months. The Company's cash requirements, however, may vary materially from those now planned due to many factors, including, but not limited to, the scope and timing of future strategic acquisitions, the progress of its research and development programs, the scope and results of clinical testing, the cost of any future litigation, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the timing and cost of obtaining regulatory approvals, the timing and cost of future stock purchases, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the cost and timing of expansion of sales and marketing activities, market acceptance of new products, competing technological and market developments, the impact of the current economic environment and other factors.
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
Revenue Recognition
Product sales
Revenue from product sales is recognized upon transfer of control of a product to a customer based on an amount that reflects the consideration the Company is entitled to, net of allowances for any discounts or rebates.
The Company generally does not grant product return rights to its customers, except for warranty returns and return rights on sales of its OraQuick® HIV Self-Test to the retail trade, and InteliSwab® products to the retail trade and certain other customers.
Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, the Company expenses warranty returns as incurred.
The Company records shipping and handling charges billed to the Company's customers as product revenue and the related expense as cost of products sold.
Service revenues
Service revenues represent microbiome laboratory testing and analytical services. The Company recognizes revenues when it satisfies its performance obligations for services rendered. Service revenue was discontinued with the closure of the molecular services line of business in 2024.
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
Inventories
The Company's inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost method, and include the cost of raw materials, labor and overhead. The majority of the Company's inventories are subject to expiration dating, which can be extended in certain circumstances. The Company continually evaluates quantities on hand and the carrying value of its inventories to determine the need for net realizable value adjustments for excess and obsolete inventories, based primarily on prior experience with consideration of expected changes in the business and estimated forecasts of product sales. The Company reserves for inventory expiring within ninety days, with the exception of inventory that will be consumed or will have expiration dates extended. It also considers items identified through specific identification procedures in assessing the adequacy of its reserve. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of its inventories and reported operating results.
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
The Company performed its annual goodwill impairment analysis and noted there were impairment indicators. A quantitative impairment test was performed on both reporting units. Both reporting units showed fair value exceeded carrying value. The diagnostic reporting unit impairment results reflected a fair value with a narrower margin to its carrying value. As of November 30, 2025, the annual impairment testing date, the diagnostic reporting unit fair value exceeded the carrying value by 13%. As of December 31, 2025, the diagnostic reporting unit had $8.2 million of goodwill. The diagnostic reporting unit goodwill impairment analysis used both an income and market approach. These two approaches were weighted and the income approach was weighed more than the market approach. Key assumptions included estimates of revenues increasing each year as new products are launched and a weighted-average cost of capital based on guideline companies. The revenue and cashflows forecasts assume products are passed by regulatory bodies on a set timeline and market competition of future products is low. The revenues assume market growth will accelerate each year. If there are delays to attaining regulatory approval or successfully launching products, this could have a negative outcome on the goodwill impairment analysis. In addition, if the Company's weighted-average cost of capital is not aligned with guideline companies, this could negatively affect the goodwill impairment outcome.
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
As of December 31, 2025, the Company did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. Sales denominated in foreign currencies comprised 5% of the Company's total revenues for the year ended December 31, 2025. The Company does have foreign currency exchange risk related to its operating subsidiary in Canada. The principal foreign currency in which the subsidiary conducts business is the Canadian dollar. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could affect year-to-year comparability of operating results and cash flows. The Company's Canadian foreign subsidiary had net assets, subject to translation, of $112.1 million in U.S. dollars, which are included in the Company’s consolidated balance sheet as of December 31, 2025. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would have increased the Company's comprehensive loss by approximately $11.2 million as of December 31, 2025.
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
ITEM 9A.    Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2025 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by GRANT THORNTON LLP, an independent registered public accounting firm, as stated in their report, which is included below.
(c)Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)Report of Independent Registered Public Accounting Firm.
Board of Directors and Stockholders
OraSure Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of OraSure Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 9, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 9, 2026
ITEM 9B.    Other Information.

a.None.
b.The following table discloses any director or “officer” as defined in Rule 16a-1(f) under the Exchange Act who adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K during the fourth quarter of the fiscal year ended December 31, 2025.

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration or End Date	Aggregate Number of Securities
Carrie Eglinton Manner President, Chief Executive Officer and Director	Adoption (November 29, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Purchase of the Company’s common stock pursuant to the terms of the plan.	Active through August 28, 2026	Up to $165,000 of shares of the Company’s common stock
Kenneth McGrath Chief Financial Officer	Adoption (November 28, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	Purchase of the Company’s common stock pursuant to the terms of the plan.	Active through August 28, 2026	Up to $165,000 of shares of the Company’s common stock

Other than as disclosed above, no other director or officer adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K during the fourth quarter of the fiscal year ended December 31, 2025.

ITEM 9C.    Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The Company has omitted from Part III the information that will appear in its Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed within 120 days after the end of its fiscal year pursuant to Regulation 14A.
ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the Company's 2026 Proxy Statement and is incorporated herein by reference.
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
ITEM 11.    Executive Compensation.
The information required by this Item 11 will be included in the Company's 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the Company's 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the Company's 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services.
The information required by this Item 14 will be included in the Company's 2026 Proxy Statement and is incorporated herein by reference.

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
2.1†●
Agreement and Plan of Merger, dated December 19, 2024 by and among OraSure Technologies, Inc., Project Watson Merger Sub, Inc., Sherlock Biosciences, Inc. and Mr. Paul Meister, solely in his capacity as representative of the securityholders of Sherlock Biosciences, Inc. is incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on form 10-K for the year ended December 31, 2024.

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

3.2
Third Amended and Restated Bylaws of OraSure Technologies, effective as of August 5, 2025, is incorporated by referenced to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

10.90
OraSure Technologies, Inc. Employee Incentive and Non-Qualified Stock Option Plan, as amended and restated effective September 29, 2000, is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.10
Amended and Restated OraSure Technologies, Inc. Stock Award Plan, effective April 4, 2020, is incorporated by reference to Exhibit A to the Company’s Proxy Statement, filed April 9, 2020, for the 2020 Annual Meeting of Stockholders.*

10.11
Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective March 31, 2023, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 16, 2023.*

10.12
Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective March 25, 2024, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2024.*

10.13
Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan, Effective March 24, 2025, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 14, 2025.*

10.14
Form of Restricted Share Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.15
Form of Restricted Unit Award Agreement (Executive Officers – Employment Agreements) is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. *

10.16
Form of Restricted Unit Award Agreement (Executive Officers-Employment Agreements) for 2021 awards is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.*

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

10.20	OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.21	Adoption Agreement related to OraSure Technologies, Inc. Deferred Compensation Plan is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 21, 2011.*

10.22
$109 Million Capital Funding Agreement with the U.S. Department of Defense, in coordination with the Department of Health and Human Services is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended September 30, 2021, filed November 4, 2021.

10.23
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

ITEM 16.    Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2026.

ORASURE TECHNOLOGIES, INC.

By:	/s/ Carrie Eglinton Manner
Carrie Eglinton Manner President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 9, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

	SIGNATURE	TITLE

	/s/ Carrie Eglinton Manner	President, Chief Executive Officer and Director (Principal Executive Officer)
Carrie Eglinton Manner

	/s/ Kenneth J. McGrath	Chief Financial Officer (Principal Financial Officer)
Kenneth J. McGrath

	/s/ Michele Anthony	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)
Michele Anthony

	*STEVEN K. BOYD	Director
Steven K. Boyd

	*NANCY J. GAGLIANO, M.D.	Director
Nancy J. Gagliano, M.D.

	*JOHN P. KENNY	Director
John P. Kenny

	*LELIO MARMORA	Director
Lelio Marmora

	*ROBERT W. MCMAHON	Director
Robert W. McMahon

*By:	/s/Stefano Taucer
Stefano Taucer
(Attorney-in-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OraSure Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OraSure Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2026 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair value of the royalty based contingent consideration from the Sherlock Biosciences, Inc. acquisition

As further described in Notes 2 and 13 to the consolidated financial statements, on December 19, 2024, the Company acquired Sherlock Biosciences, Inc. ("Sherlock"), pursuant to the terms of a merger agreement. The purchase consideration transferred in this transaction included, in part, contingent consideration related to royalty payments through December 31, 2034, representing a mid-single digit percentage of future revenues associated with the acquired in-process research and development technology intangible asset. The royalty based contingent consideration is adjusted to fair value at each reporting period. The estimated fair value of the royalty based contingent consideration as of December 31, 2025 was $9.1 million. We identified the fair value determinations of the royalty based contingent consideration as a critical audit matter.

The principal consideration for our determination that the fair value of the royalty based contingent consideration is a critical audit matter is that the inputs and assumptions utilized by management require significant judgment and result in a high degree of estimation uncertainty. The subjectivity of the estimate increases the level of auditor judgment and effort to evaluate management’s significant assumptions, including (i) future expected revenues and (ii) discount rates. Further, changes in these assumptions and judgments could have a significant impact on the recorded fair value.

Our audit procedures related to the fair value of the royalty based contingent consideration included the following, among others:

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

•Assessed the reasonableness of management’s estimated revenues by obtaining an understanding of management’s processes for developing projected financial information, including inspection of relevant market data and other supporting documentation.

•Utilized valuation specialists to evaluate the reasonableness of the methodology and discount rates used in the valuation.

•Conducted sensitivity analyses around the future expected revenues and discount rate assumptions utilized by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
March 9, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OraSure Technologies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of OraSure Technologies, Inc. and subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Philadelphia, Pennsylvania
March 11, 2024, except for Note 12, as to which the date is March 7, 2025

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$199,278	$267,763
Accounts receivable, net of allowance for doubtful accounts of $188 and $774	22,203	23,816
Inventories	31,060	34,197
Prepaid expenses	5,221	3,956
Other current assets	4,146	3,488
Total current assets	261,908	333,220
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation	39,179	45,105
Operating right-of-use assets, net	11,996	13,442
Finance right-of-use assets, net	146	145
Intangible assets, net of accumulated amortization	19,046	17,435
Goodwill	43,363	40,330
Investment in equity method investee	25,956	28,300
Deferred tax asset	271	156
Other noncurrent assets	1,303	1,526
Total noncurrent assets	141,260	146,439
TOTAL ASSETS	$403,168	$479,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,521	$8,173
Deferred revenue	1,518	2,961
Accrued expenses and other current liabilities	11,149	20,179
Finance lease liability	63	41
Operating lease liability	2,164	2,129
Acquisition-related contingent consideration obligation	18,380	—
Total current liabilities	39,795	33,483
Noncurrent Liabilities:
Finance lease liability	100	113
Operating lease liability	10,870	12,321
Acquisition-related contingent consideration obligation	9,333	22,910
Other noncurrent liabilities	2,243	494
Total noncurrent liabilities	22,546	35,838
TOTAL LIABILITIES	62,341	69,321
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 70,391 and 74,598 shares issued and outstanding	—	—
Additional paid-in capital	531,393	538,129
Accumulated other comprehensive loss	(18,404)	(24,360)
Accumulated deficit	(172,162)	(103,431)
Total stockholders' equity	340,827	410,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$403,168	$479,659
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
NET REVENUES:
Products and services	$109,055	$184,611	$402,222
Other	5,966	1,216	3,250
	115,021	185,827	405,472
COST OF PRODUCTS AND SERVICES SOLD	66,823	106,437	233,820
Gross profit	48,198	79,390	171,652
OPERATING EXPENSES:
Research and development	42,528	26,047	33,728
Sales and marketing	26,117	30,986	36,319
General and administrative	47,677	46,215	58,191
Loss on impairments	—	4,392	10,829
Change in the estimated fair value of acquisition-related contingent consideration	4,570	—	(99)
Gain on sale of assets	(725)	—	—
	120,167	107,640	138,968
Operating (loss) income	(71,969)	(28,250)	32,684
OTHER INCOME	7,383	12,249	23,574
(Loss) income before income taxes and equity investment	(64,586)	(16,001)	56,258
INCOME TAX EXPENSE	1,801	1,799	2,603
(LOSS) INCOME BEFORE EQUITY INVESTMENT	(66,387)	(17,800)	53,655
LOSS ON EQUITY INVESTMENT	(2,344)	(1,700)	—
NET (LOSS) INCOME	$(68,731)	$(19,500)	$53,655
(LOSS) INCOME PER SHARE:
BASIC	$(0.94)	$(0.26)	$0.73
DILUTED	$(0.94)	$(0.26)	$0.72
SHARES USED IN COMPUTING (LOSS) INCOME PER SHARE:
BASIC	73,485	74,434	73,348
DILUTED	73,485	74,434	74,389
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
NET (LOSS) INCOME	$(68,731)	$(19,500)	$53,655
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	5,956	(9,419)	3,274
Unrealized gain on marketable securities	—	—	220
COMPREHENSIVE (LOSS) INCOME	$(62,775)	$(28,919)	$57,149
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	72,734	$—	$520,446	$(18,435)	$(137,586)	$364,425
Common stock issued upon exercise of options	44	—	269	—	—	269
Vesting of restricted stock and performance stock units	1,098	—	—	—	—	—
Purchase and retirement of common shares	(348)	—	(1,901)	—	—	(1,901)
Stock-based compensation	—	—	10,729	—	—	10,729
Net income	—	—	—	—	53,655	53,655
Currency translation adjustments	—	—	—	3,274	—	3,274
Unrealized gain on marketable securities	—	—	—	220	—	220
Balance at December 31, 2023	73,528	$—	$529,543	$(14,941)	$(83,931)	$430,671
Common stock issued upon exercise of options	32	—	214	—	—	214
Vesting of restricted stock and performance stock units	1,678	—	—	—	—	—
Purchase and retirement of common shares	(640)	—	(3,548)	—	—	(3,548)
Stock-based compensation	—	—	11,920	—	—	11,920
Net loss	—	—	—	—	(19,500)	(19,500)
Currency translation adjustments	—	—	—	(9,419)	—	(9,419)
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Shares repurchased and retired in satisfaction of minimum tax withholding for vested restricted stock and performance stock units	1,640	—	—	—	—	—
Purchase and retirement of common shares	(564)	—	(1,843)	—	—	(1,843)
Stock-based compensation	—	—	10,147	—	—	10,147
Shares repurchased and retired in connection with share repurchase program	(5,283)	—	(15,040)	—	—	(15,040)
Net loss	—	—	—	—	(68,731)	(68,731)
Currency translation adjustments	—	—	—	5,956	—	5,956
Balance at December 31, 2025	70,391	$—	$531,393	$(18,404)	$(172,162)	$340,827

See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(68,731)	$(19,500)	$53,655
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation	10,147	11,920	10,729
Depreciation and amortization	10,192	10,872	20,936
Loss on impairments	—	4,392	10,829
Other non-cash amortization	(222)	(564)	3
Provision for credit losses	(65)	71	(462)
Unrealized foreign currency loss (gain)	365	(263)	103
Interest expense on finance leases	8	22	51
Loss on equity investment	2,344	1,700	—
Deferred income taxes	1,853	(657)	102
(Gain) loss on sale of fixed assets	(725)	563	—
Change in the estimated fair value of acquisition-related contingent consideration	4,570	—	(99)
Payment of acquisition-related contingent consideration	—	—	(19)
Changes in assets and liabilities:
Accounts receivable	1,949	15,872	31,116
Inventories	3,562	13,096	48,228
Prepaid expenses and other assets	(2,368)	4,089	(2,499)
Accounts payable	(1,720)	(7,577)	(26,976)
Deferred revenue	(1,519)	(219)	(730)
Accrued expenses and other liabilities	(8,663)	(6,443)	(3,384)
Net cash (used in) provided by operating activities	(49,023)	27,374	141,583
INVESTING ACTIVITIES:
Purchases of short-term investments	—	(53,244)	(74,652)
Proceeds from maturities and redemptions of investments	—	53,052	102,440
Purchase of equity method investee	—	(30,000)	—
Acquisition of business, net of cash acquired	(3,613)	(5,037)	—
Proceeds from sale of assets	1,000	—	—
Purchases of property and equipment	(4,197)	(3,797)	(5,802)
Purchase of property and equipment under government contracts	—	—	(4,501)
Proceeds from funding under government contracts	—	—	48,669
Net cash (used in) provided by investing activities	(6,810)	(39,026)	66,154
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(61)	(842)	(1,345)
Proceeds from exercise of stock options	—	214	269
Repurchase of common stock	(15,040)	—	—
Payment of acquisition-related contingent consideration	—	—	(46)
Payment of taxes related to net share settlement of equity awards	(1,843)	(3,548)	(1,901)
Net cash used in financing activities	(16,944)	(4,176)	(3,023)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	4,292	(6,816)	1,713
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,485)	(22,644)	206,427
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267,763	290,407	83,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$199,278	$267,763	$290,407
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands)
1.    THE COMPANY:

OraSure Technologies transforms health through actionable insight and decentralizes diagnostics to connect people to healthcare wherever they are. In February 2023, the Company announced a corporate restructuring to combine the commercial and innovation teams across two segments, being the “Diagnostics” segment and the “Molecular Solutions” segment, into one business unit with sales, marketing, product development, and research teams covering multiple product lines. This change is intended to accelerate innovation, enhance customer experience and result in operational synergies. As a result, all products and services reside under one reporting hierarchy.

The Company's product portfolio is broadly divided into diagnostics products and sample management solutions. The Company's business consists of the development, manufacture, marketing and sale of simple, easy to use specimen collection devices and diagnostic products designed to detect certain infectious diseases including HIV, Hepatitis C, Syphilis and Sickle Cell that are performed on a rapid basis at the point of care. The Company's business also includes sample management solutions and molecular services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. During 2024, the Company exited the molecular services business. In October 2024, the Company announced the discontinuance of the sales of its risk assessment product line which was completed in the first half of 2025.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. ("DNAG"), Diversigen, Inc. ("Diversigen"), Novosanis NV ("Novosanis"), BioMedomics, Inc. ("BioMedomics") and Sherlock Biosciences, Inc. ("Sherlock"). Novosanis was legally dissolved in June 2025. All intercompany transactions and balances have been eliminated. References herein to “we”, “us”, “our”, or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated.
Change in Accounting Principle
Effective January 1, 2025, the Company changed its methodology for valuing certain inventories to the average cost method from the first-in, first-out ("FIFO") cost method. The change was applicable to all inventories. The Company concluded that the average cost basis of accounting is preferable as it results in greater precision in the calculation of acquisition cost of inventory on the balance sheet. The effect of this change in accounting principle was immaterial. Therefore, retroactive application was not determined to be necessary and a cumulative adjustment of $0.1 million was recorded in the statement of operations for the twelve months ended December 31, 2025.
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

Supplemental Cash Flow Information
The Company paid income taxes of $1.8 million and $1.8 million in 2025 and 2024, respectively, and received income tax refunds of $4.9 million in 2023.
The Company had account receivable write-offs of $0.5 million, $0.5 million, and $0.7 million in 2025, 2024, and 2023, respectively.
As of December 31, 2025, 2024 and 2023, the Company had accruals for purchases of property and equipment of $0.5 million, $0.5 million and $0.2 million, respectively.
The Company acquired BioMedomics which included contingent consideration of $0.3 million for the year ended December 31, 2025.
The Company acquired Sherlock which included contingent consideration of $22.9 million for the year ended December 31, 2024.
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
The Company had no available-for-sale securities as of December 31, 2025 and December 31, 2024.
The Company maintains cash balances in the United States in excess of the federally insured limits. The Company periodically evaluates financial institutions and believes the risk of loss to be remote due to this evaluation.
Fair Value of Financial Instruments
As of December 31, 2025 and 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		December 31,	December 31,
	Level	2025	2024
Guaranteed investment certificates	1	$13,114	$66,584
Trading securities	1	543	724
Contingent consideration:	3
Current portion		$18,380	$—
Long-term portion		9,333	22,910
		$27,713	$22,910
Included in cash and cash equivalents at December 31, 2025 and 2024 was $13.1 million and $66.6 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at December 31, 2025 and 2024, was $68.4 million and $118.5 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of December 31, 2025 and 2024 was $0.5 million and $0.7 million, respectively, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
Contingent Consideration
As discussed further in Note 13, Business Combinations, the Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of three different tranches: milestone payments, royalty payments, and earnout payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability achievement of a milestone of a regulatory approval.
The fair value methodology for royalty payments is based on a discounted cash flow model. Significant quantitative unobservable inputs are internally developed future expected cash flows, discount rate and probability achievement of a milestone of a regulatory approval. The royalty payments represent a mid-single digit percentage of the net sales through 2034 associated with the acquired in-process and research and development intangible asset.
The fair value methodology for earnout payments is based on a Monte Carlo model. Significant quantitative unobservable inputs are future expected cash flows, discount rate and volatility rate.
There was an increase of $4.6 million in the fair value of the Company's contingent consideration from date of acquisition to December 31, 2025 for the milestone and royalty payments.

Fair Value
Balance at December 31, 2024	$22,910
Additions	233
Change in fair value	4,570
Balance at December 31, 2025	$27,713

Equity Method Investee
In January 2024, the Company led the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of December 31, 2025, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The investment in Sapphiros of $26.0 million as of December 31, 2025 is included in the investment in equity method investee line of the Company's balance sheet. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's December 31, 2025 financial statements, the Company evaluated the investment in Sapphiros for impairment and concluded there was no such impairment. The Company's investment in Sapphiros was valued at $28.3 million as of December 31, 2024.
Related Party
The Company loaned Sapphiros $0.3 million during the year ended December 31, 2025. The loan plus interest is due in December 2026. During the year ended December 31, 2025, the Company entered into an agreement with Sapphiros to develop certain products for Sapphiros. A total of $0.2 million of revenue was recognized from this agreement.
Accounts Receivable
Accounts receivable has been reduced by an estimated allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as they become past due, the financial condition of the Company's customers and the Company's historical experience related to write-offs.

	December 31,
	2025	2024	2023
Accounts receivable	$22,203	$23,816	$40,171
Allowance for doubtful accounts	$188	$774	$1,216
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost method, and include the cost of raw materials, labor and overhead. The majority of the Company's inventories are subject to expiration dating, which can be extended in certain circumstances. The Company continually evaluates quantities on hand and the carrying value of the Company's inventories to determine the need for net realizable value adjustments for excess and obsolete inventories, based primarily on prior experience with consideration of expected changes in the business and estimated forecasts of product sales. The Company reserves for inventory expiring within ninety days, with the exception of inventory that will be consumed or will have expiration dates extended. The Company also considers items identified through specific identification procedures in assessing the adequacy of the Company's reserve. Although the Company makes every effort to ensure the accuracy of expected changes in the business and of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of its inventories and reported operating results.
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
Impairment of Long-Lived Assets
Long-lived assets, which include property, plant and equipment and definite-lived intangible assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company assesses the recoverability of the Company's long-lived assets by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future cash flows generated from the use and eventual disposition of the asset. If indicators of impairment exist, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the assets. Expected future cash flows reflect the Company's assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time. See Note 5 for discussion of property, plant and equipment impairments, recorded for the year ended December 31, 2024. See Note 6 for discussion of definite-lived intangible asset impairments, recorded for the year ended December 31, 2023.
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
The Company historically performed an annual goodwill impairment assessment as of July 31. During the three months ended December 31, 2023, the Company changed the date of the annual impairment assessment to November 30, to better align with the Company's annual forecasting process. On November 30, 2025, the Company performed a quantitative goodwill impairment test which concluded that the carrying value of the Company's goodwill for both the diagnostic and collection devices reporting units was below its fair value indicating there was no impairment.
As of November 30, 2025, the diagnostic reporting unit fair value exceeded its carrying value by 13%. As of December 31, 2025, the diagnostic reporting unit had $8.2 million of goodwill. The diagnostic reporting unit goodwill impairment analysis used both an income and market approach. These two approaches were weighted and the income approach was weighed more than the market approach. Key assumptions included revenues increasing each year as products are launched and a weighted-average cost of capital based on guideline companies. The revenue and cashflows assumes products are passed by regulatory bodies on a set timeline and market competition of future products is low. The revenues assume market growth will accelerate each year. If there are delays to attaining regulatory approval or successfully launching products, this could have a negative outcome on the goodwill impairment analysis. In addition, if the Company's weighted-average cost of capital is not aligned with guideline companies, this could negatively affect the goodwill impairment outcome.
The below table illustrates the discount rate and exit multiple sensitivity to the fair value of the diagnostic reporting unit goodwill when performing the goodwill impairment analysis as of November 30, 2025. In the annual goodwill impairment analysis as of November 30, 2025, the diagnostic reporting unit utilized a 14% discount rate with an exit multiple of one.

	Exit Multiple
Discount Rate	0.80	0.90	1.00	1.10	1.20
13%	$208,132	$217,464	$226,796	$236,128	$245,460
14%	205,252	214,254	223,256	232,258	241,259
15%	202,501	211,188	219,875	228,562	237,249
16%	199,868	208,254	216,640	225,025	233,411
17%	197,339	205,436	213,533	221,630	229,726
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
The Company generally does not grant product return rights to its customers, except for warranty returns and return rights on sales of the Company's OraQuick® HIV Self-Test to retail trade customers, and InteliSwab® products to retail trade and certain other customers.
Historically, returns arising from warranty issues have been infrequent and immaterial. Accordingly, the Company expenses warranty returns as incurred.
The Company records shipping and handling charges billed to the Company's customers as product revenue and the related expense as cost of products sold.
Service revenues. Service revenues represent microbiome laboratory testing and analytical services. The Company recognizes revenues when the Company satisfies its performance obligations for services rendered. Service revenues are associated with the Diversigen business, which was discontinued in 2024. There were zero service revenues for the year ended December 31, 2025.
Arrangements with multiple performance obligations. In arrangements involving more than one performance obligation, which largely applies to the Company's service revenue stream, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on their respective relative stand-alone selling price. The estimated selling price of each performance obligation is determined using an observable cost plus margin approach. The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred for the related goods or services or when the performance obligation has been satisfied. Arrangements with multiple performance obligations are associated with the Diversigen business, which was discontinued in 2024.
Other revenues. Other revenues consist primarily of royalty income and funding from grants of research and development efforts. Royalties from licensees are based on third-party sales of licensed products and are recorded when the related third-party product sale occurs. The Company accounts for government grants by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"), as U.S. GAAP does not provide specific guidance. Grants are recognized when there is reasonable assurance that conditions will be met and the grant will be received, and are recognized in earnings over the periods in which the related costs are incurred. The expenses are recorded in research and development expense and the reimbursements are recorded in other revenue. Funding of research and development efforts and charitable support reimbursements are recorded as the activities are performed in accordance with the respective agreements.
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
Revenues by Product Line. The following table represents total net revenues by product line:

	For the Years Ended December 31,
	2025	2024	2023
HIV	$49,802	$60,804	$60,823
Sample Management Solutions (1)	38,356	51,046	54,274
HCV	13,759	14,024	12,871
Other product and services revenues (2)	4,648	3,506	2,265
Risk Assessment Testing (3)	1,866	8,354	9,736
COVID-19 (4)	624	45,172	257,779
Molecular Services	—	1,705	4,474
Net product and services revenues	$109,055	$184,611	$402,222
Non-product and services revenues (5)	5,966	1,216	3,250
Net revenues	$115,021	$185,827	$405,472
(1) Includes Genomics, Microbiome and Colli-Pee® product revenues.
(2) Includes Syphilis revenues.
(3) Includes substance abuse testing product revenues.
(4) Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Years Ended December 31,
	2025	2024	2023
United States	$78,252	$139,161	$361,660
Africa	23,993	32,745	29,254
Europe	7,393	8,424	8,111
Other regions	5,383	5,497	6,447
	$115,021	$185,827	$405,472
Customer Concentrations. The following table represents customer concentration risk:

	For the Years Ended December 31,
Net Revenues	2025	2024
Non-commercial customer	N/A	24%

	December 31,
Accounts Receivable	2025	2024
Commercial customer	15%	10%

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
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2025, 2024, and 2023 was comprised of customer prepayments of $1.2 million, $3.0 million, and $1.2 million, respectively. Deferred revenue as of December 31, 2025 was also comprised of $0.4 million of unearned grant income. Deferred revenue as of December 31, 2023 also included $0.4 million associated with a long-term contract that has variable pricing based on volume. The average price over the life of the contract was determined and revenue was recognized at that average price. The $0.4 million associated with the long-term contract at December 31, 2023 met the criteria to be recognized as revenue during the year ended December 31, 2024, and as such there was no equivalent balance remaining in deferred revenue at December 31, 2025 or 2024.

	December 31,
	2025	2024	2023
Deferred Revenue	$1,518	$2,961	$1,559
The following table represents deferred revenue recognized:

	For the Years Ended December 31,
Deferred Revenue Recognized	2025	2024
Accrued at beginning of year	$2,484	$3,680
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development costs are charged to expense as incurred.
Advertising Expenses
Advertising costs are charged to expense as incurred. During the years ended December 31, 2025, 2024, and 2023, the Company incurred $0.6 million, $0.5 million, and $1.6 million, respectively, in advertising expenses.
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
Uncertain Tax Positions
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. The Company assesses whether previously unrecognized tax benefits may be recognized when tax positions are (1) more likely than not of being sustained based on their technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment.
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
Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than functional currency are included in the Company's consolidated statements of operations in the period in which the change occurs. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income in the Company's consolidated statements of operations were $(0.9) million, $1.2 million, and $(0.1) million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

	For the Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(68,731)	$(19,500)	$53,655
Weighted average shares of common stock outstanding:
Basic	73,485	74,434	73,348
Dilutive effect of stock options, restricted stock, and performance stock units	—	—	1,041
Diluted	73,485	74,434	74,389
Loss (earnings) per share:
Basic	$(0.94)	$(0.26)	$0.73
Diluted	$(0.94)	$(0.26)	$0.72
For the years ended December 31, 2025 and 2024, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 572 and 896 shares, respectively, were excluded from the computation of diluted loss per share. For the year ended December 31, 2023, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,778 shares were excluded from the computation of diluted earnings per share as their inclusion would have been antidilutive.

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
Change in accumulated other comprehensive loss by component is listed below:

	Foreign Currency	Total
Balance at December 31, 2024	$(24,360)	$(24,360)
Other comprehensive gain	5,956	5,956
Balance at December 31, 2025	$(18,404)	$(18,404)

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The purpose of the update was to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management has implemented on a prospective basis for the year ended December 31, 2025.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. The purpose of this update was to improve US GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The amendments can be applied under a modified prospective approach, a modified retrospective approach, or a retrospective approach. Management is evaluating the impact on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. The purpose of this update was to improve the navigability of the required interim disclosures and clarifying when that guidance is applicable. The update also provides additional guidance on what disclosures should be provided in interim periods and adds a principal that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. For public business entities, the amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Management is evaluating the impact on the Company's consolidated financial statements.
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
Amounts earned for the Company's guaranteed profit which covered project management costs were recognized straight-line in other income over the term of the government contract. The Company recognized no such income during the years ended December 31, 2025 and 2024. The Company recognized $2.8 million of such income during the year ended December 31, 2023. Additionally, in connection with the completion of the contract, the Company recognized $12.8 million in excess of the guaranteed profit in other income in the Company's consolidated statement of operations during the year ended December 31, 2023, which reflects the difference in overall spend compared to the firm fixed price contract amount of $109.0 million.
The DOD also reimbursed the Company for certain engineering consulting costs. These expenses are reflected in research and development expenses as incurred with the corresponding amount presented in other income. The Company recognized no such costs during the years ended December 31, 2025 and 2024. The Company recognized $2.0 million of such costs during the year ended December 31, 2023.
The activity corresponding to the government contracts included in the Company's consolidated statements of cash flows is as follows:

December 31,
2023
Cost of assets, cumulative	$86,993
Reduction for funding earned to date, not yet received	—
Reduction for funding received to date	(86,993)
Total property, plant and equipment, net	$—
4.    INVENTORIES:

	December 31,	December 31,
	2025	2024
Raw materials	$14,831	$17,002
Work in process	56	420
Semi-finished goods	1,965	2,890
Finished goods	14,208	13,885
	$31,060	$34,197

During the years ended December 31, 2025, 2024, and 2023, the Company recorded writedowns to inventory which had a cost of $2.9 million, $2.6 million, and $8.9 million, respectively. Adjustments for the year ended December 31, 2025 were primarily driven by the write down of COVID-19 inventory and normal operating scrap. Adjustments for the year ended December 31, 2024 were primarily driven by the write down of inventory associated with the Company's exit of the Risk Assessment Testing business and normal operating scrap. Adjustments for the year ended December 31, 2023 were primarily related to reduction in COVID-19 demand and the need to reserve for excess inventory levels.
5.    PROPERTY, PLANT, AND EQUIPMENT, NET:

	December 31,	December 31,
	2025	2024
Land	$1,118	$1,118
Buildings and improvements	39,071	36,152
Machinery and equipment	46,202	51,015
Computer equipment and software	11,101	11,502
Furniture and fixtures	1,632	1,621
Construction in progress	2,931	9,615
	102,055	111,023
Accumulated depreciation	(62,876)	(65,918)
	$39,179	$45,105
During the first quarter of 2024, the Company initiated a strategic plan to transition away from the microbiome molecular sequencing services business and to cease operations at its Belgium location. As a result of these decisions, the Company determined that the carrying values of all of associated property, plant, and equipment were not recoverable and recorded an aggregate pre-tax asset impairment charge of $1.8 million during the year ended December 31, 2024. All of these assets were disposed of as of December 31, 2024.
During the second quarter of 2024, the Company determined a manufacturing line will no longer be utilized. As a result of this decision, the Company determined that the carrying value of the equipment was not recoverable and recorded an aggregate pre-tax impairment charge of $1.1 million during the year ended December 31, 2024.
During the year ended December 31, 2023 the Company determined several manufacturing lines would not be utilized due to changes in forecasted demand for the products the lines are intended to produce. Additionally, the Company elected not to proceed with certain leasehold improvements to its research and development laboratories. As a result of these decisions, the Company determined that the carrying values of the equipment and leasehold improvements were not recoverable and recorded aggregate pre-tax asset impairment charges of $2.3 million for the year ended December 31, 2023.
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
Depreciation expense for 2025, 2024, and 2023 was $9.9 million, $9.8 million, and $17.9 million, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Changes in goodwill are as follows:

	Reporting Unit
	Diagnostics	Collection Devices	Total
Balance at January 1, 2024	$—	$35,696	$35,696
Acquisition	6,388	—	6,388
Change related to foreign currency translation	—	(1,754)	(1,754)
Balance at December 31, 2024	6,388	33,942	40,330
Acquisition	1,775	—	1,775
Change related to foreign currency translation	—	1,258	1,258
Balance at December 31, 2025	$8,163	$35,200	$43,363
On November 30, 2025, the Company performed its quantitative annual goodwill impairment test. The Company utilizes a combination of the income approach and market approach in determining the fair value of its two reporting units. The test concluded that the carrying value of the Company's reporting units was below fair value indicating there was no impairment of goodwill.
Intangible assets consist of the following:

		December 31, 2025
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Definite Life Intangible Assets
Customer relationships	10	$9,134	$(9,134)	$—
Patents and product rights	5	7,596	(7,596)	—
Developed technology	7-15	8,995	(7,095)	1,900
Trade names	5-15	3,501	(3,355)	146
		29,226	(27,180)	2,046
Indefinite Life Intangible Assets
IPR&D technology (Note 13)	N/A	17,000	—	17,000
		$46,226	(27,180)	19,046

		December 31, 2024
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Definite Life Intangible Assets
Customer relationships	10	$10,858	$(10,858)	$—
Patents and product rights	5	7,495	(7,399)	96
Developed technology	7-10	10,169	(10,169)	—
Trade names	5-15	4,327	(3,988)	339
		32,848	(32,413)	435
Indefinite Life Intangible Assets
IPR&D technology (Note 13)	N/A	17,000	—	17,000
		$49,848	$(32,413)	$17,435
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
Amortization expense for 2025, 2024, and 2023 was $0.3 million, $0.7 million, and $2.0 million, respectively.
Amortization expense for each of the five succeeding fiscal years and beyond is estimated as follows:

2026	$336
2027	190
2028	190
2029	190
2030	190
Beyond	950
$2,046
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,	December 31,
	2025	2024
Payroll and related benefits	$5,255	$11,147
Professional fees	1,938	2,469
Sales tax payable	1,152	1,339
Other	2,804	5,224
	$11,149	$20,179

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
$1,652
As of December 31, 2025 the Company had $0.1 million accrued and had paid $1.5 million related to the reduction in workforce. No additional expenses were incurred during the year ended December 31, 2025. The Company expects this reduction in workforce to be completed by March 2026.

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
$1,202

As of December 31, 2025 the Company had $0.1 million accrued and had paid $1.1 million related to the reduction in workforce. No additional expense was incurred during the year ended December 31, 2025. The Company expects this reduction in workforce to be completed by September 2026.
9.    LEASES:
The Company determines whether an arrangement is a lease at inception. The Company has operating and finance leases for corporate offices, warehouse space and equipment (including vehicles). As of December 31, 2025, the Company is the lessee in all lease agreements. The Company's leases have remaining lease terms of one to eight years, some of which include options to extend the leases based on agreed upon terms, and some of which include options to terminate the leases within one year.
The Company also subleased two of its leased corporate offices. One of the subleases was terminated during the third quarter of 2025 as the Company exited the head lease agreement. The Company's remaining sublease has a remaining term of approximately one year. The Company presents the operating right-of-use asset amortization and the change in operating lease liabilities on the other non-cash amortization line item of the consolidated statements of cash flows.
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

The components of lease expense are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating lease cost	$2,285	$1,729	$2,407
Variable and short-term lease cost	37	549	381
Sublease income	(161)	(151)	(155)
Finance lease cost:
Amortization of right-of use assets	61	331	1,091
Interest on lease liabilities	8	22	51
Total finance lease cost	69	353	1,142
Total lease cost	$2,230	$2,480	$3,775
Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,156	$1,901	$1,863
Operating cash flows from financing leases	8	22	51
Financing cash flows from financing leases	61	842	1,345
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	169	4,086	4,363
Right-of-use assets obtained in exchange for finance lease obligations	62	193	334
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term
Weighted-average remaining lease term — operating leases	6.70 years	7.57 years
Weighted-average remaining lease term — finance leases	2.70 years	3.74 years

Weighted Average Discount Rate
Weighted-average discount rate — operating leases	4.48%	4.44%
Weighted-average discount rate — finance leases	5.10%	4.82%

As of December 31, 2025, minimum lease payments by period are expected to be as follows:

	Finance	Operating
2026	$70	$2,548
2027	65	2,287
2028	34	2,157
2029	6	2,097
2030	—	2,106
Thereafter	—	3,778
Total minimum lease payments	175	14,973
Less: imputed interest	(12)	(1,939)
Present value of lease liabilities	$163	$13,034
10.    INCOME TAXES:
Income (loss) before income tax expense consists of the following:

	For the Years Ended December 31,
	2025	2024	2023
United States	$(62,742)	$(21,523)	$61,671
Foreign	(1,844)	5,522	(5,413)
	$(64,586)	$(16,001)	$56,258
In July of 2025, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted in the U.S. The OBBBA includes several significant tax provisions, including the reinstatement of full expensing of domestic research and development costs among other domestic and international changes. The OBBBA is not expected to have a significant impact on the Company’s tax expense or cash paid for taxes. Our results for the year ended December 31, 2025 include the impact of the OBBBA on our consolidated financial statements.
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Current
Federal	$—	$229	$—
State	124	111	1,896
Foreign	(176)	2,116	605
	(52)	2,456	2,501
Deferred
Federal	(11,186)	(2,962)	13,570
State	870	1,368	(382)
Foreign	10,355	4,365	(1,867)
	39	2,771	11,321
Increase (decrease) in valuation allowance	1,814	(3,428)	(11,219)
	1,853	(657)	102
Total income tax expense	$1,801	$1,799	$2,603
For the year ended December 31, 2025, the Company recorded net foreign tax benefit of $0.3 million. For the years ended December 31, 2024, and 2023 the Company recorded net foreign income tax expense of $1.4 million, and $0.7 million, respectively. For the years ended December 31, 2025, 2024, and 2023 the Company recorded U.S. federal tax expense of

$0.2 million, $0.2 million, and $0.0 million, respectively and state tax expense of $1.9 million, $0.1 million, and $1.9 million respectively.
Total cash paid for income taxes was as follows:

For the Year Ended December 31, 2025
Federal	$—
State:
Utah	(100)
Other	74
(26)
Foreign:
Canada	2,539
United Kingdom	(672)
1,867

Total cash paid for income taxes (net of refunds) (1)	$1,841

(1) Total cash paid for income taxes during the year ended December 31, 2024 was $1.8 million. The Company received income tax refunds of $4.9 million for year ended December 31, 2023 (prior to adoption of ASU 2023-09).

The reconciliation of the statutory United States federal income tax rate to the Company's effective tax rate is as follows:

	For the Years Ended December 31,
	2025	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nondeductible executive compensation	(1.1)	(8.5)	0.5
Impact of stock-based payment awards	(1.8)	(2.3)	(0.3)
Tax effect of foreign items	(0.6)	(1.9)	(0.4)
State income taxes, net of federal benefit	1.3	(9.1)	2.0
U.S. and foreign tax credits	1.3	1.2	1.3
Uncertain tax positions	(2.9)	—	—
Nondeductible expenses and other	1.2	(2.4)	0.9
Nondeductible transaction costs	(0.2)	(2.1)	—
NOL adjustment, domestic	(2.2)	—	—
NOL adjustment, foreign	25.5	(31.4)	—
Change in the estimated fair value of acquisition-related contingent consideration	(1.4)	—	—
Acquisition adjustments	(8.7)	—	—
Non-controlling interests	(0.7)	2.2	—
Change in valuation allowance, federal and state	(14.4)	(10.0)	—
Change in valuation allowance, foreign	(19.0)	32.1	(20.4)
Effective tax rate	(2.7)%	(11.2)%	4.6%

The reconciliation of the statutory United States federal income tax rate to the Company's effective tax rate is as follows:

	For the Year Ended December 31, 2025
	Dollars	Percentage
Statutory U.S. federal income tax rate	$(14,055)	21.0%
State and local income taxes, net of federal income tax effect (1)	325	(0.5)%
Foreign tax effects
United Kingdom
Change in NOL limitation	(17,062)	25.5%
Intangible acquisition adjustment	4,524	(6.7)%
Change in valuation allowances	12,728	(19.0)%
Other	(195)	0.3%
Other foreign jurisdictions	114	(0.2)%
Effect of changes in tax laws/rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income	523	(0.8)%
Tax credits
Research and development tax credits	(536)	0.8%
Changes in valuation allowances	8,700	(13.0)%
Nontaxable or nondeductible items
Share based payment awards	773	(1.1)%
Nondeductible officer's compensation	714	(1.1)%
Change in the estimated fair value of acquisition-related contingent consideration	960	(1.4)%
Other	192	(0.3)%
Changes in unrecognized tax benefits	1,728	(2.6)%
Acquisition adjustments	1,285	(1.9)%
NOL adjustment	1,441	(2.2)%
Other adjustments	(358)	0.5%
Effective tax rate	$1,801	(2.7)%

(1) The tax effect in this category was primarily driven by state taxes in Pennsylvania (greater than 50%).

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets (liabilities) are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$54,859	$55,583
Inventories	2,108	2,344
Capitalized research and development costs	10,889	12,946
Accruals and reserves currently not deductible	1,805	2,754
Depreciation and amortization	114	—
Lease liabilities	2,254	2,497
Stock-based compensation	3,244	3,303
Tax credit carryforwards	6,628	4,184
Net deferred tax asset	81,901	83,611
Valuation allowance	(77,006)	(75,191)
Total deferred tax assets	$4,895	$8,420

Deferred tax liabilities:
Depreciation and amortization	—	(2,017)
Acquired intangible assets	(2,220)	(3,981)
Right-of-use assets	(2,073)	(2,266)
Deferred compensation	(331)	—
Total deferred tax liabilities	$(4,624)	$(8,264)
Net deferred tax asset	$271	$156
In assessing the realizability of the Company's deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent upon several factors, including the generation of sufficient taxable income, to realize the NOL carryforwards. In 2008, the Company established a full valuation allowance against the Company's U.S. deferred tax asset. The Company has not achieved a level of sustained profitability that would, in the Company's judgment, support the release of the valuation allowance. Management believes the full valuation allowance is still appropriate as of December 31, 2025 and 2024. As a result, no U.S. federal income tax benefit was recorded for the years ended December 31, 2025, 2024, and 2023.
The Company's federal NOL carryforwards consist of $232.9 million from existing business along with $12.9 million of acquired NOL carryforwards. None of these NOL carryforwards have an expiration date. The Company does not have any foreign NOL carryforwards as of December 31, 2025. As of December 31, 2024, the Company's foreign NOL carryforwards consisted of $63.0 million of acquired NOL carryforwards. The foreign NOLs were reduced to zero due to loss limitation rules. The Company's state NOL carryforwards consist of $57.6 million from existing business along with $7.2 million of acquired NOL carryforwards. The state NOL carryforwards have expirations as follows:

Year of Expiration	NOLs
2026 - 2041	$30,419
2042 - 2055	20,023
Non-Expiring	14,350
$64,792
The Tax Reform Act of 1986 contains provisions under Internal Revenue Code (“IRC”) Section 382 and Section 383 that limit the annual amount of federal and state NOL carryforwards and tax credits that can be used in any given year in the event a significant change in ownership. The Company does not believe that there is a Section 382 limitation that will impair the Company's future ability to utilize NOLs to offset the Company's future taxable income. The Company continues to review ownership changes on an annual basis and the Company does not believe it has had a subsequent ownership change that would impact the NOLs. The Company acquired 382 limited NOL carryforwards as part of its acquisition of BioMedomics. These NOL carryforwards have no expiration date. The Company has not undertaken any formal 382 or 383 studies that would indicate any limitations to its NOL or credit carryforwards. However, any such study could potentially limit the NOL and credit carryforwards of the Company.
It is still the Company's intention to continue to permanently reinvest the historical undistributed earnings of the Company's foreign subsidiary to the extent that the Company will not incur any additional tax expense associated with foreign withholding or other local tax expense on the future cash transfers. As such, deferred taxes have not been recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2025.

As of December 31, 2025, the Company's gross unrecognized tax benefits totaled $2.1 million, and based upon the valuation allowance for the Company's U.S. operations, the recognition of any tax benefit would not impact the Company's effective tax rate. The 2025 addition of $1.7 million is not offset by the valuation allowance and its reversal would impact the Company’s effective tax rate. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties were $0.2 million in 2025, and immaterial in 2024 and 2023. As a result of the Company's NOL carryforward position, the Company has been subject to audit by the Internal Revenue Service since the Company's inception, as well as by several jurisdictions for the years ended September 30, 1998 through December 31, 2025.
The reconciliation of the Company's unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at January 1	$333	$304	$373
Additions for tax positions of prior periods	1,729	29	—
Reductions for tax positions of prior periods	—	—	(69)
Balance at December 31	$2,062	$333	$304
11.     STOCKHOLDERS' EQUITY:
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
As of December 31, 2025, 5,959 shares were available for future grants under the Stock Plan.
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

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Years Ended December 31,
Black-Scholes Option Valuation Assumptions	2025	2024	2023
Risk-free interest rate (1)	4.04%	4.14%	4.23%
Expected dividend yield	—	—	—
Expected stock price volatility (2)	53%	53%	51%
Expected life of stock options (in years) (2)	6	5	5
(1)Based on the constant maturity interest rate of U.S. Treasury securities whose term is consistent with the expected life of the Company's stock options.
(2)Based upon historical experience.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $3.43, $3.68 and $3.24, respectively.
Compensation expense recognized in the financial statements related to stock options was $1.6 million, $1.4 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) was $0.0 thousand, $38.4 thousand, and $43.0 thousand, respectively.
The following table summarizes the stock option activity under the Stock Plan:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2025	2,237	$8.73
Granted	1,393	3.43
Exercised	—	—
Expired	(132)	9.02
Forfeited	(119)	4.72
Outstanding on December 31, 2025	3,379	$6.68	6.97	$—
Vested or expected to vest as of December 31, 2025	3,376	$6.67	5.00	$—
Exercisable on December 31, 2025	1,655	$9.24	5.00	$—
As of December 31, 2025, there was $3.2 million of unrecognized compensation expense related to unvested option awards that is expected to be recognized over a weighted-average period of 2.6 years.
Net cash proceeds from the exercise of stock options were $— million, $0.2 million and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As a result of the Company's net operating loss carryforward position, no actual income tax benefit was realized from stock option exercises for these periods.

The following table summarizes information about stock options outstanding as of December 31, 2025:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$2.46 - $6.56	1,855	8.40	$4.17	382	$6.00
$7.13 - $10.69	1,157	5.86	7.84	907	8.00
$12.90 - $19.35	324	3.42	14.89	324	14.89
$21.64 - $32.46	43	2.03	$21.65	43	$21.65
	3,379	6.97	$6.67	1,656	$9.24
The Stock Plan also permits the Company to grant restricted shares and restricted units of the Company's common stock to eligible employees, including officers, and the Company's outside directors. Generally, these shares or units are nontransferable until vested and are subject to vesting requirements and/or forfeiture, as determined by the Company's Compensation Committee or Board of Directors. The market value of these shares and units at the date of grant is recognized on a straight-line basis over the period during which the vesting restrictions lapse. Compensation cost of $6.1 million, $6.9 million and $7.6 million related to restricted shares was recognized during the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes restricted stock award and restricted stock units activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2025	1,694	$6.60
Granted	2,226	3.25
Vested	(1,128)	6.05
Forfeited	(182)	4.55
Issued and unvested, December 31, 2025	2,610	$4.13
Issued and expected to vest, December 31, 2025	2,610	$4.13
As of December 31, 2025, there was $6.3 million of unrecognized compensation expense related to unvested restricted stock awards and unvested restricted stock units that is expected to be recognized over a weighted average period of 1.7 years.
In connection with the vesting of restricted shares during the years ended December 31, 2025, 2024, and 2023, the Company purchased and immediately retired 363, 617 and 262 shares with aggregate values of $1.2 million, $3.4 million and $1.4 million, respectively, in satisfaction of minimum tax withholding and exercise obligations.
The Company grants performance-based restricted stock units (“PSUs”) to certain executives. Vesting of these PSUs is dependent upon achievement of certain performance-based metrics during a three-year period, from the date of grant. Assuming achievement of each performance-based metric, the executive must also generally remain in the Company's service for three years from the grant date. Performance shares were granted based on the achievement of three-year cumulative revenue metrics with a market-based condition, or a total shareholder return modifier. PSUs are converted into shares of the Company's common stock once vested and the number of shares actually earned at the end of the performance period will vary, based on actual performance, from 0% to 150% of the target number of performance share units granted. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Compensation cost of $2.4 million, $3.6 million and $1.8 million related to the PSUs was recognized during the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes PSU activity under the Stock Plan:

	Units	Weighted- Average Grant Date Fair Value
Issued and unvested, January 1, 2025	1,454	$7.19
Granted (1)	1,009	4.30
Performance adjustment (2)	12	N/A
Vested	(513)	5.18
Forfeited	(181)	5.93
Issued and unvested, December 31, 2025	1,781	$6.24
Issued and expected to vest, December 31, 2025	1,781	$6.24
(1)Grant activity for all PSUs disclosed at target.
(2)Reflects the performance adjustment based on actual performance measured at the end of the performance period.
As of December 31, 2025, there was $3.7 million of unrecognized compensation expense related to unvested performance stock units that is expected to be recognized over a weighted average period of 1.9 years.
In connection with the vesting of performance stock units during the year ended December 31, 2025, 2024 and 2023, the Company purchased and immediately retired 201, 23, and 86 shares with aggregate values of $0.6 million, $0.2 million and $0.5 million, respectively.
Stock Repurchase Program
In March 2025, the Company's Board of Directors approved a stock repurchase program effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal laws. For the year ended December 31, 2025, 5.3 million shares, totaling $15.0 million, were purchased and retired.

12.    BUSINESS SEGMENT INFORMATION:
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
The accounting policies of the Company's reportable segment are the same as those described in Note 2 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	December 31,
	2025	2024
United States	$36,254	$40,286
United Kingdom	10,061	12,849
Canada	4,642	5,468
Other regions	364	89
	$51,321	$58,692

The following table represents reported segment revenues, segment profit (loss), and significant segment expenses:

	For the Years Ended December 31,
	2025	2024	2023
Net revenues	$115,021	$185,827	405,472
Cost of products and services sold (3)	66,823	106,437	233,820
Gross profit	48,198	79,390	171,652
Research and development (3)	42,528	26,047	33,728
Sales and marketing (3)	26,117	30,986	36,319
General and administrative (3)	47,677	46,215	58,191
Loss on impairments	—	4,392	10,829
Change in the estimated fair value of acquisition-related contingent consideration	4,570	—	(99)
Gain on sale of assets	(725)	—	—
Operating (loss) income	(71,969)	(28,250)	32,684
Other income (expense) (1)	229	(380)	17,836
Interest revenue	8,078	11,469	5,862
Other segment items (2)	(924)	1,160	(124)
(Loss) income before income taxes and equity investment	(64,586)	(16,001)	56,258
Income tax expense	1,801	1,799	2,603
Loss on equity investment	(2,344)	(1,700)	—
Net (loss) income	$(68,731)	$(19,500)	$53,655

(1) Includes $12.8 million of excess profits recognized on government contracts in 2023.
(2) Includes interest expense and foreign currency gains (losses).
(3) The following tables represent additional significant segment expense categories:

	For the Years Ended December 31,
	2025	2024	2023
Stock-based Compensation
Cost of products and services sold	$707	734	564
Research and development	1,046	839	1,159
Sales and marketing	863	1,129	1,181
General and administrative	7,531	9,218	7,826
	$10,147	$11,920	$10,729

	For the Years Ended December 31,
	2025	2024	2023
Depreciation and Amortization
Cost of products and services sold	$4,527	$6,343	$15,311
Research and development	2,081	1,029	1,208
Sales and marketing	80	189	571
General and administrative	3,504	3,311	3,846
	$10,192	$10,872	$20,936

13.     BUSINESS COMBINATIONS:
BioMedomics
On November 12, 2025, the Company acquired all of the outstanding stock of BioMedomics, pursuant to the terms of an acquisition agreement (the "Acquisition Agreement"). The Company began operating this entity as of the November 12, 2025 closing date.
The primary reason for the acquisition of BioMedomics was to expand the Company's diagnostic portfolio by adding SickleSCAN®, a rapid, point-of-need test for sickle cell disease that is sold outside of the United States.
The initial aggregate purchase price of this transaction was funded with cash on hand as shown in the table below:

Cash paid to BioMedomics	$2,865
Transaction expenses	403
Debt paid off	330
Earnout contingent consideration	325
Expense fund	40
Initial aggregate purchase price	$3,963
Pursuant to the Acquisition Agreement, the Company agreed to pay up to $5.0 million of contingent consideration based on the achievement of sales thresholds before December 31, 2031 as defined in Acquisition Agreement. The acquisition-date fair value of the earnout contingent consideration was $0.3 million. The range of outcome for the earnout contingent consideration is zero to $5.0 million.
During the year ended December 31, 2025, the Company incurred a total of $0.5 million of acquisition related costs, including accounting, legal, and other professional fees, all of which were expensed and reported as a component of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired
Other current and non current assets	$10
Inventory	284
Operating right-of-use assets	120
Developed technology intangible asset	1,900
Goodwill	1,775
Total assets acquired	4,089
Liabilities Assumed
Accounts payable	34
Current liabilities	17
Deferred revenue	72
Operating lease liability	120
Total liabilities assumed	243
Net Assets Acquired	3,846
Estimated fair value of contingent consideration	(233)
Net Cash Paid (net of cash acquired of $25)	$3,613

The purchase price was allocated to the tangible assets and identifiable intangible asset acquired and liabilities assumed based on their acquisition-date estimate fair values. The identifiable intangible asset was developed technology. The developed technology was all assigned a ten year useful life.
The Company, with the assistance of an independent valuation specialist, assessed the fair value of the intangible asset and contingent consideration of BioMedomics. The fair values recorded as of November 12, 2025 are based on significant inputs that are not observable in the market and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy.
The fair value of the acquired developed technology was determined using the multi-period excess earnings method, which required judgment in estimating appropriate cashflows, discount rate, survival factor, and remaining useful life.
The fair value of the earnout contingent consideration was determined using the Monte Carlo simulation model, which require judgment in estimating expected revenue, volatility, expected discount rate and risk-free interest rate.
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company believes the goodwill related to the acquisition was a result of BioMedomics providing a product that will enable the Company to leverage the products with existing and new customers. The goodwill is not deductible for income tax purposes.
The Company continues to evaluate the fair value of assets acquired and liabilities assumed. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.
Revenues from BioMedomics consist of sales from the SickleSCAN® test. Effective as of November 12, 2025, the financial results of BioMedomics are included in the consolidated financial results of the Company. BioMedomics contributed $0.1 million and $1.1 thousand of revenue and net income, respectively, to the consolidated statement of operations for the year ended December 31, 2025.

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the BioMedomics acquisition as if it had been consummated as of January 1, 2024. The unaudited pro forma results include, amortization of the acquired intangible assets, stock compensation, and lease expense adjustments to income before income taxes but do not include changes in the fair value of the Company's contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2024.

	For the Years Ended December 31,
	2025	2024
Net revenues	$115,797	$187,041
Net loss	$(68,964)	$(20,889)

Sherlock Biosciences
On December 19, 2024, the Company acquired all of the outstanding stock of Sherlock, pursuant to the terms of a merger agreement (the "Merger Agreement"). The Company began operating this entity as of the December 19, 2024 closing date.
The primary reason for the acquisition was Sherlock's first test for Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG), which is in clinical studies and was submitted to the FDA in late 2025. Subject to regulatory approvals, this test is expected to expand the Company's portfolio for rapid diagnostics for sexually transmitted infections.
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
The Company, with the assistance of an independent valuation specialist, assessed the fair value of the assets and contingent consideration of Sherlock. The income approach was used to value the acquired intangibles, and the fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 fair value measurements. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money.
The regulatory milestone scenario based model was used to value the assumed milestone contingent consideration, and the fair value measurements were primarily based on significant unobservable inputs and are considered Level 3 fair value measurements. The regulatory milestone scenario based model estimates fair value for contingent consideration based on the probability of on the achievement of a certain milestone as defined under the agreements and the discount rate.
The income approach was used to value the royalty based contingent consideration, and the fair value measurements were primarily based on significant unobservable inputs and are considered Level 3 fair value measurements. The fair value of contingent payments approach was primarily based on projected cash flows, probability of on the achievement of a regulatory milestone as defined under the agreements, and discount rate.
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

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the Sherlock acquisition as if it had been consummated as of January 1, 2023. The unaudited pro forma results include depreciation of the acquired property plant and equipment and the estimated tax effect of adjustments to income before income taxes, but do not include changes in the fair value of the Company's contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2023.

	For the Years Ended December 31,
	2024	2023
Net revenues	$188,126	$406,381
Net income loss	$(41,459)	$7,992
14.     CONTINGENCIES:
Collaborations
Sherlock has active third-party license agreements entered into in order to advance and obtain technologies and services related to the business. Under these licenses, the Company is required to make up to $3.8 million of cash payments upon the achievement of certain scientific and commercial milestones as well as low single digit royalty payments on product sales. The Company has the right to terminate the licenses.
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
15.    RETIREMENT PLANS:
Substantially all of the Company's U.S. employees are eligible to participate in the OraSure Technologies, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits voluntary employee contributions to be excluded from an employee’s current taxable income under provisions of Internal Revenue Code Section 401(k) and the regulations thereunder. The 401(k) Plan also provides for the Company to match employee contributions up to $4.0 thousand per year. The Company contributed $1.1 million, $1.2 million and $1.6 million to the 401(k) Plan, net of forfeitures, in 2025, 2024, and 2023, respectively.
In addition to the Company's 401(k) plan, the Company offers a nonqualified deferred compensation plan to permit eligible directors and highly compensated employees of the Company to defer receipt and taxation of their compensation each year. The Company also may make discretionary contributions to the accounts of the participating employees in any amount either in cash or stock. Participants in the plan may not purchase OraSure stock as an investment vehicle. As of December 31, 2025 and 2024, the value of the assets associated with this plan was $0.5 million and $0.7 million, respectively, and is included in other current assets and other noncurrent assets in the Company's consolidated balance sheets. The Company's obligation related to the deferred compensation plan is included in accrued expenses and other noncurrent liabilities in the Company's consolidated balance sheets. As of December 31, 2025 and 2024, the Company's total obligation under this plan was $0.5 million and $0.7 million, respectively.
Substantially all regular full-time Canadian employees are eligible to participate in the DNA Genotek Registered Retirement Savings Plan (the “RRSP”). The RRSP permits voluntary employee contributions to be excluded from an employee’s current taxable income and receive tax-preferred treatment with Canada Revenue Agency. The RRSP also provides for DNAG to match employee contributions up to $4.0 thousand CAD per year. The Company contributed $0.3 million, $0.4 million and $0.4 million to the RRSP in 2025, 2024, and 2023, respectively.
Substantially all British employees are eligible to participate in the People's Pension Plan (the “PPP”). The PPP permits voluntary employee contributions which may be excluded from an employee’s current taxable income and receive tax-preferred treatment with HM Revenue and Customs. The PPP also provides for the Company to match employee contributions. The Company contributed $0.1 million to the PPP in 2025.
16.     SUBSEQUENT EVENTS:
In February 2026, the Company terminated certain non-production employees, which was less than 10% of its work force. The termination was to align the Company's cost structure.