Form 10-Q
period 2026-03-31
ORASURE TECHNOLOGIES INC
filed 2026-05-08
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of April 30, 2026, the registrant had 68,848,553 shares of common stock, $0.000001 par value per share, outstanding.

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

•The Company's ability to fulfill ongoing commitments under contracts with the U.S. government relating to InteliSwab® COVID-19 Rapid Tests manufacturing capacity;
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
•The ability to utilize net operating loss carryforwards or other deferred tax assets;
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
•The impact of terrorist attacks and civil unrest; and
•General political, business and economic conditions, including inflationary pressures and tariffs.
These and other factors that could affect the Company's results are discussed more fully under the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2026, and in subsequent SEC filings. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this report and the Company undertakes no duty to update these statements, unless it is required to do so by law. If the Company does update one or more forward-looking statements, no inference should be drawn that it will make updates with respect to other forward-looking statements or that it will make any further updates to those forward-looking statements at any future time.
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

Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$176,964	$199,278
Accounts receivable, net of allowance for doubtful accounts of $253 and $188	24,807	22,203
Inventories	30,307	31,060
Prepaid expenses	5,225	5,221
Income tax receivable	1,608	—
Other current assets	1,870	4,146
Total current assets	240,781	261,908
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation	37,857	39,179
Operating right-of-use assets, net	11,548	11,996
Finance right-of-use assets, net	203	146
Intangible assets, net of accumulated amortization of $26,977 and $27,180	18,940	19,046
Goodwill	43,047	43,363
Investment in equity method investee	24,868	25,956
Deferred tax asset	643	271
Other noncurrent assets	1,282	1,303
Total noncurrent assets	138,388	141,260
TOTAL ASSETS	$379,169	$403,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,628	$6,521
Deferred revenue	872	1,518
Accrued expenses and other current liabilities	11,590	11,149
Finance lease liability	83	63
Operating lease liability	2,134	2,164
Acquisition-related contingent consideration obligation	18,777	18,380
Total current liabilities	44,084	39,795
Noncurrent Liabilities:
Finance lease liability	143	100
Operating lease liability	10,299	10,870
Acquisition-related contingent consideration obligation	9,029	9,333
Other noncurrent liabilities	2,290	2,243
Total noncurrent liabilities	21,761	22,546
TOTAL LIABILITIES	65,845	62,341
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 69,397 and 70,391 shares issued and outstanding	—	—
Additional paid-in capital	527,900	531,393
Accumulated other comprehensive loss	(20,037)	(18,404)
Accumulated deficit	(194,539)	(172,162)
Total stockholders' equity	313,324	340,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$379,169	$403,168
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
NET REVENUES:
Products and services	$26,376	$28,997
Other	1,549	934
	27,925	29,931
COST OF PRODUCTS AND SERVICES SOLD	16,121	17,632
Gross profit	11,804	12,299
OPERATING EXPENSES:
Research and development	13,654	9,603
Sales and marketing	6,770	6,859
General and administrative	14,556	14,102
Change in the estimated fair value of acquisition-related contingent consideration	93	478
Gain on sale of assets	—	(993)
	35,073	30,049
Operating loss	(23,269)	(17,750)
OTHER INCOME	1,548	1,778
Loss before income taxes and equity investment	(21,721)	(15,972)
INCOME TAX BENEFIT	(432)	(456)
LOSS BEFORE EQUITY INVESTMENT	(21,289)	(15,516)
LOSS ON EQUITY INVESTMENT	(1,088)	(524)
NET LOSS	$(22,377)	$(16,040)
LOSS PER SHARE:
BASIC	$(0.32)	$(0.21)
DILUTED	$(0.32)	$(0.21)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	69,675	74,867
DILUTED	69,675	74,867
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
NET LOSS	(22,377)	(16,040)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	(1,633)	238
COMPREHENSIVE LOSS	$(24,010)	$(15,802)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(22,377)	$(16,040)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,768	2,687
Depreciation and amortization	2,341	2,808
Other non-cash amortization	(82)	(37)
Provision for credit losses	66	(248)
Unrealized foreign currency (gain) loss	(153)	194
Interest expense on finance leases	3	2
Loss on equity investment	1,088	524
Deferred income taxes	(354)	(384)
Gain on sale of fixed assets	—	(780)
Change in the estimated fair value of acquisition-related contingent consideration	93	478
Changes in assets and liabilities:
Accounts receivable	(2,621)	2,413
Inventories	714	(1,482)
Prepaid expenses and other assets	583	(2,075)
Accounts payable	4,104	(726)
Deferred revenue	(645)	(451)
Accrued expenses and other liabilities	577	(6,616)
Net cash used in operating activities	(13,895)	(19,733)
INVESTING ACTIVITIES:
Proceeds from sale of assets	—	790
Purchases of property and equipment	(913)	(420)
Net cash (used in) provided by investing activities	(913)	370
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(21)	(12)
Repurchase of common stock	(5,000)	—
Payment of taxes related to net share settlement of equity awards	(1,261)	(941)
Net cash used in financing activities	(6,282)	(953)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,224)	122
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,314)	(20,194)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,278	267,763
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,964	$247,569
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Refund received) cash paid for income taxes	$(75)	$1,796
Non-cash investing and financing activities
Accrued property and equipment purchases	$471	$163
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Sherlock Biosciences, Inc. ("Sherlock"), and BioMedomics, Inc. ("BioMedomics"). Novosanis NV ("Novosanis") was a subsidiary of OraSure until it was legally dissolved in June 2025. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations expected for the full year.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.
Cash Equivalents & Short-Term Investments
The Company considers all investments in debt securities to be available-for-sale securities. These securities consist of guaranteed investment certificates purchased with maturities greater than ninety days and are considered short-term investments. Securities with maturities ninety days or less are considered cash equivalents. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.
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
Fair Value of Financial Instruments
As of March 31, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

To the extent that valuation is based on models or inputs that are unobservable in the market, determining fair value requires more judgment. Because of the inherent uncertainty of valuation, estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised in determining fair value is greatest for assets or liabilities categorized in Level 3. The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		March 31,	December 31,
	Level	2026	2025
Guaranteed investment certificates	1	$12,985	$13,114
Trading securities	1	466	543
Contingent consideration:	3
Current portion		$18,777	$18,380
Long-term portion		9,029	9,333
		$27,806	$27,713
Included in cash and cash equivalents at March 31, 2026 and December 31, 2025 was $13.0 million and $13.1 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at March 31, 2026 and December 31, 2025, was $69.0 million and $68.4 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. The Company paused the plan in January 2026 and is no longer allowing new participants to enter the plan. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of March 31, 2026 and December 31, 2025 was $0.5 million, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.
Contingent Consideration
The Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of three different tranches: milestone payments, royalty payments, and earnout payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability of achieving regulatory approval milestones.
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
There was an increase of $4.7 million in the fair value of the Company's contingent consideration from date of acquisition to March 31, 2026 due to the milestone and royalty payments.

Fair Value
Balance at December 31, 2025	$27,713
Additions	—
Change in fair value	93
Balance at March 31, 2026	$27,806

Equity Method Investee
In January 2024, the Company led the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of March 31, 2026, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The value of the investment in Sapphiros of $24.9 million as of March 31, 2026 is included in the investment in equity method investee line of the Company's balance sheet. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's March 31, 2026 financial statements, the Company evaluated the investment in Sapphiros for impairment and concluded there was no such impairment. The Company's investment in Sapphiros was valued at $26.0 million as of December 31, 2025.
Related Party
The Company loaned Sapphiros $0.3 million during the year ended December 31, 2025. The loan plus interest is due in December 2026. During the year ended December 31, 2025, the Company entered into an agreement with Sapphiros to develop certain products for Sapphiros. A total of $0.1 million of revenue was recognized from this agreement for the three months ended March 31, 2026. No equivalent amount was recognized for the three months ended March 31, 2025.
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
Foreign Currency Transactions
Net foreign exchange gains (losses) resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $0.2 million and $(0.4) million for the three months ended March 31, 2026 and 2025, respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below:

	Foreign Currency	Total
Balance at December 31, 2025	$(18,404)	$(18,404)
Other comprehensive loss	(1,633)	(1,633)
Balance at March 31, 2026	$(20,037)	$(20,037)

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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The purpose of this update was to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. For all business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal periods. The amendments are applied prospectively, and early adoption is permitted. Management does not expect a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. The purpose of this update was to modernize the accounting for software costs. For all business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. The amendments can be applied prospectively, a modified transition or retrospectively. Early adoption is permitted as of the beginning of an annual reporting period. Management does not expect a material impact on the Company's consolidated financial statements.
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
2.    INVENTORIES:

	March 31,	December 31,
	2026	2025
Raw materials	$15,534	$14,831
Work in process	1,042	56
Semi-finished goods	2,581	1,965
Finished goods	11,150	14,208
	$30,307	$31,060

3.    PROPERTY, PLANT, AND EQUIPMENT, NET:

	March 31,	December 31,
	2026	2025
Land	$1,118	$1,118
Buildings and improvements	39,047	39,071
Machinery and equipment	46,349	46,202
Computer equipment and software	11,752	11,101
Furniture and fixtures	1,624	1,632
Construction in progress	2,906	2,931
	102,796	102,055
Accumulated depreciation	(64,939)	(62,876)
	$37,857	$39,179
4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	March 31,	December 31,
	2026	2025
Payroll and related benefits	$5,541	$5,255
Professional fees	2,425	1,938
Sales tax payable	1,044	1,152
Other	2,580	2,804
	$11,590	$11,149

5.     TERMINATION BENEFITS:
Q2 2024 Reduction in Workforce
During the second quarter of 2024, the Company executed a reduction in workforce as the Company notified employees of its intention to consolidate its Novosanis site in Belgium into other locations by the end of December 31, 2024, discontinue the Diversigen molecular services line of business by the end of June 30, 2024, and consolidate facilities by bringing third-party manufacturing activities into its Pennsylvania facilities by the end of the third quarter of 2025.
As of March 31, 2026 the Company had paid the full $1.7 million related to the reduction in workforce. No additional charges were incurred during the three months ended March 31, 2026. This reduction in workforce was completed by March 31, 2026.
Q3 2024 Reduction in Workforce
During the third quarter of 2024, the Company executed a reduction in workforce largely as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024.
As of March 31, 2026, the Company had $0.1 million accrued and had paid $1.1 million related to the reduction in workforce. The Company expects this reduction in workforce to be completed by September 2026.

Q1 2026 Reduction in Workforce

During the first quarter of 2026, the Company executed a reduction in workforce to better align the Company's cost structure. The charges for termination benefits included in the Company's consolidated statements of operations are as follows:

For the Three Months Ended March 31,
2026
Cost of products and services sold	$65
Research and development	264
Sales and marketing	260
General and administrative	680
$1,269

As of March 31, 2026, the Company had $1.0 million accrued and had paid $0.2 million related to the reduction in workforce. The Company expects this reduction in workforce to be completed by February 2027.

6.    REVENUES:
Revenues by Product Line. The following table represents total net revenues by product line:

	For the Three Months Ended March 31,
	2026	2025
HIV	$13,019	$12,900
Sample Management Solutions (1)	9,058	9,110
HCV	2,663	4,333
Other product and services revenues (2)	1,618	773
COVID-19 (3)	18	461
Risk Assessment Testing (4)	—	1,420
Net product and services revenues	$26,376	$28,997
Non-product and services revenues (5)	1,549	934
Net revenues	$27,925	$29,931
(1) Includes Genomics, Microbiome and Colli-Pee® product revenues.
(2) Includes Syphilis revenues and single order fulfillment.
(3) Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(4) Includes substance abuse testing product revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Three Months Ended March 31,
	2026	2025
United States	$18,672	$20,335
Africa	6,774	7,189
Europe	1,449	1,637
Other regions	1,030	770
	$27,925	$29,931
Customer Concentrations. The following table represents customer concentration risk:

	For the Three Months Ended March 31,
Net Revenues	2026	2025
Commercial customer	12%	N/A

	March 31,	December 31,
Accounts Receivable	2026	2025
Commercial customer (1)	14%	N/A
Commercial customer (1)	N/A	15%
(1) Each commercial customer is different.
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

Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of March 31, 2026 and December 31, 2025 was comprised of customer prepayments of $0.9 million and $1.2 million, respectively. Deferred revenue as of December 31, 2025 was also comprised of $0.4 million of unearned grant income. The Company had no unearned grant income in deferred revenue as of March 31, 2026.
The following table represents deferred revenue recognized:

	For the Three Months Ended March 31,
Deferred Revenue Recognized	2026	2025
Accrued at beginning of year	$961	$771
7.    INCOME TAXES:
The components of the income tax benefit are as follows:

	For the Three Months Ended March 31,
	2026	2025
Federal income tax expense	$3	$8
State income tax expense	28	9
Foreign income tax benefit	(463)	(473)
	$(432)	$(456)

During the three months ended March 31, 2026 and 2025, the Company recorded income tax benefit of $0.4 million and $0.5 million, respectively. The three months ended March 31, 2026 and 2025 net tax benefits are due to having a U.S. and foreign pretax loss in 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company had an effective tax rate of 2.0% and 2.9%, respectively. The decrease in the Company's effective tax rate was primarily due to an increase in the valuation allowance associated with the Company's U.S. operations.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of March 31, 2026 and December 31, 2025.
Uncertain tax positions were approximately $2.0 million as of March 31, 2026 and December 31, 2025. The Company’s uncertain tax position relates to U.S. federal and other jurisdictions. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. Any assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
8.    LOSS PER SHARE:
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
For the three months ended March 31, 2026 and 2025, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 746 shares and 689 shares, respectively, were excluded from the computation of diluted loss per share.
9.     STOCKHOLDERS' EQUITY:
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company repurchased 1.8 million shares of its common stock under the Repurchase Program during the three months ended March 31, 2026. The Company did not repurchase any shares of the Company's common stock under the Repurchase Program during the three months ended March 31, 2025.
The reconciliation of the changes in stockholders' equity for the three months ended March 31, 2026 and 2025 is as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	70,391	$—	$531,393	$(18,404)	$(172,162)	$340,827
Vesting of restricted stock and performance stock units	1,190	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(416)	—	(1,261)	—	—	(1,261)
Stock-based compensation	—	—	2,768	—	—	2,768
Shares repurchased and retired in connection with share repurchase program	(1,768)	—	(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(22,377)	(22,377)
Currency translation adjustments	—	—	—	(1,633)	—	(1,633)
Balance at March 31, 2026	69,397	$—	$527,900	$(20,037)	$(194,539)	$313,324

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282

10.    BUSINESS SEGMENT INFORMATION:
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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	March 31,	December 31,
	2026	2025
United States	$35,387	$36,254
United Kingdom	9,527	10,061
Canada	4,352	4,642
Other regions	342	364
	$49,608	$51,321

The following table represents reported segment revenues, segment profit (loss), and significant segment expenses:

	For the Three Months Ended March 31,
	2026	2025
Net revenues	$27,925	$29,931
Cost of products and services sold (2)	16,121	17,632
Gross profit	11,804	12,299
Research and development (2)	13,654	9,603
Sales and marketing (2)	6,770	6,859
General and administrative (2)	14,556	14,102
Change in the estimated fair value of acquisition-related contingent consideration	93	478
Gain on sale of assets	—	(993)
Operating loss	(23,269)	(17,750)
Other income (expense)	169	(21)
Interest revenue	1,220	2,156
Other segment items (1)	159	(357)
Loss before income taxes and equity investment	(21,721)	(15,972)
Income tax benefit	(432)	(456)
Loss on equity investment	(1,088)	(524)
Net loss	$(22,377)	$(16,040)

(1) Includes interest expense and foreign currency gains (losses).
(2) The following tables represent additional significant segment expense categories:

	For the Three Months Ended March 31,
	2026	2025
Stock-based Compensation
Cost of products and services sold	$190	$169
Research and development	280	203
Sales and marketing	204	218
General and administrative	2,094	2,097
	$2,768	$2,687

	For the Three Months Ended March 31,
	2026	2025
Depreciation & Amortization
Cost of products and services sold	$992	$1,389
Research and development	349	485
Sales and marketing	2	27
General and administrative	998	907
	$2,341	$2,808

11.     BUSINESS COMBINATIONS:
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
The initial aggregate purchase price of this transaction was funded with cash on hand as shown in the table below:

Cash paid to BioMedomics	$2,865
Transaction expenses	403
Debt paid off	330
Earnout contingent consideration	233
Expense fund	40
Initial aggregate purchase price	$3,871
Pursuant to the Acquisition Agreement, the Company agreed to pay up to $5.0 million of contingent consideration based on the achievement of sales thresholds before December 31, 2031. The acquisition-date fair value of the earnout contingent consideration was $0.2 million. The range of outcome for the earnout contingent consideration is zero to $5.0 million.
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
The fair value of the acquired developed technology was determined using the multi-period excess earnings method, which required judgment in estimating appropriate cash flows, discount rate, survival factor, and remaining useful life.
The fair value of the earnout contingent consideration was determined using the Monte Carlo simulation model, which required judgment in estimating expected revenue, volatility, expected discount rate and risk-free interest rate.
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company believes the goodwill related to the acquisition was a result of BioMedomics providing a product that will enable the Company to leverage the product with existing and new customers. The goodwill is not deductible for income tax purposes.
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

Unaudited Pro Forma Financial Information

The unaudited pro forma results presented below include the results of the BioMedomics acquisition as if it had been consummated as of January 1, 2025. The unaudited pro forma results include amortization of the acquired intangible asset, stock compensation, and lease expense adjustments to income before income taxes but do not include changes in the fair value of the Company's contingent consideration obligations. Material nonrecurring charges, directly attributable to the transactions, including direct acquisition costs, are also excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2025.

For the Three Months Ended March 31,
2025
Net revenues	$30,205
Net loss	$(16,071)

12.     CONTINGENCIES:
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

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027. The case is currently in the discovery phase.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the Company's unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the Company's audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 9, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business and impact and potential impacts on its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, the Company's actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Business Overview
The Company's business consists of the development, manufacture, marketing, sale and distribution of simple, easy to use diagnostic products and specimen collection devices using its proprietary technologies, as well as other diagnostic products including immunoassays and other in vitro diagnostic tests that are used on other specimen types. The Company's diagnostic products include tests for diseases including HIV, Hepatitis C, Syphilis, Sickle Cell and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV and COVID-19 products are also sold in a consumer-friendly format in the over-the-counter ("OTC") market in the U.S. and, in the case of the HIV and HCV products, as a self-test to individuals in a number of other countries, including, for the HIV products, as an oral swab in-home test for HIV-1 and HIV-2 in Europe, and for the HCV products, as an OTC test. In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG, which is currently under review.
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
Risk Assessment Testing
During the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line, which was completed in the second quarter of 2025. Sales of its risk assessment products did not contribute to revenues during the three months ended March 31, 2026. Sales of its risk assessment products contributed $1.4 million to revenues during the three months ended March 31, 2025. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.

Results of Operations (all dollar amounts in tables are presented in thousands)
For the three months ended March 31, 2026 compared to March 31, 2025.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	Dollars		% Change	Percentage of Total Net Revenues
	2026	2025		2026	2025
Diagnostics (1)	$16,866	$17,689	(5)%	60%	59%
Sample Management Solutions (2)	9,058	9,110	(1)	32	30
Other products and services (3)	434	321	35	2	1
COVID-19 Diagnostics	18	457	(96)	—	2
Risk Assessment Testing (4)	—	1,420	(100)	—	5
Net product and services revenues	26,376	28,997	(9)	94	97
Non-product and services revenues (5)	1,549	934	66	6	3
Net revenues	$27,925	$29,931	(7)%	100%	100%
(1)Includes HIV, HCV, Syphilis, SickleSCAN® and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes COVID-19 Sample Management Solutions product revenues.
(4)Includes substance abuse testing product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 7% to $27.9 million for the three months ended March 31, 2026 from $29.9 million for the three months ended March 31, 2025.
Sales of the Company's Diagnostics products decreased 5% to $16.9 million for the three months ended March 31, 2026 from $17.7 million for the three months ended March 31, 2025. This decrease in revenues is largely due to lower international HCV revenues driven by customer ordering patterns and funding constraints. This decline in revenues was offset by an increase in Company's Syphilis product sales to new customers in the women's health market.
Sample Management Solutions revenues remained largely flat at $9.1 million for the three months ended March 31, 2026 and 2025.
COVID-19 Diagnostics sales decreased 96% to $18.0 thousand for the three months ended March 31, 2026 from $0.5 million for the three months ended March 31, 2025, due to completion of the Company's InteliSwab® tests contract with the U.S. government and lower overall demand for COVID-19 testing.
Risk Assessment Testing revenues are $0 in 2026 as the product line was discontinued and wound down in early 2025.
Non-Product and Services Revenues
Non-product and services revenues increased 66% to $1.5 million for the three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025 primarily due to the recognition of revenue under various funded R&D contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 42.3% for the three months ended March 31, 2026 compared to 41.1% for the three months ended March 31, 2025. The drivers of the margin increase were better absorption of fixed overhead costs due to operational efficiencies, improved product mix, and higher non-product revenues which contribute 100% to gross margin. An increase in scrap expense in the quarter partially offset the increases in gross margin.
Consolidated operating loss for the three months ended March 31, 2026 was $23.3 million compared to $17.8 million for the three months ended March 31, 2025. The higher operating loss reported in 2026 was largely a result of lower revenues coupled with increased research and development spend.
Research and development expenses increased 42% to $13.7 million for the three months ended March 31, 2026 from $9.6 million for the three months ended March 31, 2025 largely due to higher spend incurred for clinical trials associated with the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device and the Colli-Pee® device. The increase in research and development expenses is also due to additional severance charges associated with the Company's reduction in its workforce in February 2026.
Sales and marketing expenses decreased 1% to $6.8 million for the three months ended March 31, 2026 from $6.9 million for the three months ended March 31, 2025.
General and administrative expenses increased 3% to $14.6 million for the three months ended March 31, 2026 from $14.1 million for the three months ended March 31, 2025 largely due to an increase in professional services and severance charges.
The Company recorded non-cash adjustments of $0.1 million for the three months ended March 31, 2026, reflecting the change in the estimated fair value of the Sherlock acquisition-related contingent consideration.
All of the above contributed to the Company's operating loss of $23.3 million for the three months ended March 31, 2026, which included non-cash charges of $2.8 million for stock-based compensation, $2.3 million for depreciation and amortization, and $0.1 million for the change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $17.8 million for the three months ended March 31, 2025 included non-cash charges of $2.7 million for stock-based compensation, $2.8 million for depreciation and amortization, and $0.5 million for the change in the estimated fair value of acquisition-related contingent consideration.
OTHER INCOME
Other income for the three months ended March 31, 2026 was $1.5 million compared to $1.8 million for the three months ended March 31, 2025. The decrease in other income is due to lower interest income and increased foreign currency losses.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. and U.K. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended March 31, 2026 and 2025, the Company recorded income tax benefits of $0.4 million and $0.5 million, respectively.
Liquidity and Capital Resources

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$176,964	$199,278
Working capital	196,697	222,113
The Company's cash and cash equivalents decreased to $177.0 million at March 31, 2026 from $199.3 million at December 31, 2025. The Company has $84.9 million, or 48%, of its $177.0 million of cash and cash equivalents held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $196.7 million at March 31, 2026 from $222.1 million at December 31, 2025. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows
Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $13.9 million. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory purchases, and payments to vendors. The Company's net loss of $22.4 million included non-cash charges of stock-based compensation expense of $2.8 million, depreciation and amortization expense of $2.3 million, a loss on equity investment of $1.1 million, and other non-cash charges aggregating to $0.4 million.
Changes in the Company's working capital accounts contributed to cash and included an increase of $4.1 million in accounts payable associated with the timing of spend on consulting services and inventory purchases, a decrease in overall inventory balances of $0.7 million due to maintaining lower COVID-19 inventory levels attributable to decreased demand, a decrease in prepaid expenses and other assets of $0.6 million, and an increase in accrued expenses and other liabilities of $0.6 million. These contributions to cash were offset by an increase in accounts receivable of $2.6 million due to timing of shipments and invoicing and a decrease in deferred revenue of $0.6 million as work on grant projects is completed and earned.
Investing Activities
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2026, for purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $6.3 million for the three months ended March 31, 2026, which was largely comprised of $5.0 million to repurchase common stock pursuant to the Company's stock repurchase plan and $1.3 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted stock awarded to the Company's employees.
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
Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. No material changes have been made to such critical accounting policies during the three months ended March 31, 2026.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2026. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities

Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
NowDiagnostics Litigation

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027. The case is currently in the discovery phase.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
January 1, 2026 - January 31, 2026	750,139	(2)	$2.66	742,427	$22,981,487
February 1, 2026 - February 28, 2026	536,015	(2)	$2.84	536,015	$21,460,003
March 1, 2026 - March 31, 2026	897,930	(2)	$3.05	489,575	$19,960,003
	2,184,084			1,768,017
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

During the three months ended March 31, 2026, none of the Company's directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: May 8, 2026	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: May 8, 2026	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)