Form 10-Q
period 2026-06-30
ORASURE TECHNOLOGIES INC
filed 2026-08-07
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 31, 2026, the registrant had 68,968,627 shares of common stock, $0.000001 par value per share, outstanding.

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
Forward-looking statements are not guarantees of future performance or results. Known and unknown factors that could cause actual performance or results to be materially different from those expressed or implied in these statements include, but are not limited to:
•Market acceptance of, and the Company's ability to develop, commercialize, market and sell, its products and services, whether through its internal direct sales force, distributors or third parties;
•The Company's ability to obtain and comply with necessary regulatory approvals for new products or new indications or applications for existing products, including timing and associated costs;
•Failure of distributors or other customers to meet purchase forecasts, historic purchase levels or minimum purchase requirements for the Company's products;
•Significant customer concentrations that exist or may develop in the future;
•The Company's ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements;
•Changes in relationships with strategic partners or other parties, including disputes or disagreements and reliance on such parties for the performance of critical activities under collaborative arrangements;
•The Company's ability to meet increased demand for its products;
•The impact of replacing distributors on the Company's business;
•The Company's ability to achieve its financial and strategic objectives, including increasing its revenues and gross margins, and its ability to expand international sales;
•The impact of competitors, competing products and technology changes on the Company's business;
•Reduction or deferral of public funding available to customers;
•Changes in market acceptance of the Company's products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention (the "CDC") or other agencies;
•The Company's ability to fund research and development and other products and operations;
•The availability of raw materials and the Company's reliance on sole supply sources for critical products and components;
•The impact of contracting with the U.S. government on the Company's business;
•The Company's estimates regarding revenues, expenses, capital requirements and needs for additional financing, and the availability and cost of financing;
•The ability to utilize net operating loss carryforwards or other deferred tax assets;

•Volatility of the Company's stock price;
•Uncertainty relating to patent protection, potential patent infringement claims, the availability of licenses to patents or other technology;
•Costs of litigation relating to intellectual property, product liability and other types of litigation;
•The impact of changes in international funding sources and testing algorithms on international sales;
•Adverse movements in foreign currency exchange rates;
•The Company's ability to attract and retain qualified personnel;
•Changes in international, federal or state laws and regulations; and
•The impact of geopolitical and economic conditions on the Company's business.
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

Item 1. FINANCIAL STATEMENTS
ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$160,582	$199,278
Accounts receivable, net of allowance for doubtful accounts of $445 and $188	25,597	22,203
Inventories	30,071	31,060
Prepaid expenses	3,369	5,221
Income tax receivable	1,764	—
Other current assets	1,554	4,146
Total current assets	222,937	261,908
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation	38,577	39,179
Operating right-of-use assets, net	11,090	11,996
Finance right-of-use assets, net	181	146
Intangible assets, net of accumulated amortization of $26,627 and $27,180	18,835	19,046
Goodwill	42,717	43,363
Investment in equity method investee	24,355	25,956
Deferred tax asset	450	271
Other noncurrent assets	1,410	1,303
Total noncurrent assets	137,615	141,260
TOTAL ASSETS	$360,552	$403,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,401	$6,521
Deferred revenue	851	1,518
Accrued expenses and other current liabilities	13,718	11,149
Finance lease liability	84	63
Operating lease liability	2,065	2,164
Acquisition-related contingent consideration obligation	—	18,380
Total current liabilities	25,119	39,795
Noncurrent Liabilities:
Finance lease liability	122	100
Operating lease liability	9,823	10,870
Acquisition-related contingent consideration obligation	5,233	9,333
Other noncurrent liabilities	2,478	2,243
Total noncurrent liabilities	17,656	22,546
TOTAL LIABILITIES	42,775	62,341
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 68,968 and 70,391 shares issued and outstanding	—	—
Additional paid-in capital	527,964	531,393
Accumulated other comprehensive loss	(21,897)	(18,404)
Accumulated deficit	(188,290)	(172,162)
Total stockholders' equity	317,777	340,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,552	$403,168
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET REVENUES:
Products and services	$29,724	$29,847	$56,100	$58,844
Other	915	1,395	2,464	2,329
	30,639	31,242	58,564	61,173
COST OF PRODUCTS AND SERVICES SOLD	17,322	18,083	33,443	35,715
Gross profit	13,317	13,159	25,121	25,458
OPERATING EXPENSES:
Research and development	9,437	11,401	23,091	21,004
Sales and marketing	6,604	6,375	13,374	13,234
General and administrative	14,429	12,676	28,985	26,778
Change in the estimated fair value of acquisition-related contingent consideration	(22,573)	733	(22,480)	1,211
Gain on sale of assets	(20)	—	(20)	(993)
	7,877	31,185	42,950	61,234
Operating income (loss)	5,440	(18,026)	(17,829)	(35,776)
OTHER INCOME	1,377	1,135	2,925	2,913
Income (loss) before income taxes and equity investment	6,817	(16,891)	(14,904)	(32,863)
INCOME TAX EXPENSE (BENEFIT)	55	2,000	(377)	1,544
INCOME (LOSS) BEFORE EQUITY INVESTMENT	6,762	(18,891)	(14,527)	(34,407)
LOSS ON EQUITY INVESTMENT	(513)	(802)	(1,601)	(1,326)
NET INCOME (LOSS)	$6,249	$(19,693)	$(16,128)	$(35,733)

EARNINGS (LOSS) PER SHARE
BASIC	$0.09	$(0.26)	$(0.23)	$(0.48)
DILUTED	$0.09	$(0.26)	$(0.23)	$(0.48)
SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	69,003	74,541	69,337	74,703
DILUTED	70,158	74,541	69,337	74,703
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$6,249	$(19,693)	$(16,128)	$(35,733)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	(1,860)	6,751	(3,493)	6,989
COMPREHENSIVE INCOME (LOSS)	$4,389	$(12,942)	$(19,621)	$(28,744)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(16,128)	$(35,733)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,055	5,852
Depreciation and amortization	4,712	5,334
Other non-cash amortization	(172)	(147)
Provision for credit losses	288	(296)
Unrealized foreign currency loss	285	470
Interest expense on finance leases	6	4
Loss on equity investment	1,601	1,326
Deferred income taxes	(152)	(820)
Gain on sale of fixed assets	(20)	(780)
Change in the estimated fair value of acquisition-related contingent consideration	(22,480)	1,211
Changes in assets and liabilities:
Accounts receivable	(3,710)	(1,563)
Inventories	890	1,009
Prepaid expenses and other assets	2,478	(683)
Accounts payable	1,314	(1,548)
Deferred revenue	(663)	(520)
Accrued expenses and other liabilities	2,880	(3,072)
Net cash used in operating activities	(23,816)	(29,956)
INVESTING ACTIVITIES:
Proceeds from sale of assets	20	790
Purchases of property and equipment	(3,341)	(2,356)
Net cash used in investing activities	(3,321)	(1,566)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(45)	(26)
Repurchase of common stock	(7,000)	(5,000)
Payment of taxes related to net share settlement of equity awards	(1,484)	(1,725)
Net cash used in financing activities	(8,529)	(6,751)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(3,030)	5,088
NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,696)	(33,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,278	267,763
CASH AND CASH EQUIVALENTS, END OF PERIOD	$160,582	$234,578
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Refund received) cash paid for income taxes	$(44)	$2,579
Non-cash investing and financing activities
Accrued property and equipment purchases	$1,062	$182
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Sherlock Biosciences, Inc. and its wholly-owned subsidiary Sense Biodetection Limited (collectively, "Sherlock"), and BioMedomics, Inc. ("BioMedomics"). Novosanis NV ("Novosanis") was a subsidiary of OraSure until it was legally dissolved in June 2025. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations expected for the full year.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have had a material impact on the consolidated financial statements and related notes except as discussed herein.
Cash Equivalents & Short-Term Investments
The Company considers all its investments in debt securities to be available-for-sale securities. These securities consist of guaranteed investment certificates purchased with maturities greater than ninety days and are considered short-term investments. Securities with maturities ninety days or less are considered cash equivalents. Available-for-sale securities are carried at fair value, based upon quoted market prices, with unrealized gains and losses, if any, reported in stockholders’ equity as a component of accumulated other comprehensive loss.
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
Fair Value of Financial Instruments
As of June 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		June 30,	December 31,
	Level	2026	2025
Guaranteed investment certificates	1	$12,796	$13,114
Trading securities	1	525	543
Contingent consideration:	3
Current portion		$—	$18,380
Long-term portion		5,233	9,333
		$5,233	$27,713
Included in cash and cash equivalents at June 30, 2026 and December 31, 2025 was $12.8 million and $13.1 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at June 30, 2026 and December 31, 2025, was $49.6 million and $68.4 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. The Company paused the plan in January 2026 and is no longer allowing new participants to enter the plan. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of June 30, 2026 and December 31, 2025 was $0.5 million, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

Contingent Consideration

The Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of three different tranches: milestone payments, royalty payments, and earnout payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability of achieving regulatory approval milestones. In December 2025, the Company submitted a premarket notification, or 510(k), to the U.S. Food and Drug Administration (the “FDA”) for clearance of its rapid molecular self-test for chlamydia trachomatis and Neisseria gonorrhoeae (“CT/NG”) on the Sherlock platform. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission based on a new clinical trial. Due to this withdrawal, the Company has concluded that it will not obtain FDA clearance by December 31, 2026 as outlined in the terms of the merger agreement. Accordingly, the Company will not be obligated to pay the milestone contingent payments and the milestone contingent consideration liability was reduced to zero. Furthermore, as a result in the delay in the commercialization of the CT/NG product, the royalty based contingent consideration liability was reduced to reflect the delay in recognizing revenue from the sale of the CT/NG product and increase in discount rate associated with the cash flows. During the three and six months ended June 30, 2026, to reflect these changes in these liabilities, a decrease in the estimated fair value of acquisition-related contingent consideration of $22.6 million and $22.5 million, respectively, was recorded on the Company's consolidated statement of operations.
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
There has been a net decrease of $17.9 million in the fair value of the Company's contingent consideration from date of acquisition to June 30, 2026 primarily due to the release of the milestone liability and a reduction in royalty liability as described above.

Fair Value
Balance at December 31, 2025	$27,713
Additions	—
Change in fair value	(22,480)
Balance at June 30, 2026	$5,233
The below table illustrates the discount rate sensitivity to the fair value of the royalty liability when performing the fair value analysis as of June 30, 2026. The fair value analysis as of June 30, 2026, utilized a 20.4% discount rate.

Fair Value of Royalty Payments
Discount Rate
18.4%	19.4%	20.4%	21.4%	22.4%
$5,600	$5,300	$5,000	$4,700	$4,400

Indefinite-Lived Intangible Asset
Indefinite-lived intangible assets are not amortized but rather tested annually for impairment or more frequently if the Company believes that indicators of impairment exist. Current generally accepted accounting principles permit the Company to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. If the Company concludes that it is more likely than not that the carrying value of an indefinite-lived intangible asset is greater than its fair value, then the Company would be required to perform a quantitative analysis. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the fair value.

In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission. This withdrawal was considered an indicator of impairment, which necessitates review of the facts and circumstances underlying the value of the in-process research and development ("IPR&D") technology intangible asset as of June 30, 2026. The Company performed a quantitative indefinite-lived intangible asset impairment test on the IPR&D technology which concluded that the carrying value of the Company's IPR&D technology was below its fair value indicating there was no impairment as of June 30, 2026. The carrying value was 6% below its fair value.
As of June 30, 2026, the IPR&D technology intangible asset was $17.0 million. The impairment analysis used an income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The revenue and cash flows assumes CT/NG receives regulatory authorization and market competition of future products is low. The revenues assume market growth will accelerate each year. If there are delays to attaining regulatory approval or successfully launching CT/NG, this could have a negative outcome on the indefinite-lived intangible asset impairment analysis.
The below table illustrates the discount rate sensitivity to the fair value of the IPR&D technology intangible asset when performing the impairment analysis as of June 30, 2026. In the IPR&D technology intangible asset impairment analysis as of June 30, 2026, the impairment analysis utilized a 40% discount rate.

Discount Rate
38.0%	39.0%	40.0%	41.0%	42.0%
$22,000	$20,000	$18,000	$17,000	$15,000
Equity Method Investee
In January 2024, the Company led the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of June 30, 2026, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The value of the investment in Sapphiros of $24.4 million as of June 30, 2026 is included in the investment in equity method investee line of the Company's balance sheet. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's June 30, 2026 financial statements, the Company evaluated the investment in Sapphiros for impairment and concluded there was no such impairment. The Company's investment in Sapphiros was valued at $26.0 million as of December 31, 2025.
Related Party
The Company loaned Sapphiros $0.3 million during the year ended December 31, 2025. The loan plus interest is due in December 2026. During the year ended December 31, 2025, the Company entered into an agreement with Sapphiros to assist in the development of certain products for Sapphiros. A total of $0.1 million and $0.2 million of products and services revenue was recognized from this agreement for the for the three and six months ended June 30, 2026. No equivalent amounts were recognized for the three and six months ended June 30, 2025.
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

Foreign Currency Transactions
Net foreign exchange losses resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $0.1 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.
Net foreign exchange gains (losses) resulting from foreign currency transactions for the six months ended June 30, 2026 and 2025 were $0.1 million and $(1.3) million respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below:

	Foreign Currency	Total
Balance at December 31, 2025	$(18,404)	$(18,404)
Other comprehensive loss	(3,493)	(3,493)
Balance at June 30, 2026	$(21,897)	$(21,897)

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
2.    INVENTORIES:

	June 30,	December 31,
	2026	2025
Raw materials	$15,781	$14,831
Work in process	1,110	56
Semi-finished goods	2,601	1,965
Finished goods	10,579	14,208
	$30,071	$31,060

3.    PROPERTY, PLANT, AND EQUIPMENT, NET:

	June 30,	December 31,
	2026	2025
Land	$1,118	$1,118
Buildings and improvements	39,029	39,071
Machinery and equipment	46,232	46,202
Computer equipment and software	11,870	11,101
Furniture and fixtures	1,609	1,632
Construction in progress	5,527	2,931
	105,385	102,055
Accumulated depreciation	(66,808)	(62,876)
	$38,577	$39,179
4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	June 30,	December 31,
	2026	2025
Payroll and related benefits	$8,140	$5,255
Professional fees	2,891	1,938
Sales tax payable	1,044	1,152
Other	1,643	2,804
	$13,718	$11,149

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
As of March 31, 2026 the Company had paid the full $1.7 million related to the reduction in workforce. This reduction in workforce was completed by March 31, 2026 and no additional charges were incurred during the six months ended June 30, 2026.
Q3 2024 Reduction in Workforce
During the third quarter of 2024, the Company executed a reduction in workforce as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024.
As of June 30, 2026, the Company had $0.1 million accrued and had paid $1.2 million related to this reduction in workforce. No additional charges were incurred during the six months ended June 30, 2026. The Company expects this reduction in workforce to be completed by October 2026.

Q1 2026 Reduction in Workforce

During the first quarter of 2026, the Company executed a reduction in workforce to better align the Company's cost structure. The charges for termination benefits included in the Company's consolidated statements of operations are as follows:

For the Six Months Ended June 30,
2026
Cost of products and services sold	$65
Research and development	264
Sales and marketing	260
General and administrative	680
$1,269

As of June 30, 2026, the Company had $0.5 million accrued and had paid $0.8 million related to the reduction in workforce. No additional charges were incurred during the six months ended June 30, 2026. The Company expects this reduction in workforce to be completed by February 2027.

6.    REVENUES:
Revenues by Product Line. The following table represents total net revenues by product line:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
HIV	$14,170	$14,398	$27,189	$27,298
Sample Management Solutions (1)	9,875	9,855	18,933	18,965
HCV	3,393	4,126	6,056	8,459
Other product and services revenues (2)	2,285	994	3,903	1,767
COVID-19 (3)	1	28	19	489
Risk Assessment Testing (4)	—	446	—	1,866
Net product and services revenues	$29,724	$29,847	$56,100	$58,844
Non-product and services revenues (5)	915	1,395	2,464	2,329
Net revenues	$30,639	$31,242	$58,564	$61,173
(1) Includes Genomics, Microbiome and Colli-Pee® product revenues.
(2) Includes Syphilis revenues and single order fulfillment.
(3) Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(4) Includes substance abuse testing product revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
United States	$20,235	$19,852	$38,907	$40,187
Africa	6,786	8,027	13,560	15,216
Europe	1,743	2,117	3,192	3,754
Other regions	1,875	1,246	2,905	2,016
	$30,639	$31,242	$58,564	$61,173
Customer Concentrations. The following table represents customer concentration risk:

	June 30,	December 31,
Accounts Receivable	2026	2025
Commercial customer (1)	14%	N/A
Commercial customer (1)	11%	15%
(1) Each commercial customer is a different international distributor.
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
Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of June 30, 2026 and December 31, 2025 was comprised of customer prepayments of $0.9 million and $1.2 million, respectively. Deferred revenue as of December 31, 2025 was also comprised of $0.4 million of unearned grant income. The Company had no unearned grant income in deferred revenue as of June 30, 2026.

The following table represents deferred revenue recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Deferred Revenue Recognized	2026	2025	2026	2025
Accrued at beginning of year	$148	$974	$1,109	$1,461
7.    INCOME TAXES:
The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Federal income tax expense	$3	$157	$7	$165
State income tax expense	26	2,394	54	2,403
Foreign income tax expense (benefit)	26	(551)	(438)	(1,024)
	$55	$2,000	$(377)	$1,544

During the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $0.1 million and $2.0 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $0.4 million and income tax expense of $1.5 million, respectively. The higher federal and state income tax expense in 2025 is largely due to recording an uncertain tax position for certain tax matters, including penalties and interest. During the three and six months ended June 30, 2026, the Company had an effective tax rate of 0.8% and 2.5%, respectively. During the three and six months ended June 30, 2025, the Company had an effective tax rate of (11.8)% and (4.7)%, respectively. The increase in the Company's tax rate was primarily due to the recording of the uncertain tax position in 2025 and projected break-even results in foreign operations in 2026 versus projected losses in 2025.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of June 30, 2026 and December 31, 2025.
Uncertain tax positions were approximately $2.0 million as of June 30, 2026 and December 31, 2025. The Company’s uncertain tax position relates to U.S. federal and other jurisdictions. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. Any assessments or settlements could result in changes to the Company's contingencies related to positions on prior years’ tax filings.
8.    EARNINGS (LOSS) PER SHARE:
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

For the three months ended June 30, 2026, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 4,108 shares were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the three months ended June 30, 2025, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 581 shares were excluded from the computation of diluted loss per share.
For the six months ended June 30, 2026 and 2025, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 913 shares and 618 shares, respectively, were excluded from the computation of diluted loss per share.
9.     STOCKHOLDERS' EQUITY:
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company repurchased 0.6 million and 1.8 million shares of its common stock under the Repurchase Program during the three months ended June 30, 2026 and 2025. The Company repurchased 2.4 million and 1.8 million shares of its common stock under the Repurchase Program during the six months ended June 30, 2026 and 2025.
The reconciliation of the changes in stockholders' equity for the three and six months ended June 30, 2026 and 2025 is as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	70,391	$—	$531,393	$(18,404)	$(172,162)	$340,827
Vesting of restricted stock and performance stock units	1,190	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(416)	—	(1,261)	—	—	(1,261)
Stock-based compensation	—	—	2,768	—	—	2,768
Shares repurchased and retired in connection with share repurchase program	(1,768)	—	(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(22,377)	(22,377)
Currency translation adjustments	—	—	—	(1,633)	—	(1,633)
Balance at March 31, 2026	69,397	$—	$527,900	$(20,037)	$(194,539)	$313,324
Vesting of restricted stock and performance stock units	291	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(73)	—	(223)	—	—	(223)
Stock-based compensation	—	—	2,287	—	—	2,287
Shares repurchased and retired in connection with share repurchase program	(647)	—	(2,000)	—	—	(2,000)
Net income	—	—	—	—	6,249	6,249
Currency translation adjustments	—	—	—	(1,860)	—	(1,860)
Balance at June 30, 2026	68,968	$—	$527,964	$(21,897)	$(188,290)	$317,777

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282
Vesting of restricted stock and performance stock units	713	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(271)	—	(784)	—	—	(784)
Stock-based compensation	—	—	3,165	—	—	3,165
Shares repurchased and retired in connection with share repurchase program	(1,821)		(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(19,693)	(19,693)
Currency translation adjustments	—	—	—	6,751	—	6,751
Balance at June 30, 2025	73,735	$—	$537,256	$(17,371)	$(139,164)	$380,721

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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	June 30,	December 31,
	2026	2025
United States	$36,548	$36,254
United Kingdom	8,982	10,061
Canada	4,003	4,642
Other regions	315	364
	$49,848	$51,321

The following table represents reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$30,639	$31,242	$58,564	$61,173
Cost of products and services sold (2)	17,322	18,083	33,443	35,715
Gross profit	13,317	13,159	25,121	25,458
Research and development (2)	9,437	11,401	23,091	21,004
Sales and marketing (2)	6,604	6,375	13,374	13,234
General and administrative (2)	14,429	12,676	28,985	26,778
Change in the estimated fair value of acquisition-related contingent consideration	(22,573)	733	(22,480)	1,211
Gain on sale of assets	(20)	—	(20)	(993)
Operating income (loss)	5,440	(18,026)	(17,829)	(35,776)
Other income (expense)	235	—	404	(16)
Interest revenue	1,205	2,073	2,425	4,228
Other segment items (1)	(63)	(938)	96	(1,299)
Income (loss) before income taxes and equity investment	6,817	(16,891)	(14,904)	(32,863)
Income tax expense (benefit)	55	2,000	(377)	1,544
Loss on equity investment	(513)	(802)	(1,601)	(1,326)
Net income (loss)	$6,249	$(19,693)	$(16,128)	$(35,733)

(1) Includes interest expense and foreign currency gains (losses).
(2) The following tables represent additional significant segment expense categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based Compensation
Cost of products and services sold	$191	$207	$381	$376
Research and development	357	279	637	482
Sales and marketing	215	217	419	435
General and administrative	1,524	2,462	3,618	4,559
	$2,287	$3,165	$5,055	$5,852

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation & Amortization
Cost of products and services sold	$976	$1,060	$1,968	$2,449
Research and development	176	569	525	1,054
Sales and marketing	173	30	175	57
General and administrative	1,046	868	2,044	1,775
	$2,371	$2,526	$4,712	$5,334

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
The Company continues to evaluate the fair value of assets acquired and liabilities assumed. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired was completed as of June 30, 2026.
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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
Net revenues	$31,491	$61,695
Net loss	$(52,784)	$(35,771)

12.     CONTINGENCIES:
Collaborations
Sherlock has active third-party license agreements entered into in order to advance and obtain technologies and services related to the business. Under these licenses, the Company is required to make up to $3.3 million of cash payments upon the achievement of certain scientific and commercial milestones as well as low single digit royalty payments on product sales. The Company has the right to terminate the licenses.
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcomes of such actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's future financial position or results of operations.

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025 and that remains in place. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027.
13.     SUBSEQUENT EVENTS:
In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG Test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission based on a new clinical trial. Due to the withdrawal, the Company has concluded that it will not obtain FDA clearance by December 31, 2026 as outlined in the terms of the merger agreement. Accordingly, the Company will not be obligated to pay the milestone contingent payments and the milestone contingent consideration liability was reduced to zero. Furthermore, as a result of the delay in the commercialization of the CT/NG product, the royalty-based contingent consideration liability was reduced to reflect the delay in recognizing revenue from the sale of the CT/NG product. These reductions in the contingent consideration liabilities are reflected in the change in the estimated fair value of acquisition-related contingent consideration line in the consolidated statement of operations.
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
The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, and companion animal market segments. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. The Company also has a urine collection device which allows for the volumetric collection of first void urine. Initial sales of this product for research use only are occurring primarily through distributors and collaborations in the liquid biopsy and sexually transmitted disease markets. In December 2025, the Company submitted a 510(k) to the FDA for clearance of its Colli-Pee® at-home urine collection device for sexually transmitted infections, which was approved in June 2026.
Risk Assessment Testing
During the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line, which was completed in the second quarter of 2025. Sales of its risk assessment products did not contribute to revenues during the six months ended June 30, 2026. Sales of its risk assessment products contributed $0.4 million to revenues during the three months ended June 30, 2025 and $1.9 million for the six months ended June 30, 2025. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.
Recent Developments
In June 2026, the Company received clearance from the FDA of its Colli-Pee™•Dx Urine Collection Kit for use on Roche's tests for Chlamydia trachomatis (CT), Neisseria gonorrhoeae (NG), Trichomonas vaginalis (TV), and Mycoplasma genitalium (MG) and to run on Roche’s cobas® 5800, 6800, and 8800 molecular diagnostic systems. The Colli-Pee™•Dx Urine Collection Kit will be sold by the Company's subsidiary DNA Genotek Inc. and supports at-home self-collection of first-void urine, enabling convenient sample collection at-home or in any private setting for both male and female patients.

In July 2026, the Company received Emergency Use Authorization ("EUA") from the FDA for its second generation OraQuick™ Ebola Rapid Antigen Test for use with whole blood in live patients, as well as cadaveric oral fluid from individuals suspected to have had Ebola disease at the time of death. The test can detect all four Ebola viruses currently known to cause disease in humans: Bundibugyo, Zaire, Sudan, and Taï Forest. The OraQuick® Ebola Rapid Antigen Test originally received De Novo marketing authorization from the FDA in 2019, making it the first and only rapid antigen test to receive full authorization for the detection of Ebola virus. The second-generation test authorized by the FDA has increased sensitivity, new chemistry, and a more automated manufacturing process. It was developed in cooperation with the Biomedical Advanced Research and Development Authority (BARDA) under a contract granted in 2022. The current Ebola epidemic, centered in the Democratic Republic of the Congo with cases extending into neighboring Uganda, has already resulted in hundreds of deaths and prompted the World Health Organization to declare a global public health emergency. The Company is ramping up production of the OraQuick™ Ebola 2.0 Rapid Antigen Test to meet potential demand and expand access to a proven, reliable test.

In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission. The clinical studies that were performed demonstrated strong performance compared with centralized laboratory molecular diagnostic methods, and the Company remains encouraged by the product’s performance and its potential to serve an important public health need.

Results of Operations (all dollar amounts in tables are presented in thousands)
For the three months ended June 30, 2026 compared to June 30, 2025.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2026	2025		2026	2025
Diagnostics (1)	$19,351	$19,222	1%	63%	62%
Sample Management Solutions (2)	9,875	9,855	—	32	32
Other products and services (3)	498	324	54	2	1
Risk Assessment Testing (4)	—	446	(100)	—	1
Net product and services revenues	29,724	29,847	—	97	96
Non-product and services revenues (5)	915	1,395	(34)	3	4
Net revenues	$30,639	$31,242	(2)%	100%	100%
(1)Includes HIV, HCV, Syphilis, SickleSCAN® and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes COVID-19 Sample Management Solutions and COVID-19 Diagnostics product revenues.
(4)Includes substance abuse testing product revenues.
(5)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues decreased 2% to $30.6 million for the three months ended June 30, 2026 from $31.2 million for the three months ended June 30, 2025.
Sales of the Company's Diagnostics products increased 1% to $19.4 million for the three months ended June 30, 2026 from $19.2 million for the three months ended June 30, 2025. This increase was primarily driven by higher syphilis sales resulting from new customers in the women's health market and the inclusion of SickleSCAN® revenues, a new revenue stream acquired through the BioMedomics, Inc. acquisition completed in November 2025. These increases were partially offset by lower HCV revenues due to the expiration and non-renewal of a large customer's HCV testing program, as well as reduced funding associated with other programs. The increase was further offset by lower domestic HIV revenues attributable to lower purchases under the Together Take Me Home Program.
Sample Management Solutions revenues remained largely flat at $9.9 million for the three months ended June 30, 2026 and 2025.
Risk Assessment Testing revenues are $0 in 2026 as the product line was discontinued and wound down in early 2025.
Non-Product and Services Revenues
Non-product and services revenues decreased 34% to $0.9 million for the three months ended June 30, 2026 from $1.4 million for the three months ended June 30, 2025 primarily due to the completion of various funded R&D contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 43.5% for the three months ended June 30, 2026 compared to 42.1% for the three months ended June 30, 2025. The drivers of the margin increase are attributable to better absorption of fixed overhead costs due to operational efficiencies, partially offset by a negative product mix and lower non-product revenues which contribute 100% to gross margin.
Consolidated operating income for the three months ended June 30, 2026 was $5.4 million compared to an operating loss of $18.0 million for the three months ended June 30, 2025.

Research and development expenses decreased 17% to $9.4 million for the three months ended June 30, 2026 from $11.4 million for the three months ended June 30, 2025 primarily due to lower clinical trial costs associated with the Chlamydia Trachomatis (CT) and Neisseria Gonorrhoeae (NG) device.
Sales and marketing expenses increased 4% to $6.6 million for the three months ended June 30, 2026 from $6.4 million for the three months ended June 30, 2025.
General and administrative expenses increased 14% to $14.4 million for the three months ended June 30, 2026 from $12.7 million for the three months ended June 30, 2025 largely due to an increase in legal fees and in professional services related to the proxy statement and related stockholder activism costs.
All of the above contributed to the Company's operating income of $5.4 million for the three months ended June 30, 2026, which included non-cash charges of $2.4 million for depreciation and amortization and $2.3 million for stock-based compensation, and $22.6 million in non-cash income reflected in the change in the estimated fair value of acquisition-related contingent consideration. The Company's operating loss of $18.0 million for the three months ended June 30, 2025 included non-cash charges of $3.2 million for stock-based compensation, $2.5 million for depreciation and amortization, and $0.7 million for the change in the estimated fair value of acquisition-related contingent consideration.
OTHER INCOME
Other income for the three months ended June 30, 2026 was $1.4 million compared to $1.1 million for the three months ended June 30, 2025. The increase in other income is due to lower interest income offset by lower foreign currency losses.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. and U.K. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $0.1 million and $2.0 million, respectively. During the three months ended June 30, 2026 and 2025, the Company had an effective tax rate of 0.8% and (11.8)%, respectively. The increase in the Company's tax rate was primarily due to the recording of a uncertain tax position in 2025 and projected break-even results in foreign operations in 2026 versus projected losses in 2025.
Results of Operations
For the six months ended June 30, 2026 compared to June 30, 2025.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	Dollars		% Change	Percentage of Total Net Revenues
	2026	2025		2026	2025
Diagnostics (1)	$36,217	$36,911	(2)%	62%	60%
Sample Management Solutions (2)	18,933	18,965	—	32	31
Other products and services	931	617	51	2	1
COVID-19 Diagnostics	19	485	(96)	—	1
Risk Assessment Testing (3)	—	1,866	(100)	—	3
Net product and services revenues	56,100	58,844	(5)	96	96
Non-product and services revenues (4)	2,464	2,329	6	4	4
Net revenues	$58,564	$61,173	(4)%	100%	100%
(1)Includes HIV, HCV, Syphilis, SickleSCAN® and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes funded research and development contracts, royalty income, and grant revenues.

Product and Services Revenues
Consolidated net revenues decreased 4% to $58.6 million for the six months ended June 30, 2026 from $61.2 million for the six months ended June 30, 2025.
Sales of the Company's Diagnostics products decreased 2% to $36.2 million for the six months ended June 30, 2026 from $36.9 million for the six months ended June 30, 2025. This decline is primarily attributable to lower international HCV revenues driven by reduced reimbursement subsidies in the Asian market and a large order shipped into Africa in the second quarter of 2025 that did not recur. Domestic HCV revenues also declined as a result of a large customer's HCV testing programs ending and not being renewed, as well as reduced funding associated with other programs. In addition, domestic HIV revenues decreased due to lower purchases under the Together Take Me Home program partially offset by higher international revenues associated with timing of customer orders. These decreases were partially offset by higher syphilis sales driven by new customers in the women's health market and the inclusion of SickleSCAN® revenues, a new revenue stream acquired through the BioMedomics, Inc. acquisition completed in November 2025.
Sample Management Solutions revenues remained largely flat at $18.9 million for the six months ended June 30, 2026 and 2025.
COVID-19 Diagnostics revenues decreased 96% to $19.0 thousand for the six months ended June 30, 2026 from $485.0 thousand for the six months ended June 30, 2025 due to lower overall demand for COVID-19 testing.
Risk Assessment testing revenues decreased to zero for the six months ended June 30, 2026 from $1.9 million for the six months ended June 30, 2025. The Company discontinued this line of business at the end of 2024 and the business wound down in early 2025.
Non-Product and Services Revenues
Non-product and services revenues increased 6% to $2.5 million for the six months ended June 30, 2026 from $2.3 million for the six months ended June 30, 2025 primarily due to an increase in funded R&D under certain BARDA contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 42.9% for the six months ended June 30, 2026 from 41.6% for the six months ended June 30, 2025. The largest driver of the margin improvement is better absorption of fixed overhead costs due to operational efficiencies partially offset by higher scrap expense.
Consolidated operating loss for the six months ended June 30, 2026 was $17.8 million, compared to a $35.8 million operating loss reported for the six months ended June 30, 2025. Results for the six months ended June 30, 2026 benefited from a $22.5 million change in the estimated fair value of acquisition-related contingent consideration but were negatively impacted by the decrease in revenues and by higher operating expenses.
Research and development expenses increased 10% to $23.1 million for the six months ended June 30, 2026 from $21.0 million for the six months ended June 30, 2025 largely due to higher spend incurred for clinical trials for the CT/NG and Colli-Pee® devices.
Sales and marketing expenses remained largely flat at $13.4 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively.
General and administrative expenses increased 8% to $29.0 million for the six months ended June 30, 2026 from $26.8 million for the six months ended June 30, 2025, largely due to higher professional, consulting, and legal fees associated with the proxy statement, including stockholder activism costs.
All of the above contributed to the Company's operating loss of $17.8 million for the six months ended June 30, 2026, which included non-cash income of $22.5 million reflected in the change in the estimated fair value of acquisition-related contingent consideration, and non-cash charges of $5.1 million for stock-based compensation, and $4.7 million for depreciation and amortization. The Company's operating loss of $35.8 million for the six months ended June 30, 2025 included a non-cash charge of $5.9 million for stock-based compensation, $5.3 million for depreciation and amortization, and $1.2 million for the change in the estimated fair value of acquisition-related contingent consideration.

CONSOLIDATED OTHER INCOME
Other income remained largely flat at $2.9 million for the six months ended June 30, 2026 and 2025.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. The Company has not achieved U.S. cumulative pre-tax earnings based on a rolling three year window as the Company has not achieved a level of sustained profitability that would, in its judgment, support the release of the valuation allowance. For the six months ended June 30, 2026 and 2025, the Company recorded income tax benefit and expense of $0.4 million and $1.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company had an effective tax rate of 2.5% and (4.7)%, respectively. The increase in the Company's tax rate was primarily due to the recording of a uncertain tax position in 2025 and projected break-even results in foreign operations in 2026 versus projected losses in 2025.
Liquidity and Capital Resources

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$160,582	$199,278
Working capital	197,818	222,113
The Company's cash and cash equivalents decreased to $160.6 million at June 30, 2026 from $199.3 million at December 31, 2025. The Company has $84.6 million, or 53%, of its $160.6 million of cash and cash equivalents held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $197.8 million at June 30, 2026 from $222.1 million at December 31, 2025. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $23.8 million. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory purchases, and payments to vendors. The Company's net loss of $16.1 million included non-cash charges of a change in the estimated fair value of acquisition-related contingent consideration of $22.5 million, stock-based compensation expense of $5.1 million, depreciation and amortization expense of $4.7 million, a loss on equity investment of $1.6 million, and other non-cash charges aggregating to $0.2 million.
Changes in the Company's working capital accounts contributed to cash and included an increase in accrued expenses and other liabilities of $2.9 million largely associated with higher compensation-related accruals, a decrease in prepaid expenses and other assets of $2.5 million resulting from lower deposits paid, an increase of $1.3 million in accounts payable associated with the timing of spend on consulting services and inventory purchases, and an overall decrease in inventory balances of $0.9 million due to an increase in inventory reserves associated with expired inventory and lower COVID-19 inventory levels due to decreased demand. These contributions to cash were offset by an increase in accounts receivable of $3.7 million due to timing of shipments and invoicing and a decrease in deferred revenue of $0.6 million as work on grant projects is completed and earned.
Investing Activities
Net cash used in investing activities was $3.3 million for the six months ended June 30, 2026, for purchases of property and equipment.
Financing Activities

Net cash used in financing activities was $8.5 million for the six months ended June 30, 2026, which was largely comprised of $7.0 million to repurchase common stock pursuant to the Company's stock repurchase plan and $1.5 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted stock awarded to the Company's employees.
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
Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. No material changes have been made to such critical accounting policies during the six months ended June 30, 2026.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
NowDiagnostics Litigation

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025 and that remains in place. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
April 1, 2026 - April 30, 2026	548,990		$3.11	548,990	$18,253,686
May 1, 2026 - May 31, 2026	170,407	(2)	$3.01	97,808	$17,960,005
June 1, 2026 - June 30, 2026	844	(2)	$4.12	—	$17,960,005
	720,241			646,798
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

During the three months ended June 30, 2026, none of the Company's directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number		Exhibit

3.1		Certificate of Amendment to Certificate of Incorporation dated June 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on June 3, 2026).

10.1ˆ	10.1	Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2026).

10.2†
Cooperation Agreement, dated April 16, 2026, by and Between OraSure Technologies, Inc. and Altai Capital Management, L.P. and Altai Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on April 17, 2026).

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

*Filed herewith
ˆ Management contract or compensatory plan or arrangement.
† Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.
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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: August 7, 2026	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: August 7, 2026	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)