Form 10-Q
period 2026-09-30
ORASURE TECHNOLOGIES INC
filed 2026-11-09
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 2, 2026, the registrant had 69,047,266 shares of common stock, $0.000001 par value per share, outstanding.

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
•The Company's estimates regarding revenues, expenses, cash flows, capital requirements and needs for additional financing, and the availability and cost of financing;
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
•Adverse movements in foreign currency exchange rates and interest rates;
•The Company's ability to attract and retain qualified personnel;
•Changes in international, federal or state laws and regulations; and
•The impact of geopolitical and economic conditions on the Company's business.
These and other factors that could affect the Company's results are discussed more fully under the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2026, and in subsequent SEC filings. Although forward-looking statements help to provide information about future prospects, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are made as of the date of this report and the Company undertakes no duty to update these statements, unless it is required to do so by law. If the Company does update one or more forward-looking statements, no inference should be drawn that it will make updates with respect to other forward-looking statements or that it will make any further updates to those forward-looking statements at any future time.
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

Item 1. FINANCIAL STATEMENTS
ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$148,238	$199,278
Accounts receivable, net of allowance for doubtful accounts of $523 and $188	30,422	22,203
Inventories	30,420	31,060
Prepaid expenses	3,020	5,221
Income tax receivable	1,395	1,733
Other current assets	1,800	2,413
Total current assets	215,295	261,908
Noncurrent Assets:
Property, plant and equipment, net of accumulated depreciation	36,511	39,179
Operating right-of-use assets, net	10,757	11,996
Finance right-of-use assets, net	159	146
Intangible assets, net of accumulated amortization of $26,732 and $27,180	18,758	19,046
Goodwill	42,741	43,363
Investment in equity method investee	23,755	25,956
Deferred tax asset	136	271
Other noncurrent assets	1,354	1,303
Total noncurrent assets	134,171	141,260
TOTAL ASSETS	$349,466	$403,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,773	$6,521
Deferred revenue	743	1,518
Accrued expenses and other current liabilities	14,481	11,149
Finance lease liability	85	63
Operating lease liability	2,022	2,164
Acquisition-related contingent consideration obligation	—	18,380
Total current liabilities	25,104	39,795
Noncurrent Liabilities:
Finance lease liability	100	100
Operating lease liability	9,440	10,870
Acquisition-related contingent consideration obligation	5,233	9,333
Other noncurrent liabilities	2,456	2,243
Total noncurrent liabilities	17,229	22,546
TOTAL LIABILITIES	42,333	62,341
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001, 25,000 shares authorized, none issued	—	—
Common stock, par value $0.000001, 120,000 shares authorized, 69,036 and 70,391 shares issued and outstanding	—	—
Additional paid-in capital	530,230	531,393
Accumulated other comprehensive loss	(21,713)	(18,404)
Accumulated deficit	(201,384)	(172,162)
Total stockholders' equity	307,133	340,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$349,466	$403,168
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NET REVENUES:
Products and services	$30,092	$25,336	$86,192	$84,180
Other	815	1,749	3,279	4,078
	30,907	27,085	89,471	88,258
COST OF PRODUCTS AND SERVICES SOLD	16,938	15,313	50,381	51,028
Gross profit	13,969	11,772	39,090	37,230
OPERATING EXPENSES:
Research and development	7,629	10,106	30,720	31,110
Sales and marketing	6,557	6,299	19,931	19,533
General and administrative	11,992	11,081	40,977	37,859
Change in the estimated fair value of acquisition-related contingent consideration	—	376	(22,480)	1,587
Loss (gain) on sale of assets	746	—	726	(993)
	26,924	27,862	69,874	89,096
Operating loss	(12,955)	(16,090)	(30,784)	(51,866)
OTHER INCOME	1,169	2,799	4,094	5,712
Loss before income taxes and equity investment	(11,786)	(13,291)	(26,690)	(46,154)
INCOME TAX EXPENSE	708	47	331	1,591
LOSS BEFORE EQUITY INVESTMENT	(12,494)	(13,338)	(27,021)	(47,745)
LOSS ON EQUITY INVESTMENT	(600)	(374)	(2,201)	(1,700)
NET LOSS	$(13,094)	$(13,712)	$(29,222)	$(49,445)

LOSS PER SHARE
BASIC	$(0.19)	$(0.19)	$(0.42)	$(0.67)
DILUTED	$(0.19)	$(0.19)	$(0.42)	$(0.67)
SHARES USED IN COMPUTING LOSS PER SHARE:
BASIC	69,001	73,004	69,224	74,131
DILUTED	69,001	73,004	69,224	74,131
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(13,094)	$(13,712)	$(29,222)	$(49,445)
OTHER COMPREHENSIVE (LOSS) INCOME
Currency translation adjustments	184	(2,802)	(3,309)	4,187
COMPREHENSIVE LOSS	$(12,910)	$(16,514)	$(32,531)	$(45,258)
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(29,222)	$(49,445)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,333	8,687
Depreciation and amortization	6,911	7,789
Other non-cash amortization	(259)	(221)
Provision for credit losses	367	(176)
Unrealized foreign currency loss	206	294
Interest expense on finance leases	9	6
Loss on equity investment	2,201	1,700
Deferred income taxes	186	(86)
Gain (loss) on sale of fixed assets	726	(993)
Change in the estimated fair value of acquisition-related contingent consideration	(22,480)	1,587
Changes in assets and liabilities:
Accounts receivable	(8,653)	(16)
Inventories	546	894
Prepaid expenses and other assets	2,973	(1,915)
Accounts payable	1,586	(1,733)
Deferred revenue	(772)	(1,085)
Accrued expenses and other liabilities	3,654	(5,314)
Net cash used in operating activities	(34,688)	(40,027)
INVESTING ACTIVITIES:
Proceeds from sale of assets	20	888
Purchases of property and equipment	(5,015)	(3,275)
Net cash used in investing activities	(4,995)	(2,387)
FINANCING ACTIVITIES:
Cash payments for lease liabilities	(68)	(43)
Proceeds from exercise of stock options	47	—
Repurchase of common stock	(7,000)	(10,001)
Payment of taxes related to net share settlement of equity awards	(1,543)	(1,786)
Net cash used in financing activities	(8,564)	(11,830)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,793)	2,959
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,040)	(51,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,278	267,763
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,238	$216,478
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Refund received) cash paid for income taxes	$(43)	$2,582
Non-cash investing and financing activities
Accrued property and equipment purchases	$160	$372
See accompanying notes to the consolidated financial statements.

ORASURE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in thousands)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of OraSure Technologies, Inc. (“OraSure”) and its wholly-owned subsidiaries, DNA Genotek Inc. (“DNAG”), Diversigen, Inc. (“Diversigen”), Sherlock Biosciences, Inc. and its wholly-owned subsidiary Sense Biodetection Limited (collectively, "Sherlock"), and BioMedomics, Inc. ("BioMedomics"). Novosanis NV ("Novosanis") was a subsidiary of OraSure until it was legally dissolved in June 2025. All intercompany transactions and balances have been eliminated. References herein to “we,” “us,” “our,” or the “Company” mean OraSure and its consolidated subsidiaries, unless otherwise indicated. The unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for these interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations expected for the full year.
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
Fair Value of Financial Instruments
As of September 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values based on their short-term nature.
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

		September 30,	December 31,
	Level	2026	2025
Guaranteed investment certificates	1	$12,808	$13,114
Trading securities	1	479	543
Contingent consideration:	3
Current portion		$—	$18,380
Long-term portion		5,233	9,333
		$5,233	$27,713
Included in cash and cash equivalents at September 30, 2026 and December 31, 2025 was $12.8 million and $13.1 million, respectively, invested in guaranteed investment certificates.
Included in cash and cash equivalents at September 30, 2026 and December 31, 2025, was $50.1 million and $68.4 million, respectively, invested in government money market funds. These funds have investments in U.S. government securities and are measured as Level 1 instruments.
The Company offers a nonqualified deferred compensation plan for certain eligible employees and members of the Company's Board of Directors. The assets of the plan are held in the name of the Company at a third-party financial institution. The Company paused the plan in January 2026 and is no longer allowing new participants to enter the plan. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in mutual funds and Company stock. The fair value of the plan assets as of September 30, 2026 and December 31, 2025 was $0.5 million, and was calculated using the quoted market prices of the assets as of those dates. All investments in the plan are classified as trading securities and measured as Level 1 instruments. The fair value of plan assets is included in both current assets and other noncurrent assets with the same amounts included in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets.

Contingent Consideration
The Company has identified its contingent consideration obligations as Level 3 liabilities due to significant inputs that are required to measure the fair value of these obligations. The contingent consideration is comprised of three different tranches: milestone payments, royalty payments, and earnout payments. The significant quantitative unobservable inputs for the milestone payments are the discount rate and probability of achieving regulatory approval milestones. In December 2025, the Company submitted a premarket notification, or 510(k), to the U.S. Food and Drug Administration (the “FDA”) for clearance of its rapid molecular self-test for chlamydia trachomatis and Neisseria gonorrhoeae (“CT/NG”) on the Sherlock platform. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission. Due to this withdrawal, the Company has concluded that it will not obtain FDA clearance by December 31, 2026 as outlined in the terms of the merger agreement. Accordingly, the Company will not be obligated to pay the milestone contingent payments and the milestone contingent consideration liability was reduced to zero. Furthermore, as a result of the delay in the commercialization of the CT/NG product, the royalty based contingent consideration liability was reduced to reflect the delay in recognizing revenue from the sale of the CT/NG product and increase in discount rate associated with the cash flows. During the three and nine months ended September 30, 2026, to reflect these changes in these liabilities, a decrease in the estimated fair value of acquisition-related contingent consideration of $0 and $22.5 million, respectively, was recorded on the Company's consolidated statement of operations.
The fair value methodology for royalty payments is based on a discounted cash flow model. The significant quantitative unobservable inputs include internally developed future expected cash flows, a discount rate and the probability achievement of a milestone of a regulatory approval. The royalty payments represent a mid-single digit percentage of the net sales through 2034 associated with the acquired in-process and research and development intangible asset.
The fair value methodology for earnout payments is based on a Monte Carlo model. Significant quantitative unobservable inputs are future expected cash flows, discount rate and volatility rate.
There has been a net decrease of $17.9 million in the fair value of the Company's contingent consideration from date of acquisition to September 30, 2026 primarily due to the release of the milestone liability and a reduction in royalty liability as described above.

Fair Value
Balance at December 31, 2025	$27,713
Additions	—
Change in fair value	(22,480)
Balance at September 30, 2026	$5,233
The fair value analysis as of September 30, 2026, utilized a 20.4% discount rate.

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
In December 2025, the Company submitted a 510(k) to the FDA for clearance of its rapid molecular self-test for CT/NG. Following constructive interactions with the FDA, the Company is updating its submission plan for the CT/NG test on the Sherlock platform to incorporate feedback received from the agency. As part of this process, in July 2026, the Company elected to withdraw its current submission and plans to pursue a future submission. This withdrawal was considered an indicator of impairment, which necessitated review of the facts and circumstances underlying the value of the in-process research and development ("IPR&D") technology intangible asset as of June 30, 2026. The Company performed a quantitative indefinite-lived intangible asset impairment test on the IPR&D technology which concluded that the carrying value of the Company's IPR&D technology was below its fair value indicating there was no impairment as of June 30,

2026. The carrying value was 6% below its fair value. There were no triggering events identified for the three months ended September 30, 2026.
As of September 30, 2026, the IPR&D technology intangible asset was $17.0 million. The impairment analysis used an income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The revenue and cash flows assumes CT/NG receives regulatory authorization and market competition of future products is low. The revenues assume market growth will accelerate each year. If there are delays to attaining regulatory approval or successfully launching CT/NG, this could have a negative outcome on the indefinite-lived intangible asset impairment analysis.
The below table illustrates the discount rate sensitivity to the fair value of the IPR&D technology intangible asset when performing the impairment analysis as of June 30, 2026. In the IPR&D technology intangible asset impairment analysis as of June 30, 2026, the impairment analysis utilized a 40% discount rate.

Discount Rate
38.0%	39.0%	40.0%	41.0%	42.0%
$22,000	$20,000	$18,000	$17,000	$15,000
Equity Method Investee
In January 2024, the Company led the Series B financing and entered into wide-ranging strategic distribution agreements with KKR Sapphiros L.P. ("Sapphiros"), a privately held consumer diagnostic portfolio company, and certain of its related entities. Through this relationship, the Company expects to be able to offer a more comprehensive range of low-cost diagnostic tests and molecular sample management solutions to the Company's customers globally. As of September 30, 2026, the Company had funded $30.0 million for its interest in Sapphiros. The Company recorded the investment using the equity method in accordance with Accounting Standards Codification ("ASC") Topic 323, Investments—Equity Method and Joint Ventures—Overall. In accordance with the equity method, the Company's equity investment is presented net of its share of any gains or losses of the investee. The Company has elected as its accounting policy to recognize its share of any income or loss in Sapphiros on a three-month lag. The value of the investment in Sapphiros of $23.8 million as of September 30, 2026 is included in the investment in equity method investee line of the Company's balance sheet. The Company has no unconditional obligations or guarantees to, or in support of, its equity method investee and its operations. In conjunction with the preparation of the Company's September 30, 2026 financial statements, the Company evaluated the investment in Sapphiros for impairment and concluded there was no such impairment. The Company's investment in Sapphiros was valued at $26.0 million as of December 31, 2025.
Related Party
The Company loaned Sapphiros $0.3 million during the year ended December 31, 2025. The loan plus interest is due in December 2026. During the year ended December 31, 2025, the Company entered into an agreement with Sapphiros to assist in the development of certain products for Sapphiros. A total of $1.9 thousand and $0.2 million of products and services revenue was recognized from this agreement for the three and nine months ended September 30, 2026. No equivalent amounts were recognized for the three and nine months ended September 30, 2025.
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

Foreign Currency Transactions
Net foreign exchange gains resulting from foreign currency transactions that are included in other income in the Company's consolidated statements of operations were $33.0 thousand and $0.6 million for the three months ended September 30, 2026 and 2025, respectively.
Net foreign exchange gains (losses) resulting from foreign currency transactions for the nine months ended September 30, 2026 and 2025 were $0.1 million and $(0.7) million respectively.
Accumulated Other Comprehensive Loss
Change in accumulated other comprehensive loss by component is listed below:

	Foreign Currency	Total
Balance at December 31, 2025	$(18,404)	$(18,404)
Other comprehensive loss	(3,309)	(3,309)
Balance at September 30, 2026	$(21,713)	$(21,713)

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
2.    INVENTORIES:

	September 30,	December 31,
	2026	2025
Raw materials	$15,950	$14,831
Work in process	831	56
Semi-finished goods	2,939	1,965
Finished goods	10,700	14,208
	$30,420	$31,060

3.    PROPERTY, PLANT, AND EQUIPMENT, NET:

	September 30,	December 31,
	2026	2025
Land	$1,118	$1,118
Buildings and improvements	38,333	39,071
Machinery and equipment	44,236	46,202
Computer equipment and software	11,888	11,101
Furniture and fixtures	1,566	1,632
Construction in progress	6,019	2,931
	103,160	102,055
Accumulated depreciation	(66,649)	(62,876)
	$36,511	$39,179
4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	September 30,	December 31,
	2026	2025
Payroll and related benefits	$8,944	$5,255
Professional fees	2,958	1,938
Sales tax payable	1,092	1,152
Other	1,487	2,804
	$14,481	$11,149

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
As of March 31, 2026 the Company had paid the full $1.7 million related to the reduction in workforce. This reduction in workforce was completed by March 31, 2026 and no additional charges were incurred during nine months ended September 30, 2026.
Q3 2024 Reduction in Workforce
During the third quarter of 2024, the Company executed a reduction in workforce as the Company notified certain employees of its intention to discontinue its risk assessment business. Additional employees were notified in the fourth quarter of 2024.
As of September 30, 2026, the Company had $2.7 thousand accrued and had paid $1.2 million related to this reduction in workforce. No additional charges were incurred during the nine months ended September 30, 2026. The Company expects this reduction in workforce to be completed by October 2026.

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
$1,269

As of September 30, 2026, the Company had $0.1 million accrued and had paid $1.1 million related to the reduction in workforce. No additional charges were incurred during the nine months ended September 30, 2026. The Company expects this reduction in workforce to be completed by February 2027.

6.    REVENUES:
Revenues by Product Line. The following table represents total net revenues by product line:

HIV
Sample Management Solutions (1)
HCV
Other products and services revenues (2)
COVID-19 (3)
Risk Assessment Testing (4)
Net product and services revenues
Non-product and services revenues (5)
Net revenues

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2026	2025	2026	2025
$12,116	$11,141	$39,305	$38,439
12,498	10,306	31,431	29,271
3,221	2,604	9,277	11,063
2,235	1,196	6,138	2,963
22	89	41	578
—	—	—	1,866
30,092	25,336	86,192	84,180
815	1,749	3,279	4,078
$30,907	$27,085	$89,471	$88,258
(1) Includes Genomics, Microbiome and Colli-Pee® product revenues.
(2) Includes Syphilis, Ebola, and Sickle SCAN® product revenues and single order fulfillment.
(3) Includes COVID-19 Diagnostics and COVID-19 Sample Management Solutions revenues.
(4) Includes substance abuse testing product revenues.
(5) Includes funded research and development contracts, royalty income and grant revenues.
Revenues by Geographic Area. The following table represents total net revenues by geographic area, based on the location of the customer:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$20,532	$19,662	$59,439	$60,070
Africa	6,399	4,875	19,959	19,023
Europe	2,223	1,300	5,415	5,064
Other regions	1,753	1,248	4,658	4,101
	$30,907	$27,085	$89,471	$88,258
Customer Concentrations. The following table represents customer concentration risk:

	For the Three Months Ended September 30,
Net Revenues	2026	2025
Commercial customer(1)	10%	N/A

	September 30,	December 31,
Accounts Receivable	2026	2025
Commercial customer (1)	20%	15%
Commercial customer (1)	11%	N/A
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

Deferred Revenue. The Company records deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2026 and December 31, 2025 was comprised of customer prepayments of $0.7 million and $1.2 million, respectively. Deferred revenue as of December 31, 2025 was also comprised of $0.4 million of unearned grant income. The Company had no unearned grant income in deferred revenue as of September 30, 2026.
The following table represents deferred revenue recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Deferred Revenue Recognized	2026	2025	2026	2025
Accrued at beginning of year	$39	$529	$1,148	$1,991
7.    INCOME TAXES:
The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Federal income tax expense	$3	$3	$8	$168
State income tax expense	18	(612)	74	1,792
Foreign income tax expense (benefit)	687	656	249	(369)
	$708	$47	$331	$1,591

During the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $0.7 million and $47.0 thousand, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $0.3 million and $1.6 million, respectively. The higher federal and state income tax expense in 2025 is largely due to recording an uncertain tax position for certain tax matters, including penalties and interest. During the three and nine months ended September 30, 2026, the Company had an effective tax rate of (6.0)% and (1.2)%, respectively. During the three and nine months ended September 30, 2025, the Company had an effective tax rate of (0.4)% and (3.4)%, respectively. The change in the tax in the quarterly periods is largely due to a reduction in the uncertain tax position made in Q3 2025 that did not reoccur in the third quarter of 2026. The increase in the Company's tax rate for the year-to-date period is primarily due to the recording of the uncertain tax positions in 2025 and an estimated increase in foreign pre-tax income in 2026.
Income tax expense reflects taxes due to the taxing authorities and the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting and tax purposes, and net operating loss and tax credit carryforwards.
A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded on the Company’s U.S. and U.K. deferred tax assets as of September 30, 2026 and December 31, 2025.
Uncertain tax positions were approximately $2.0 million as of September 30, 2026 and December 31, 2025. The Company’s uncertain tax positions relate to U.S. federal and other jurisdictions. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. Any assessments or settlements could result in changes to the Company's contingencies related to positions on prior years’ tax filings.

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
For the three months ended September 30, 2026 and 2025, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,729 and 585 shares were excluded from the computation of diluted loss per share.
For the nine months ended September 30, 2026 and 2025, outstanding common stock options, unvested restricted stock, and unvested performance stock units representing 1,179 shares and 605 shares, respectively, were excluded from the computation of diluted loss per share.
9.     STOCKHOLDERS' EQUITY:
In March 2025, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") effective March 21, 2025, whereby the Company may purchase up to $40.0 million in shares of its common stock over a period of up to two years. The amount and timing of share repurchases under the Repurchase Program may be carried out at the discretion of the Company's management through various methods in compliance with applicable state and federal securities laws. The Company did not repurchase shares of its common stock under the Repurchase Program during the three months ended September 30, 2026, and the Company repurchased 1.5 million shares during the three months ended September 30, 2025. The Company repurchased 2.4 million and 3.3 million shares of its common stock under the Repurchase Program during the nine months ended September 30, 2026 and 2025, respectively.
The reconciliation of the changes in stockholders' equity for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	70,391	$—	$531,393	$(18,404)	$(172,162)	$340,827
Vesting of restricted stock and performance stock units	1,190	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(416)	—	(1,261)	—	—	(1,261)
Stock-based compensation	—	—	2,768	—	—	2,768
Shares repurchased and retired in connection with share repurchase program	(1,768)	—	(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(22,377)	(22,377)
Currency translation adjustments	—	—	—	(1,633)	—	(1,633)
Balance at March 31, 2026	69,397	$—	$527,900	$(20,037)	$(194,539)	$313,324
Vesting of restricted stock and performance stock units	291	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(73)	—	(223)	—	—	(223)
Stock-based compensation	—	—	2,287	—	—	2,287
Shares repurchased and retired in connection with share repurchase program	(647)	—	(2,000)	—	—	(2,000)
Net income	—	—	—	—	6,249	6,249
Currency translation adjustments	—	—	—	(1,860)	—	(1,860)
Balance at June 30, 2026	68,968	$—	$527,964	$(21,897)	$(188,290)	$317,777
Common stock issued upon exercise of options	14	—	47	—	—	47
Vesting of restricted stock and performance stock units	69	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(15)	—	(59)	—	—	(59)
Stock-based compensation	—	—	2,278	—	—	2,278
Shares repurchased and retired in connection with share repurchase program	—	—	—	—	—	—
Net loss	—	—	—	—	(13,094)	(13,094)
Currency translation adjustments	—	—	—	184	—	184
Balance at September 30, 2026	69,036	$—	$530,230	$(21,713)	$(201,384)	$307,133

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	74,598	$—	$538,129	$(24,360)	$(103,431)	$410,338
Vesting of restricted stock and performance stock units	768	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(252)	—	(941)	—	—	(941)
Stock-based compensation	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(16,040)	(16,040)
Currency translation adjustments	—	—	—	238	—	238
Balance at March 31, 2025	75,114	$—	$539,875	$(24,122)	$(119,471)	$396,282
Vesting of restricted stock and performance stock units	713	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(271)	—	(784)	—	—	(784)
Stock-based compensation	—	—	3,165	—	—	3,165
Shares repurchased and retired in connection with share repurchase program	(1,821)		(5,000)	—	—	(5,000)
Net loss	—	—	—	—	(19,693)	(19,693)
Currency translation adjustments	—	—	—	6,751	—	6,751
Balance at June 30, 2025	73,735	$—	$537,256	$(17,371)	$(139,164)	$380,721
Vesting of restricted stock and performance stock units	76	—	—	—	—	—
Purchase and retirement of common shares in satisfaction of minimum tax withholdings for vested restricted stock and performance stock units	(21)	—	(61)	—	—	(61)
Stock-based compensation	—	—	2,835	—	—	2,835
Shares repurchased and retired in connection with share repurchase program	(1,525)	—	(5,001)	—	—	(5,001)
Net loss	—	—	—	—	(13,712)	(13,712)
Currency translation adjustments	—	—	—	(2,802)	—	(2,802)
Balance at September 30, 2025	72,265	$—	$535,029	$(20,173)	$(152,876)	$361,980

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
The accounting policies of the Company's reportable segment are the same as those described in Note 1 Summary of Significant Accounting Policies.
The following table represents total long-lived assets by geographic area:

	September 30,	December 31,
	2026	2025
United States	$35,278	$36,254
United Kingdom	8,110	10,061
Canada	3,756	4,642
Other regions	283	364
	$47,427	$51,321

The following table represents reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$30,907	$27,085	$89,471	$88,258
Cost of products and services sold (1)	16,938	15,313	50,381	51,028
Gross profit	13,969	11,772	39,090	37,230
Research and development (1)	7,629	10,106	30,720	31,110
Sales and marketing (1)	6,557	6,299	19,931	19,533
General and administrative (1)	11,992	11,081	40,977	37,859
Change in the estimated fair value of acquisition-related contingent consideration	—	376	(22,480)	1,587
Loss (gain) on sale of assets	746	—	726	(993)
Operating loss	(12,955)	(16,090)	(30,784)	(51,866)
Other income	86	154	490	138
Interest revenue	1,053	2,051	3,478	6,279
Other segment items (2)	30	594	126	(705)
Loss before income taxes and equity investment	(11,786)	(13,291)	(26,690)	(46,154)
Income tax expense	708	47	331	1,591
Loss on equity investment	(600)	(374)	(2,201)	(1,700)
Net loss	$(13,094)	$(13,712)	$(29,222)	$(49,445)

(1) The tables below represent additional significant segment expense categories.
(2) Includes interest expense and foreign currency gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based Compensation
Cost of products and services sold	$169	$208	$550	$584
Research and development	353	282	990	764
Sales and marketing	277	213	696	648
General and administrative	1,479	2,132	5,097	6,691
	$2,278	$2,835	$7,333	$8,687

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation & Amortization
Cost of products and services sold	$845	$1,054	$2,813	$3,503
Research and development	350	514	1,048	1,568
Sales and marketing	2	21	4	78
General and administrative	1,002	865	3,046	2,640
	$2,199	$2,454	$6,911	$7,789

11.     BUSINESS COMBINATIONS:
BioMedomics
On November 12, 2025, the Company acquired all of the outstanding stock of BioMedomics, pursuant to the terms of an acquisition agreement (the "Acquisition Agreement"). The Company began operating this entity as of the November 12, 2025 closing date.
The primary reason for the acquisition of BioMedomics was to expand the Company's diagnostic portfolio by adding Sickle SCAN®, a rapid, point-of-need test for sickle cell disease that is sold outside of the United States.
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
The purchase price was allocated to the tangible assets and identifiable intangible asset acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible asset was developed technology. The developed technology was all assigned a ten year useful life.

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
Revenues from BioMedomics consist of sales from the Sickle SCAN® test. Effective as of November 12, 2025, the financial results of BioMedomics are included in the consolidated financial results of the Company. BioMedomics contributed $0.1 million and $1.1 thousand of revenue and net income, respectively, to the consolidated statement of operations for the year ended December 31, 2025.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Net revenues	$27,303	$88,998
Net loss	$(13,838)	$(49,609)

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

On November 14, 2024 the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025 and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027. On October 27, 2026, the parties resolved the litigation in a manner which resulted in a positive outcome for the Company. The Court, upon the parties' agreement, replaced the February 27, 2025, preliminary injunction with a permanent injunction protecting the Company's proprietary information and trade secrets at issue in the case, and dismissed all claims in the case with prejudice.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the Company's unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the Company's audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 9, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business and impact and potential impacts on its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, the Company's actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.

Business Overview
The Company's business consists of the development, manufacture, marketing, sale and distribution of simple, easy to use diagnostic products and specimen collection devices using its proprietary technologies. The Company's diagnostic products include tests for diseases including HIV, Hepatitis C, Syphilis, Sickle Cell and COVID-19 that are performed on a rapid basis at the point of care. These products are sold in the United States and internationally to various clinical laboratories, hospitals, clinics, community-based organizations, and other public health organizations, distributors, government agencies, physicians’ offices, and commercial and industrial entities. The Company's HIV and COVID-19 products are also sold in a consumer-friendly format in the over-the-counter ("OTC") market in the U.S. and, in the case of the HIV and HCV products, as a self-test to individuals in a number of other countries, including, for the HIV products, as an oral swab in-home test for HIV-1 and HIV-2 in Europe, and for the HCV products, as an OTC test.
The Company's business also includes sample management solutions and services that are used by clinical laboratories, direct-to-consumer laboratories, researchers, pharmaceutical companies, and animal health service and product providers. The revenues from sample management solutions are derived from product sales to commercial customers and sales into the academic and research markets. Customers span the disease risk management, diagnostics, pharmaceutical, biotech, and companion animal market segments. The Company has also developed collection devices for the emerging microbiome market, which focuses on studying microbiomes and their effect on human and animal health. In June 2026, the Company received FDA 510(k) clearance for its Colli-Pee™•Dx Urine Collection Kit, a prescription device for the at-home self-collection of first-void urine for use with FDA-cleared sexually transmitted infection (STI) molecular assays with which the device has been validated. The device has been validated for use with Roche’s cobas® CT/NG and cobas® TV/MG assays.
Risk Assessment Testing
During the third quarter of 2024, the Company announced the discontinuance of sales of its risk assessment product line, which was completed in the second quarter of 2025 and as such the Company had no sales of its risk assessment products during the three and nine months ended September 30, 2026. There were no sales of the Company's risk assessment products during the three months ended September 30, 2025 and $1.9 million of sales for the nine months ended September 30, 2025. During the first quarter of 2025, the Company sold certain assets that made up the risk assessment product line including certain intellectual property, contracts, permits, and equipment.

Results of Operations (all dollar amounts in tables are presented in thousands)
For the three months ended September 30, 2026 compared to September 30, 2025.
CONSOLIDATED NET REVENUES
The table below shows total consolidated net revenues for the three months ended September 30, 2026 and 2025:

Diagnostics (1)
Sample Management Solutions (2)
Other products and services
COVID-19 Diagnostics
Net product and services revenues
Non-product and services revenues (3)
Net revenues

For the Three Months Ended September 30, 2026
Dollars			Percentage of Total Net Revenues
2026	2025	% Change	2026	2025
$16,801	$14,499	16%	54%	54%
12,498	10,306	21%	40%	38%
771	442	74%	2%	2%
22	89	(75)%	—%	—%
30,092	25,336	19%	96%	94%
815	1,749	(53)%	4%	6%
$30,907	$27,085	14%	100%	100%
(1)Includes HIV, HCV, Syphilis, Sickle SCAN® and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes funded research and development contracts, royalty income and grant revenues.
Product and Services Revenues
Consolidated net revenues increased 14% to $30.9 million for the three months ended September 30, 2026, from $27.1 million for the three months ended September 30, 2025.
Sales of the Company's Diagnostics products increased 16% to $16.8 million for the three months ended September 30, 2026, from $14.5 million for the three months ended September 30, 2025. This increase was primarily driven by higher international HIV revenues associated with stabilization in our African markets and timing of customer orders. The company also experienced an increase in domestic and international HCV revenue and revenue in the quarter also included Sickle SCAN® revenues, a new revenue stream acquired through the BioMedomics, Inc. acquisition completed in November 2025.
Sample Management Solutions revenues increased 21% to $12.5 million for the three months ended September 30, 2026, from $10.3 million for the three months ended September 30, 2025. This increase in revenue was driven by key commercial customer growth and timing of specific commercial orders.
Non-Product and Services Revenues
Non-product and services revenues decreased 53% to $0.8 million for the three months ended September 30, 2026, from $1.7 million for the three months ended September 30, 2025, primarily due to the completion of various funded R&D contracts.
CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 45.2% for the three months ended September 30, 2026, compared to 43.5% for the three months ended September 30, 2025. The drivers of the margin increase are attributable to better absorption of fixed overhead costs due to operational efficiencies, partially offset by higher scrap and lower non-product revenues which contribute 100% to gross margin.
Consolidated operating loss for the three months ended September 30, 2026 was $13.0 million compared to an operating loss of $16.1 million for the three months ended September 30, 2025.

Research and development expenses decreased 25% to $7.6 million for the three months ended September 30, 2026, from $10.1 million for the three months ended September 30, 2025, primarily due to lower costs associated with the development of Company's CT/NG application on its molecular self-test device.
Sales and marketing expenses increased 4% to $6.6 million for the three months ended September 30, 2026 from $6.3 million for the three months ended September 30, 2025.
General and administrative expenses increased 8% to $12.0 million for the three months ended September 30, 2026 from $11.1 million for the three months ended September 30, 2025 largely due to higher legal fees.
All of the above contributed to the Company's operating loss of $13.0 million for the three months ended September 30, 2026, which included non-cash charges of $2.3 million for stock-based compensation and $2.2 million for depreciation and amortization. The Company's operating loss of $16.1 million for the three months ended September 30, 2025, included non-cash charges of $2.8 million for stock-based compensation, $2.5 million for depreciation and amortization and $0.4 million for the change in the estimated fair value of acquisition-related contingent consideration.
OTHER INCOME
Other income for the three months ended September 30, 2026 was $1.2 million compared to $2.8 million for the three months ended September 30, 2025. The decrease in other income is due to lower interest income and lower foreign currency gains.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. and U.K. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. For the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $0.7 million and $47.0 thousand, respectively. During the three months ended September 30, 2026 and 2025, the Company had an effective tax rate of (6.0)% and (0.4)%, respectively. The decrease in the Company's tax rate was primarily due to the recording of a reduction in an uncertain tax position made in the third quarter of 2025 that did not reoccur in the third quarter of 2026.

Results of Operations
For the nine months ended September 30, 2026 compared to September 30, 2025.
CONSOLIDATED NET REVENUES
The table below shows an outline of total consolidated net revenues for the nine months ended September 30, 2026 and 2025:

Diagnostics (1)
Sample Management Solutions (2)
Other products and services
COVID-19 Diagnostics
Risk Assessment Testing (3)
Net product and services revenues
Non-product and services revenues (4)
Net revenues

For the Nine Months Ended September 30,
Dollars			Percentage of Total Net Revenues
2026	2025	% Change	2026	2025
$53,018	$51,410	3%	59%	58%
31,431	29,271	7%	35%	33%
1,702	1,059	61%	2%	1%
41	574	(93)%	—%	1%
—	1,866	(100)%	—%	2%
86,192	84,180	2%	96%	95%
3,279	4,078	(20)%	4%	5%
$89,471	$88,258	1%	100%	100%
(1)Includes HIV, HCV, Syphilis, Sickle SCAN® and SureQuick® product revenues.
(2)Includes Genomics, Microbiome, and Colli-Pee® product revenues.
(3)Includes substance abuse testing product revenues.
(4)Includes funded research and development contracts, royalty income, and grant revenues.

Product and Services Revenues
Consolidated net revenues increased 1% to $89.5 million for the nine months ended September 30, 2026, from $88.3 million for the nine months ended September 30, 2025.
Sales of the Company's Diagnostics products increased 3% to $53.0 million for the nine months ended September 30, 2026 from $51.4 million for the nine months ended September 30, 2025. This increase is primarily attributable to higher HIV international revenues associated with the Company's near shoring efforts in Africa, stabilization of African markets, and due to the timing of customer orders. The increase in revenues is also driven by higher syphilis sales associated with new customers in the women's health market and the inclusion of Sickle SCAN® revenues, a new revenue stream acquired through the BioMedomics, Inc. acquisition completed in November 2025. These increases in revenues were offset by lower international HCV revenues driven by reduced reimbursement subsidies in the Asian market and a large order shipped into Africa in the second quarter of 2025 that did not recur. Domestic HIV revenues also declined due to lower purchases under the Together Take Me Home program.
Sample Management Solutions revenues increased 7% to $31.4 million for the nine months ended September 30, 2026, from $29.3 million for the nine months ended September 30, 2025. This increase in revenue was largely driven by key commercial customer growth and timing of specific commercial orders.
COVID-19 Diagnostics revenues decreased 93% to $41.0 thousand for the nine months ended September 30, 2026, from $574.0 thousand for the nine months ended September 30, 2025 due to lower overall demand for COVID-19 testing.
Risk Assessment testing revenues was zero for nine months ended September 30, 2026, compared to $1.9 million for the nine months ended September 30, 2025. The Company discontinued this line of business at the end of 2024 and the business wound down in early 2025.
Non-Product and Services Revenues
Non-product and services revenues decreased 20% to $3.3 million for the nine months ended September 30, 2026, from $4.1 million for the nine months ended September 30, 2025, primarily due to the completion of certain funded R&D contracts and due to the timing of the related spend associated with the contracts.

CONSOLIDATED OPERATING RESULTS
Consolidated gross profit margin increased to 43.7% for the nine months ended September 30, 2026, from 42.2% for the nine months ended September 30, 2025. The largest driver of the margin improvement is better absorption of fixed overhead costs due to operational efficiencies partially offset by higher scrap expense.
Consolidated operating loss for the nine months ended September 30, 2026 was $30.8 million, compared to a $51.9 million operating loss reported for the nine months ended September 30, 2025. Results for the nine months ended September 30, 2026 benefited from a $22.5 million change in the estimated fair value of acquisition-related contingent consideration but were negatively impacted by higher operating expenses.
Research and development expenses decreased 1% to $30.7 million for the nine months ended September 30, 2026, from $31.1 million for the nine months ended September 30, 2025 largely due to lower spend incurred for clinical trials for the CT/NG and Colli-Pee® devices as the clinical trials were completed in second quarter of 2026.
Sales and marketing expenses increased 2% to $19.9 million for the nine months ended September 30, 2026 from $19.5 million for the nine months ended September 30, 2025.
General and administrative expenses increased 8% to $41.0 million for the nine months ended September 30, 2026, from $37.9 million for the nine months ended September 30, 2025, largely due to higher professional, consulting, and legal fees associated with litigation, and stockholder activism costs.
All of the above contributed to the Company's operating loss of $30.8 million for the nine months ended September 30, 2026, which included non-cash income of $22.5 million reflected in the change in the estimated fair value of acquisition-related contingent consideration, and non-cash charges of $7.3 million for stock-based compensation, and $6.9 million for depreciation and amortization. The Company's operating loss of $51.9 million for the nine months ended September 30, 2025 included a non-cash charge of $8.7 million for stock-based compensation, $7.8 million for depreciation and amortization, and $1.6 million for the change in the estimated fair value of acquisition-related contingent consideration.

CONSOLIDATED OTHER INCOME
Other income decreased to $4.1 million for the nine months ended September 30, 2026 from $5.7 million for the nine months ended September 30, 2025. The decrease in other income is due to lower interest income offset by higher foreign currency gains.
CONSOLIDATED INCOME TAXES
The Company continues to believe the full valuation allowance established against its total U.S. deferred tax asset is appropriate as the facts and circumstances necessitating the allowance have not changed. The Company has not achieved U.S. cumulative pre-tax earnings based on a rolling three-year window as the Company has not achieved a level of sustained profitability that would, in its judgment, support the release of the valuation allowance. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $0.3 million and $1.6 million, respectively, reflecting effective tax rates of (1.2)% and (3.4)%, respectively. The increase in the Company's tax rate was primarily due to the recording of an uncertain tax position in 2025 and a estimated increase in foreign pre-tax income in 2026.
Liquidity and Capital Resources

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$148,238	$199,278
Working capital	190,191	222,113
The Company's cash and cash equivalents decreased to $148.2 million at September 30, 2026, from $199.3 million at December 31, 2025. The Company has $82.1 million, or 55%, of its $148.2 million of cash and cash equivalents held by DNAG, the Company's Canadian subsidiary.
The Company's working capital decreased to $190.2 million at September 30, 2026, from $222.1 million at December 31, 2025. Working capital is primarily a function of sales, purchase volumes, inventory requirements, and vendor payment terms.
Analysis of the Company's Cash Flows
Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $34.7 million. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory purchases, and payments to vendors. The Company's net loss of $29.2 million included a $22.5 million non-cash benefit from the change in the estimated fair value of acquisition-related contingent consideration, partially off set by stock-based compensation expense of $7.3 million, depreciation and amortization expense of $6.9 million, a loss on equity investment of $2.2 million, and other non-cash charges aggregating to $1.2 million.
Cash used by the Company's working capital accounts included an increase in accounts receivable of $8.7 million due to timing of shipments and invoicing and a decrease in deferred revenue of $0.6 million as work on grant projects is completed and earned. These uses of cash were partially offset by an increase in accrued expenses and other liabilities of $3.7 million largely associated with an increase in the company's profit sharing accrual as it builds toward a payout in early 2027, a decrease in prepaid expenses and other assets of $3.0 million resulting from the timing of payment for the Company's insurance renewals, an increase of $1.6 million in accounts payable largely associated with the timing of spend on inventory purchases, and an overall decrease in inventory balances of $0.5 million.
Investing Activities
Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2026, for purchases of property and equipment.
Financing Activities

Net cash used in financing activities was $8.6 million for the nine months ended September 30, 2026, which was largely comprised of $7.0 million to repurchase common stock pursuant to the Company's stock repurchase plan and $1.5 million used for the repurchase of common stock to satisfy withholding taxes related to the vesting of restricted stock awarded to the Company's employees.
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
Critical Accounting Policies and Estimates
A more detailed review of the Company's critical accounting policies is contained in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. No material changes have been made to such critical accounting policies during the nine months ended September 30, 2026.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
NowDiagnostics Litigation

On November 14, 2024, the Company filed a complaint against NowDiagnostics, Inc. ("NowDx"), Jody Berry ("Berry") and Janean Young ("Young") in the United States District Court for the Eastern District of Pennsylvania alleging misappropriation and misuse of the Company's proprietary information and trade secrets by NowDx, Berry and Young in violation of the Federal Defend Trade Secrets Act and the Pennsylvania Uniform Trade Secrets Act. The complaint also alleges breach of contract and duty of loyalty by Young, unfair competition by NowDx, and tortious interference with contractual relations by Berry and NowDx. NowDx filed Counterclaims against the Company on January 13, 2025, and the Company filed its Answer to the Counterclaims on February 3, 2025. Young filed a Motion to Dismiss the claims against her, which was denied by the court on February 4, 2025. NowDx, Berry, and Young agreed to a preliminary injunction which the Court entered on February 27, 2025. On February 11, 2026, the Court issued an order scheduling trial for January 17, 2027. On October 27, 2026, the parties resolved the litigation in a manner which resulted in a positive outcome for the Company. The Court, upon the parties' agreement, replaced the February 27, 2025, preliminary injunction with a permanent injunction protecting the Company's proprietary information and trade secrets at issue in the case, and dismissed all claims in the case with prejudice.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (1)
July 1, 2026 - July 31, 2026	—		$—	—	$17,960,005
August 1, 2026 - August 31, 2026	9,245	(2)	$4.13	—	$17,960,005
September 1, 2026 - September 30, 2026	6,188	(2)	$3.42	—	$17,960,005
	15,433			—
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
(2)Represents shares retired to satisfy tax withholdings, in connection with the vesting of restricted and performance shares, pursuant to the OraSure Technologies, Inc. Stock Award Plan.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None
Item 4.    MINE SAFETY DISCLOSURES
Not applicable
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
The disclosure set forth in Part II - Item 2 above is incorporated herein by reference.

During the three months ended September 30, 2026, none of the Company's directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Amendment to Certificate of Incorporation dated June 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on June 3, 2026).

10.1ˆ	Amended and Restated OraSure Technologies, Inc. 2000 Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2026).

31.1*	Certification of Carrie Eglinton-Manner required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kenneth J. McGrath required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: November 9, 2026	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: November 9, 2026	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)