Form 10-Q/A
period 2026-09-30
ORASURE TECHNOLOGIES INC
filed 2026-11-12
CIK 1116463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE

OraSure Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the Securities and Exchange Commission on November 9, 2026 (the “Original Report”).

The sole purpose of this Amendment is to correct an inadvertent error in the XBRL Interactive Data Tables Exhibits that were initially filed with the Original Report. Such exhibits to the Original Report erroneously included references to a prospective transaction by the Company, which was included due to an administrative error. This Amendment removes those references. The correction does not affect the financial statements or narrative disclosures contained in the Original Report.

Except as described above, this Amendment does not amend, update or modify any disclosure in the Original Report.

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

ORASURE TECHNOLOGIES, INC.

/s/ Kenneth J. McGrath
Date: November 12, 2026	Kenneth J. McGrath
Chief Financial Officer
(Principal Financial Officer)

/s/Michele M. Anthony
Date: November 12, 2026	Michele M. Anthony
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)